Form 10KSB40
period 1996-10-31
NEW VISUAL ENTERTAINMENT
filed 1997-03-17
CIK 1026595

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 31, 1996

                         Commission File No.0-21785

                         NEW VISUAL ENTERTAINMENT, INC.
              (Exact name of small business issuer in its charter)

               UTAH                                       95-4543704
      State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)


5737 PACIFIC CENTER BLVD. SAN DIEGO, CALIFORNIA            92121
(Address of principal executive office)                  (Zip Code)

                   Issuer's telephone number - (619) 657-9777

         Securities registered under Section 12 (b) of the Exchange Act:

                         COMMON STOCK, $0.001 PAR VALUE
                              (Title of each class)

                             NASDAQ - BULLETIN BOARD
                   (Name of each exchange on which registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X ; No   .

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $43,722

As of October 31, 1996 the registrant had outstanding 12,425,227 shares of its Common Stock, par value of $0.001, its only class of voting securities. The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on February 13, 1997, was approximately $6,989,190 based on the average sales prices on the NASDAQ-BB on such date (See Item 5).

                      DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one):  Yes    ;    No  X .

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

New Visual Entertainment, Inc., a developmental stage enterprise (previously known as Bellwether Investment Inc.) (the "Company"), was incorporated under the laws of the State of Utah on December 5th, 1985, is a holding company which is principally engaged in acquisitions and developing business related to the entertainment industry. The Company presently has no wholly owned subsidiaries. On October 18th, 1995, the Company acquired all of the outstanding shares of Siliwood Entertainment Corporation ("Siliwood"), another developmental stage company with no operations. The Company issued a total of 5,911,592 shares of common stock to the shareholders of Siliwood to effect the reverse acquisition. The reverse acquisition was accounted for as a recapitalization, and was accounted for in a manner similar to a pooling of interest. The Company then changed its name to Siliwood Entertainment Corporation.

On June 10th, 1996, the Company acquired certain assets and assumed various liabilities from Infinity Vision Entertainment, a Nevada Corporation, and ("IVE"). Following the purchase, Siliwood changed its name to New Visual Entertainment, Inc. ("NV Entertainment"). Accordingly, former IVE shareholders own NV Entertainment (formerly known as Siliwood) common stock. The acquisition of these assets and the assumption of these liabilities has been accounted for under the purchase method, with the costs being allocated to the assets based on fair market value. There were no operations of NV Entertainment prior to the acquisition. There were minimal operations of IVE at the time of the acquisition. The Company is currently engaged in the development, design and distribution of software techniques, videos, and theaters for stereoscopic ("3D") entertainment. To date the Company has generated minimal revenues. Due to the nature of the business, the Company has presented an unclassified balance sheet.

New Visual Entertainment consists of three divisions which are located in Los Angeles and San Diego: (1) The Administrative offices are located at 5737 Pacific Center Blvd, San Diego, California and coordinate corporate operations;
(2) The Theatrical/ Exhibition division is also located in San Diego and functions primarily as a sales and distribution center for themed, location-based, mobile theater sales and installations; (3) The Production division, located at 1805 Colorado Ave., Santa Monica, CA, 90404, coordinates all production efforts, develops industry relations, and markets the Company's music library as well as in-home 3D viewing systems.

                                    PRODUCTS

                              CAMERA & 3D SIGNATURE

NV Entertainment owns certain exclusive licenses to use intellectual properties relating to its business. The Company has exclusive access to a patented dual element, single lens system utilized in connection with the production of 3D motion pictures. In addition, the Company believes it has exclusive ownership of two of the only three "6 Perforation" cameras that have been manufactured; the Company also has exclusive access to the third camera. Finally, the Company has an exclusive license to use a patented 3D signature for the productions and products relating to action sports and maintains unlimited access to all other subject matter.

                           MARKETING AND DISTRIBUTION

The Company's primary function is to facilitate the production and distribution of its 3D technology, as well as the establishment of new, innovative platforms for the presentation of 3D media. NV Entertainment has already produced two completed 3D films: "Edge of Reality" and "Beyond 3D".

The Company will market its 3D technology by providing the industry with the necessary tools to allow for 3D production and viewing within the current 2D infrastructure. This will be accomplished by the following:

      (i) Produce and distribute 3D content for the video, broadcast television ("TV") and motion picture industries;

      (ii)  Establish special theaters for showcasing 3D content;

      (iii) Create a mass audience and mainstream distribution channel; and

      (iv)  License the technology to the entertainment industry.

The immediate focus of the Company is to create a library of 3D products. The Company has already produced and marketed the world's first wide-angle 35-millimeter extreme sports film, "Edge of Reality," which has been viewed by nearly one half million people. In addition, the Company recently filmed the nationwide "AT&T On Tour" concert series of alternative rock and pop artists. This production was the first of its kind and is intended to have a broad market appeal to the 3D target audience.

                                   3D MARKETS

Three-dimensional entertainment markets are currently characterized by relatively short content (one hour or less), and explosive action in color, images, events or scenery. Prime 3D markets include music videos, action television programming, nature documentaries, sports events, promotional material, merchandising tie-ins, and specialized films for location-based visual entertainment. The Company believes that with continued technology development the re-emergence of full-length 3D movies may reappear in the near future.

VISUAL ENTERTAINMENT MARKET

The total potential market for NV Entertainment's 3D technology is estimated to be $3.5 billion, and encompasses three distinct entertainment industries; broadcast and cable television, video software, and motion pictures. In addition, Location Based Entertainment ("LBE") theaters represent a profitable and rapidly growing market segment that could potentially represent revenues exceeding $180 million.

I)    BROADCAST AND CABLE TELEVISION INDUSTRY

Television advertising revenues in 1994 amounted to $ 34.2 billion, and is currently estimated at about $ 38 billion annually. Household TV penetration now exceeds 98% of the total households in the United States, with nearly 100% being color television sets. Currently, the TV population in the United States exceeds 217 million sets, with the average household having a TV on over seven hours each day. NV Entertainment believes there is substantial opportunity for enhancing the visual experience with 3D technology.

Initial 3D penetration of visual broadcast markets will be focused on sports events, music videos and special programming, such as the "AT&T On Tour" projects. As the mass TV audience acquires 3D viewers, NV Entertainment believes the scope of 3D programming will expand. Syndicated 3D programs, or even dedicated time slots or channels, may be broadcast in 3D and could facilitate widespread video software and motion picture opportunities.

(II)  VIDEO SOFTWARE INDUSTRY

Video software (dubbed videotapes) is a $15 billion retail industry divided almost equally between sales and rentals. During 1995, video software volume reached 490 million pre-recorded tapes in addition to 375 million blank video cassettes. Revenue generated by video (content) suppliers was just over $ 6.0 billion in 1995, or about $12.25/tape. Over 75 million households in the United States have video cassette recorders ("VCR's"), or 80% of all households with televisions. Currently, distribution of 3D content to the home entertainment market is nearly non-existent

Distribution of video software is primarily controlled by over 27,000 specialty video stores such as Blockbuster Entertainment. These video specialty stores generate over 80% of total revenue from video rentals. Video tapes are primarily sold through mass merchants, video specialty stores, and discount stores. Collectively, these stores generate over 75% of video tape sales. NV Entertainment is currently negotiating joint distribution agreements with entertainment companies.

DEPENDENCE ON PRODUCTION OF FILM SOFTWARE

The ability of the Company to implement its business strategy depends upon its ability to successfully create, produce, and market entertainment or educational software for exhibition in its theater systems and home markets. The size and quality of the Company's library of film software titles is a material factor in competing for sales of the Company's attractions and developing the Company's base of recurring revenue.

The Company intends to produce and develop specialty films and videos for its library with production budgets in a range of approximately $ 100,000 to $ 4 million. While the Company may enter into participation, licensing or other financial arrangements with third parties in order to minimize its financial involvement in production, the Company will be subject to substantial financial risks relating to the production and development of new entertainment and educational software. The Company expects that it will typically be required to pay for the production of software during the production period prior to release but will most likely be unable to recoup these costs from revenues from exhibition licenses prior to 24 to 36 months following release.

                         DISTRIBUTION METHOD OF PRODUCTS

The primary target markets for New Visual products are: home entertainment, motion pictures production, theatrical/LBE exhibition, and theme/amusement park markets. Other ancillary markets include PC gaming and special event venue markets. The Company intends to distribute its products through network and exhibition contracts, and through distribution agreements with other video and programming distributors. Hardware products will, in most cases, accompany the sale of software (content) in a bundled 3D viewer kit containing a video, 3D eyewear, and 3D emitter/decoder box.

                                   COMPETITION

Although a considerable number of companies have 3D products, NV Entertainment believes it is positioned to deliver 3D content to mass in-home audiences which presently is not done by its competitors.. The foundation for exploiting the home market has been constructed by negotiations with Fox.

A low price structure is required to appeal to these markets that few competitors are presently able to meet. Currently, no companies have established a substantial presences in the home market. The competitive environment in this market consists of limited suppliers of 3D viewers and content (CD-ROM, video tape) kits, such as V-REX, VIDMAX, and others. Conversely, competition in the special venue markets (theatrical) is much more developed. Currently, there are four companies other than NV Entertainment that have carved a substantial niche in special venue markets. The majority of the following competitors are public entities. They are as follows:

-     IMAX

      IMAX is the most formidable presence in both hardware and software special format entertainment. After a 1994 loss of $11.5 million, the Company gained momentum during the third and fourth quarters of 1995. IMAX reported $0.41 earnings per share for the first 6 months of 1996 and reported a sales backlog of $113.5 million as of June 1996.

      The fact that IMAX uses a 15 perforation 70 mm system limits its ability to market 3D content. As the leading 3D content hardware and software provider however, IMAX is regarded as NV Entertainment foremost competitor in special venue markets.

-     IWERKS

      IWERKS specializes in "ridefilm," an experience that combines motion simulation with visual immersion and functions in either a fixed base or portable capacity. During the year 1995, IWERKS had a net loss of $13.4 million on $45 million in revenues, preceded by a substantial loss in 1994. Under new management, however, IWERKS is returning to profitability.

-     SHOWSCAN

      Showscan also specializes in motion simulation entertainment for specialty theaters. Showscan operates some 50 theaters in 19 countries. Although the company continues to lose money, it has a sales backlog of 37 theaters and is therefore regarded as an NV Entertainment competitor.

-     CINEMA RIDE, INC.

      Cinema Ride, Inc., is a minor competitor in specialty theater and motion simulated entertainment. Cinema Ride technology combines 3D films with motion to provide unique on screen action. Although incremental growth is impressive, the company generated only $2.4 million over the past four quarters. Due to the highly specialized niche of Cinema Ride, NV Entertainment does not consider Cinema Ride to be a major competitor in any 3D or special venue market.

NV Entertainment believes that it is in position for the successful marketing of 3D entertainment, particularly to mass in-home markets. The cost structure of its technology positions it to be viable in the home market. Of the home 3D technologies available, NV Entertainment research indicates that its technology presently delivers the highest image quality and is the most adaptable to the home viewing environment. Furthermore, due to NV Entertainment's low cost, single camera 3D lens production and exhibition technologies, it is positioned to provide 3D systems and software to the motion picture industry and special venue markets.

                             PROPRIETARY INFORMATION

NV Entertainment's holographic 3D media is differentiated from past or traditional 3D media in that it is true stereo-imagery as it is produced and exhibited. It is also different in that NV Entertainment 3D is produced and exhibited through a single lens. Prior methods used to create and exhibit 3D employed simulated 3D filming and projection techniques using 2 cameras for production and 2 projectors for exhibition. Production of true stereo imagery requires the emulation of depth perception known to normal human eyesight, which results from two (right and left) converging fields of perception on an object from slightly different perspectives. The differing perspectives occur due to the distance between a human's eyes. 3D content can be produced in a number of formats for Film, Video, Computer/Internet and Broadcast TV. The shutter glass viewing system can be utilized to view all of these formats, yet is primarily used for video, computer/Internet, broadcast TV and satellite transmission mediums.

Once 3D content has been produced, whether by single or dual camera methods, it can be viewed on any standard television monitor for most TV broadcast standards (NTSC-North America, PAL-Asia, Australia) when accompanied by the shutter glass system. When a 3D video tape or broadcast signal is displayed on the TV, the naked eye sees two (2) separate, overlapping images; one for the right eye and one for the left eye. The viewing system, however, isolates the right and left eye views so as to allow the right eye to see only the right eye view, and the left eye to see only the left eye view, but from slightly differing perspectives. This is accomplished by the Liquid Crystal shutters within the glasses that alternate, Lon-Roff, Ron-Loff, at a rate of 60-120 herts, or 30-60 times per second for each eye. The timing of the shutter is synchronized with the action on the monitor by the wireless transmitter. The transmitter communicates with the transmission medium (video tape, broadcast signal, etc.), interprets the synchronization code and transmits instructions to the glasses by means of an infrared signal.


                                    EMPLOYEES

      The company has a total of six (6) employees. These include three (3) officers and three (3) production personnel.


ITEM 2.     PROPERTIES

      The Company's current corporate offices are located in San Diego, California at 5737 Pacific Center Blvd, Suite A, which presently consists of 2,000 square feet. The term of the lease is five (5) years commencing on December 1, 1996. In addition, the Company has 3,000 square feet leased for five years for use as its production office, located at 1805 Colorado Avenue, Santa Monica, California. This space will meet the Company's current needs and any foreseen expansion in the next 12 months.

ITEM 3.     LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Effective, the name of the Company was changed to New Visual Entertainment, Inc. Under Utah corporation law the amendment must be approved in writing by at least a majority of the voting stock of the Company.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

MARKET INFORMATION

      The Company's Common Stock is currently listed on the NASDAQ over-the-counter market under the symbol "NVXE" (previously "SLWC"). Prior to its listing on February, 1996, the Company was not listed.

      The following chart shows the quarterly high and low bid-ask prices of the stock for the Company's common stock for the last two fiscal years, as reported on the NASDAQ. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions.

                                               COMMON STOCK
                                               ------------
                                        BID                         ASK
                                        ---                         ---
                              HIGH              LOW           HIGH         LOW

Fiscal Quarters-1996
(November 1995 through
October 1996)

First Quarter                                   Not Traded

Second Quarter                  3/4          3/8         1 1/4              3/4

Third Quarter                 3 3/4          7/8         4 1/2           1  1/4

Fourth Quarter                3            1 5/32        3 3/8           1  5/16


HOLDERS

The approximate number of record holders of the Company's Common Stock as of October 31, 1996 was 284, an undetermined number of which represent more than one individual participant in securities positions with the Company.

DIVIDENDS

      The Company has never paid cash dividends on its common stock, and intends to utilize current resources to expand its operations. Therefore, it is not anticipated that cash dividends will be paid on the Company's common stock in the foreseeable future.

ITEM 6.     PLAN OF OPERATION

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements set forth of pages 17 through 32 hereof, including index.

The current plan of New Visual Entertainment incorporates operational resources that will make holographic 3D media ("H3D") a mainstream entertainment form. The Company plans to reach the mass market by aligning itself with already-established, branded products and titles for the production, promotion and distribution of H3D. New Visual management intends to aggressively evaluate and pursue production opportunities in order to increase the Company's content library and maintain a leadership position as the foremost provider of H3D. In keeping with the rapid pace of technological growth in the entertainment industry, the Company also plans to continually develop and implement new entertainment forms for the production and exhibition of the New Visual Experience ("NVX"), the Company's brand of H3D.

In order to satisfy cash requirements for the Company's production and revenue goals, management must obtain working capital through either debtor equity financings. For the purpose of general operations and production needs, the Company anticipates the need for funding of approximately $3,000,000 over the next 12 months. Such funding may be accomplished through public financial markets, private offerings, and joint venture opportunities. In addition to the need for production funds, the Company will need to raise capital for the manufacturing and purchase of NVX shutter glasses in mass quantities. Funding required for the purchase and sale of the glasses is dependant upon the timing and size of the purchase orders.

As a development stage enterprise, the Company has minimal historical operations, negative cash flows, and liquidity problems. These matter raise substantial doubt as to the Company's ability to continue as a going concern. The Company's future operations are dependent upon generating funds to finance the production, marketing and expansion of its operations.

Financial characteristics of the industry include a relatively low cost of goods sold with substantial operating expenses. Operating expenses are primarily attributable to content production and are incurred in total prior to any income realized from the product. Once content is produced, however, it is an asset which may be distributed through multiple channels repeatedly over time. As a result of front end production costs, New Visual Entertainment anticipates a net loss for fiscal 1996, but expects to be profitable in fiscal 1997 and 1998.

The entertainment industry is highly competitive in the production and distribution of content. Although there can be no assurances of any capital appreciation or sufficient revenues to produce quarterly dividends, the Company believes that due to the expansion and diversification of programming, an opportunity exists for the introduction of a new mainstream entertainment format.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of New Visual Entertainment, Inc., together with the reports thereon, are set forth on pages 17 through 32 hereof, including index.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

            NONE

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


PHIL KUEBER, age 35, was elected President and Director of NV Entertainment in 1995 and resides in Los Angeles, California. Mr. Kueber has financed and managed high technology growth companies, such as Offshore Navigational Systems and Knave Digital Systems from 1991 to 1996. From 1983 to the present, Mr. Kueber has also written and produced television and multi-media entertainment, and recently completed research and development on a new product for digital video.

FRANK DEMILLE, age 50, was elected Director and Chief Financial Officer of NV Entertainment in 1995 and currently resides in New York City. Mr. DeMille has been actively involved in entertainment and venture financing for several companies including Software Control Systems, and feature film financing since 1976. Mr. DeMille recently concluded a twelve year career as a stockbroker on Wall Street. Prior to joining the Company, from November 1994 to November 1995, Mr. DeMille was a broker with Rickel & Associates and from October 1991 through September 1994, Mr. DeMille was a broker with the firm of The Stamford Company.

RAY WILLENBERG, JR., age 45, was elected Vice President and Corporate Secretary of New Visual Entertainment, Inc. In 1996. Mr. Willenberg has over 25 years of experience in the mortgage banking industry and executive level management. For the Company, Mr. Willenberg is responsible for theater and internal operations, project fund raising and personnel development. From 1972 to 1995, Mr. Willenberg was Chief Executive Officer of Mesa Mortgage Company in San Diego, California.


ITEM 10.    EXECUTIVE COMPENSATION

For services rendered to the Company during the fiscal year ended October 31, 1996 and for the prior two fiscal years, no executive officers received cash compensation in excess of $100,000. The following table sets forth information concerning all annual cash compensation paid to the chief executive officer of the Company for services rendered to the Company during the twelve month period ended October 31, 1996.


       NAME AND               FISCAL                                         OTHER               ALL
       PRINCIPAL               YEAR                                         ANNUAL              OTHER
       POSITION                 END             SALARY        BONUS      COMPENSATION       COMPENSATION
       ---------              ------            ------        -----      ------------       ------------

PHILLIP T. KUEBER,             1996             50,000
PRESIDENT

                               1995              -0-           -0-             -0-                -0-


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

      The following table sets forth information, as of October 31, 1996, all persons known by the Company to own beneficially more than 5% of any class of the Company's voting securities and concerning shares of each director and officer and by all directors and officers as a group. Percent of class for all beneficial owners assumes that all options and warrants have been exercised and the preferred stock has been converted. Unless expressly indicated otherwise, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned.

            NAME & ADDRESS                NUMBER OF SHARES        PERCENT
CLASS       OF BENEFICIAL OWNER           BENEFICIALLY OWNED      OF CLASS
-----       -------------------           ------------------      --------

Common      Phil Kueber                      5,000 Common         Less than 1%
Stock       5737 Pacific Center Blvd.
            San Diego, CA 92121

Common      Ray Willenberg, Jr.            155,619 Common                1.3 %
Stock       5737 Pacific Center Blvd.
            San Diego, CA 92121

Common      Frank DeMille                1,000,000 Common                 8.6%
Stock       434 E. 58th, Suite 1D
            New York, NY 10022


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

QUALIFYING TRANSACTIONS INVOLVING INTERESTED PERSONS OR ENTITIES

      NONE

                                     PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   FINANCIAL STATEMENTS.

                                                                                        PAGE
EXHIBIT NO.                     TYPE OF EXHIBIT                                        NUMBER
-----------                     ---------------                                        ------

      3     Articles of Incorporation and Bylaws - Certificate of Incorporation
            of the Company are incorporated herein by reference to Form 10-K
            for Fiscal year ended June 30, 1987, filed October 15, 1987.                N/A

      4     Instruments defining the rights of security holders, including indentures   N/A

      9     Voting Trust Agreement                                                      N/A

      10    Material Contracts -                                                        N/A

            Stock Purchase Agreement is incorporated herein by reference to Registrant's Form 8-K dated February 14, 1994

      11    Statement regarding Computation of Per Share Earnings                        33

      13    Annual Report to Security Holders                                           N/A

      16    Letter regarding Change in Accounting Principles                            N/A

      18    Letter on Change in Accounting Principles                                   N/A

      21    Subsidiaries of the Registrant                                              N/A

      22    Published Report Regarding Matters Submitted to Vote of Security
            Holders

      23    Consents of Experts and Counsel                                             N/A

      24    Power of Attorney                                                           N/A

      27    Financial Data Schedule                                                      33

      99    Additional Exhibits                                                         N/A


      (b)   REPORTS ON FORM 8-K.   None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           New Visual Entertainment, Inc.


Date: March 5, 1997                        By /s/ Philip Keuber
                                              -----------------
                                                   President


Date: March 5, 1997                        By /s/ Ray Willenberg
                                              ------------------
                                                   Secretary



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                                                       Date



/s/Philip Kueber                                                  March 5, 1997
--------------------------------
Philip Kueber,
President & Director



/s/Frank DeMille                                                  March 5, 1997
--------------------------------
Frank DeMille
Chief Financial Officer
  And Director


/s/Ray Willenberg                                                  March 5,1997
--------------------------------
Ray Willenberg
Secretary and Director

EXHIBITS HAVE BEEN OMITTED FROM THIS COPY. COPIES OF EXHIBITS MAY BE OBTAINED FROM NEW VISUAL ENTERTAINMENT, INC., UPON REQUEST AND PAYMENT OF THE COSTS OF FURNISHING SUCH COPIES. COPIES MAY ALSO BE OBTAINED FROM THE SECURITIES AND EXCHANGE COMMISSION FOR A SLIGHT CHARGE.

         (The foregoing is not applicable to the original(s) hereof.)


SECURITIES
AND EXCHANGE
COMMISSION

                                                                                          PAGE
EXHIBIT NO.                     TYPE OF EXHIBIT                                          NUMBER
-----------                     ---------------                                          ------
 3     Articles of Incorporation and Bylaws - Certificate of Incorporation of the
       Company are incorporated herein by reference to Form 10-K for Fiscal year
       ended June 30, 1987, filed October 15, 1987.                                       N/A

 4     Instruments defining the rights of security holders, including indentures          N/A

 9     Voting Trust Agreement                                                             N/A

 10    Material Contracts -                                                               N/A

       Stock Purchase Agreement is incorporated herein by reference to Registrant's Form 8-K dated February 14, 1994

 11    Statement regarding Computation of Per Share Earnings                              N/A

 12    Statement Regarding Computation of Ratios                                          N/A

 13    Annual Report to Security Holders                                                  N/A

 16    Letter on Change in Certifying Account                                             N/A

 18    Letter regarding Change in Accounting Principles                                   N/A

 19    Previously Unfiled Documents                                                       N/A

 22    Subsidiaries of the Registrant                                                     N/A

 23    Published Report Regarding Matters Submitted to Vote of Security Holders           N/A

                                                                                          PAGE
EXHIBIT NO.                     TYPE OF EXHIBIT                                          NUMBER
-----------                     ---------------                                          ------

 24    Consents of Experts and Counsel                                                    N/A

 25    Power of Attorney                                                                  N/A

 28    Additional Exhibits                                                                N/A



                        NEW VISUAL ENTERTAINMENT, INC.
                INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Certified Public Accountants                       18

Balance Sheet at October 31, 1996                                        19

Statements of Operations for the years ended October 31,
1996 and 1995, and the period December 5, 1985 (inception)
through October 31, 1996                                                 20

Statements of Stockholders' Equity (Deficiency) for the years
October 31, 1996 and 1995 and for the period December 5, 1985
(inception) through October 31, 1996                                  21-23

Statements of Cash Flows for the years ended October 31, 1996 and 1995 and for the period December 5, 1985 (inception)
through October 31, 1996                                              24-25

Summary of Accounting Policies                                        26-27

Notice to Consolidated Financial Statements                           28-32


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



New Visual Entertainment, Inc.
(a Development Stage Enterprise)
Los Angeles, California


We have audited the accompanying consolidated balance sheet of New Visual Entertainment, Inc. (a Development Stage Enterprise), as of October 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended October 31, 1996 and 1995 and for the period December 5, 1985 (Inception) to October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Visual Entertainment, Inc., (a Development Stage Enterprise) at October 31, 1996, and the results of its operations and its cash flows for the years ended October 31, 1996 and 1995 and for the period December 5, 1985 (Inception) to October 31, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9, the Company has minimal historical operations, negative cash flows, and liquidity problems. These matters raise substantial doubt as to the Company's ability to continue as a going concern. The Company's future operations are dependent upon generating funds to finance the marketing and expansion of its operations. Also, as discussed in Note 9, management plans to generate these funds through support from officer loans and the issuance of the Company's stock. There is no assurance that this will generate sufficient funds to enable the Company to continue its operations for the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                    BDO SEIDMAN, LLP

Los Angeles, CA
February 9, 1997

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                               October 31,
                                                                                  1996
                                                                             ---------------
Cash                                                                         $       981
Receivables                                                                        5,200
Due from related parties (Note 2)                                                 92,041
Theater equipment held for sale                                                   52,820
Film and video library, net (Note 4)                                             881,278
Projects under development (Note 8)                                            1,815,534
Music rights, net (Note 6)                                                     1,995,000
Property and equipment, net (Note 3)                                             279,379
Deposits                                                                         300,022
Intangible assets net of accumulated amortization of
$ 82,307                                                                         330,893
Organization costs, net of accumulated amortization of
$ 2,735                                                                           10,942
                                                                                --------

                                                                             $ 5,764,090
                                                                             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued expenses                                      $   251,084
  Notes payable, related parties (Note 5)                                        294,500
                                                                             -----------
Total liabilities                                                                545,584
                                                                             -----------

COMMITMENTS AND CONTINGENCIES (Note 8)


STOCKHOLDERS' EQUITY (Note 6)
  Cumulative convertible preferred stock, series A and
    B, $30 par value, 200,000,000 shares authorized,
    liquidation price of $30 per share, 200,000
   shares issued and outstanding                                               2,100,000
  Common stock, $.001 par value, 100,000,000 shares authorized,
   12,425,227 issued and outstanding                                              12,425
  Additional paid-in capital                                                   5,201,988
  Deficit accumulated during the development stage                            (1,583,137)
  Stock note receivable and subscription receivable (Note 6)                    (512,770)
                                                                             -----------

Total stockholders' equity                                                     5,218,506
                                                                             -----------
                                                                             $ 5,764,090
                                                                             ===========

See accompanying summary of accounting policies and notes to financial statements.

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         December 5,
                                                                                             1985
                                                                                       (Inception) to
                                                                                         October 31,
                                                       Years Ended October 31,               1996
                                                    ------------------------------
                                                        1996               1995          (Cumulative)
                                                    -----------        -----------        -----------
REVENUES                                            $    43,722        $      --          $    43,722
                                                    -----------        -----------        -----------

EXPENSES:
  Cost of sales                                          43,722               --               43,722
  Project written off (Note 4)                          770,000               --              770,000
  Selling, general and administrative
   expenses                                             707,496             14,400            813,137
                                                    -----------        -----------        -----------

  Total expenses                                      1,521,218             14,400          1,626,859
                                                    -----------        -----------        -----------

LOSS BEFORE INCOME TAXES                             (1,477,496)           (14,400)        (1,583,137)

INCOME TAX EXPENSE (Note 7)                                --                 --                 --
                                                    -----------        -----------        -----------

Net loss before cumulative preferred
 stock dividends                                     (1,477,496)           (14,400)        (1,583,137)

CUMULATIVE PREFERRED STOCK DIVIDENDS (Note 6)           (75,000)                 --        ===========
                                                    ------------        -----------

NET LOSS APPLICABLE TO COMMON SHARES                $(1,552,496)       $   (14,400)
                                                    ===========        ===========

NET LOSS PER COMMON SHARE                           $     (0.18)       $     (0.01)
                                                    ===========        ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                  8,766,567          1,543,983
                                                    ===========        ===========




See accompanying summary of accounting policies and notes to financial statements.

                NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)

               STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
       FOR THE PERIOD DECEMBER 5, 1985 (INCEPTION) TO OCTOBER 31, 1996
              AND FOR THE YEARS ENDED OCTOBER 31, 1996 AND 1995

                                                                                                                   Deficit
                                                          Convertible                                            Accumulated
                                                        Preferred Stock         Common Stock       Additional     During the
                                                       ------------------   --------------------     Paid-in     Development
                                                        Shares    Amount     Shares      Amount      Capital        Stage
                                                       -------  ---------   --------    --------    ---------    ----------

Issuance of common stock for cash ( $.02 per share) -
  December 1985                                            --    $--        500,000      $   500      $ 9,500     $   --

Retirement of common stock - September 1986                --     --        (84,600)         (85)          85         --

Issuance of common stock - via public offering, net
   of issuance costs of $6,985,
  ($.10 per share) -
  October 1986                                             --     --        752,500          753       67,512         --

Net loss                                                   --     --           --           --           --         (3,165)
                                                          -----  -----  -----------      -------      -------     --------

BALANCE, October 31, 1986                                  --     --      1,167,900        1,168       77,097       (3,165)

Net loss                                                   --     --           --           --           --        (75,100)
                                                          -----  -----  -----------      -------      -------     --------

BALANCE, October 31, 1987                                  --     --      1,167,900        1,168       77,097      (78,265)

Net losses for years ended October 31, 1988 and 1989       --     --           --           --           --           --
                                                          -----  -----  -----------      -------      -------     --------

BALANCE, October 31, 1989                                  --     --      1,167,900        1,168       77,097      (78,265)

Issuance of common stock for services, at current
  market value ($.10 per share) - June 1990                --     --        129,767          130       12,846         --

Net loss                                                   --     --           --           --           --        (12,976)
                                                          -----  -----  -----------      -------      -------     --------

BALANCE, October 31, 1990                                  --     --      1,297,667        1,298       89,943      (91,241)

                                                                   Stock Note
                                                                   Receivable            Total
                                                                      and              Stockholders'
                                                                  Subscription           Equity
                                                                   Receivable          (Deficiency)
                                                                  ------------        --------------
Issuance of common stock for cash ( $.02 per share) -
  December 1985                                                     $  --               $ 10,000


Retirement of common stock - September 1986                            --                   --


Issuance of common stock - via public offering, net
   of issuance costs of $6,985,
  ($.10 per share) -
  October 1986                                                         --                 68,265


Net loss                                                               --                 (3,165)
                                                                    -------             --------


BALANCE, October 31, 1986                                              --                 75,100


Net loss                                                               --                (75,100)
                                                                    -------             --------


BALANCE, October 31, 1987                                              --                   --


Net losses for years ended October 31, 1988 and 1989                   --                   --
                                                                    -------             --------


BALANCE, October 31, 1989                                              --                   --


Issuance of common stock for services, at current
  market value ($.10 per share) - June 1990                            --                 12,976


Net loss                                                               --                (12,976)
                                                                    -------             --------


BALANCE, October 31, 1990                                              --                   --

See accompanying summary of accounting policies and notes to financial statements.

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
         FOR THE PERIOD DECEMBER 5, 1985 (INCEPTION) TO OCTOBER 31, 1996
                AND FOR THE YEARS ENDED OCTOBER 31, 1996 AND 1995
                                   (CONTINUED)


                                                                                     Convertible
                                                                                   Preferred Stock           Common Stock
                                                                                  ------------------   -------------------------
                                                                                   Shares    Amount      Shares          Amount
                                                                                  -------  ---------   ---------        --------
Net losses for years ended October 31, 1991, 1992,
  1993, and 1994                                                                     --       --            --              --
                                                                                     --       --       ---------       ---------

BALANCE, October 31, 1994                                                            --       --       1,297,667           1,298

Issuance of common stock in acquisition of Siliwood
  ($.12 per share) - October 1995 (see Note 1)                                       --       --       5,911,592           5,911

Issuance of common stock for services from controlling
  shareholders at current value ($.12 per share) -
  October 1995                                                                       --       --            --              --

Issuance of common stock from controlling shareholders
  to investors ($.37 per share) - October 1995                                       --       --            --              --

Net loss                                                                             --       --            --              --
                                                                                     --       --       ---------       ---------

BALANCE, October 31, 1995                                                            --       --       7,209,259           7,209

Issuance of common stock for services:
  At $.50 per share, November 1995                                                   --       --          30,000              30

Issuance of common stock for acquisition of NVE:
   At $1.40 per share, June 1996                                                     --       --       1,089,333           1,089
   At $1.75 per share, June 1996                                                     --       --         466,857             467


                                                                                     Deficit        Stock Note
                                                                                   Accumulated      Receivable          Total
                                                                    Additional     During the          and          Stockholders'
                                                                     Paid-in       Development     Subscription        Equity
                                                                     Capital          Stage         Receivable      (Deficiency)
                                                                    ---------      -----------     ------------     -------------
Net losses for years ended October 31, 1991, 1992,
  1993, and 1994                                                         --             --              --                --
                                                                    ---------       --------        --------        ----------

BALANCE, October 31, 1994                                              89,943        (91,241)           --                --

Issuance of common stock in acquisition of Siliwood
  ($.12 per share) - October 1995 (see Note 1)                        714,109           --          (350,020)          370,000

Issuance of common stock for services from controlling
  shareholders at current
  value ($.12 per share) -
  October 1995                                                         14,400           --              --              14,400

Issuance of common stock from controlling shareholders
  to investors ($.37 per share) - October 1995                         40,700           --              --              40,700

Net loss                                                                 --          (14,400)           --             (14,400)
                                                                    ---------       --------        --------        ----------

BALANCE, October 31, 1995                                             859,152       (105,641)       (350,020)          410,700

Issuance of common stock for services:
  At $.50 per share, November 1995                                     14,970           --              --              15,000

Issuance of common stock for acquisition of NVE:
   At $1.40 per share, June 1996                                    1,523,977           --              --           1,525,066
   At $1.75 per share, June 1996                                      816,533           --              --             817,000

See accompanying summary of accounting policies and notes to financial statements.

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
         FOR THE PERIOD DECEMBER 5, 1985 (INCEPTION) TO OCTOBER 31, 1996
                AND FOR THE YEARS ENDED OCTOBER 31, 1996 AND 1995
                                   (CONTINUED)


                                                                  Convertible
                                                                Preferred Stock                     Common Stock
                                                            -----------------------          -------------------------
                                                             Shares          Amount           Shares           Amount
                                                            -------       ---------          --------         --------

Issuance of common stock - July 1996:
  Shares issued in private placement ($.05) per share          --               --            850,000           850

Issuance of common stock for cash:
  At $.50 per share, July 1996                                 --               --          1,780,000         1,780
  Cost associated with private placement                       --               --               --            --

  At $1.00 per share, July 1996                                --               --            157,000           157

Issuance of common stock for services:
  At $.50 per share, July 1996                                 --               --             50,000            50
  At $1.00 per share, July 1996                                --               --             10,000            10

Issuance of preferred stock for acquisition of music
  rights - July 1996 (see Note 6)                           200,000        2,100,000             --            --

Issuance of common stock for cash:
  At $.75 per share, August 1996                               --               --            200,000           200
  At $1.00 per share, August 1996                              --               --            219,978           220
  At $1.00 per share, September 1996                           --               --            144,000           144
  At $1.00 per share, October 1996                             --               --            218,800           219
  Cost associated with private placements                      --               --               --            --

Services from officers and employee                            --               --               --            --

Net loss                                                       --               --               --            --
                                                            -------       ----------       ----------       -------

BALANCE, October 31, 1996                                   200,000       $2,100,000       12,425,227       $12,425
                                                            =======       ==========       ==========       =======

                                                                                 Deficit            Stock Note
                                                                                Accumulated         Receivable           Total
                                                               Additional       During the             and            Stockholders'
                                                                Paid-in         Development        Subscription          Equity
                                                                Capital            Stage            Receivable        (Deficiency)
                                                               ---------        -----------       -------------      ---------------
Issuance of common stock - July 1996:
  Shares issued in private placement ($.05) per share            41,650               --               --               42,500

Issuance of common stock for cash:
  At $.50 per share, July 1996                                  888,220               --            (25,750)           864,250
  Cost associated with private placement                         (3,948)              --               --               (3,948)

  At $1.00 per share, July 1996                                 156,843               --           (137,000)            20,000

Issuance of common stock for services:
  At $.50 per share, July 1996                                   24,950               --               --               25,000
  At $1.00 per share, July 1996                                   9,990               --               --               10,000

Issuance of preferred stock for acquisition of music
  rights - July 1996 (see Note 6)                                  --                 --               --            2,100,000

Issuance of common stock for cash:
  At $.75 per share, August 1996                                149,800               --               --              150,000
  At $1.00 per share, August 1996                               219,758               --               --              219,978
  At $1.00 per share, September 1996                            143,856               --               --              144,000
  At $1.00 per share, October 1996                              218,581               --               --              218,800
  Cost associated with private placements                        (2,344)              --               --               (2,344)

Services from officers and employee                             140,000               --               --              140,000

Net loss                                                           --           (1,477,496)            --           (1,477,496)
                                                            -----------        -----------        ---------        -----------

BALANCE, October 31, 1996                                   $ 5,201,988        $(1,583,137)       $(512,770)       $ 5,218,506
                                                            ===========        ===========        =========        ===========

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              December 5,
                                                                                                 1985
                                                                                            (Inception) to
                                                                                              October 31,
                                                              Years Ended October 31,            1996
                                                           ---------------------------
                                                             1996               1995          (Cumulative)
                                                           ---------         ---------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(1,477,496)       $   (14,400)       $(1,583,137)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Consulting fees paid by issuing common stock
    by controlling shareholders                                 --               14,400             14,400
   Professional fees paid by issuing common stock             50,000               --               62,976
   Services contributed by officers                          140,000               --              140,000
   Project in progress written off                           770,000               --              770,000
   Depreciation and amortization                             257,120               --              257,120
   Increase (decrease) from changes in:
    Receivables                                               (5,200)              --               (5,200)
    Due from related parties                                 (92,041)              --              (92,041)
    Projects under development                            (1,231,393)              --           (1,231,393)
    Deposits                                                 (50,022)              --              (50,022)
    Organization costs                                          --              (13,677)           (13,677)
    Accounts payable and accrued expenses                    104,489               --              104,489
                                                         -----------        -----------        -----------

Net cash used in operating activities                     (1,534,543)           (13,677)        (1,626,485)
                                                         -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                     (133,642)            (5,893)          (139,535)
                                                         -----------        -----------        -----------

Net cash used in investing activities                       (133,642)            (5,893)          (139,535)
                                                         -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                   1,653,236               --            1,731,501
  Proceeds from officer loan                                  45,000             19,614             64,614
  Repayment on officer loan                                  (19,614)              --              (19,614)
  Repayments on notes payable                                 (9,500)              --               (9,500)
                                                         -----------        -----------        -----------


Net cash provided by financing activities                  1,669,122             19,614          1,767,001
                                                         -----------        -----------        -----------


NET INCREASE IN CASH                                             937                 44                981


CASH AND CASH EQUIVALENTS, at beginning of year                   44               --                 --
                                                         -----------        -----------        -----------


CASH AND CASH EQUIVALENTS, at end of year                $       981        $        44        $       981
                                                         ===========        ===========        ===========

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


SUPPLEMENTAL CASH FLOW DISCLOSURES

(a) Non-cash transactions:

    On June 21, 1990, the Company issued 129,767 shares of common stock for consulting fees.

    On September 8, 1995, the Company issued 3,293,998 shares of common stock to a shareholder for a non-interest-bearing, non-recourse note receivable for $350,020. (See Note 6).

    On October 18, 1995, the controlling shareholders issued 118,232 shares of common stock for consulting fees.

    On October 31, 1995, the officers of the Company issued 110,000 shares of common stock to a vendor of the Company in exchange for the rights to certain Stereoscopic/3-D titles. (See Note 6).

    On November 1, 1995, the Company issued 30,000 shares of common stock to an individual for consulting services.

    On June 10, 1996, the Company issued 1,556,190 shares of common stock to purchase the net assets of a partnership involved in the same type of business as the Company (see Note 6). As a result of this purchase the Company acquired the following net assets:

                                                         Amount
                                                       ----------
            Prepaid expenses and other assets          $  250,000
            Theatre, film, and video library            2,331,961
            Property and equipment                        165,700
            Accounts payable and accrued expenses        (146,595)
            Notes payable                                (259,000)
                                                       ----------
                                                       $2,342,066
                                                       ==========

    On July 23, 1996, the Company issued 200,000 shares of series "B" convertible preferred stock to purchase the rights of a music library (see
    Note 6).

(b) Cash paid:

    For the years ended October 31, 1996 and 1995, the Company did not pay any taxes and paid interest of $8,000 and $0.


See accompanying summary of accounting policies and notes to financial statements.

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                         SUMMARY OF ACCOUNTING POLICIES


PRINCIPALS OF CONSOLIDATION


The consolidated financial statements include the accounts of New Visual Entertainment, Inc. ("NVE") (formerly known as Siliwood) and its subsidiary, NV Entertainment ("NV") (collectively, "the Company"). All significant intercompany balances and transactions have been eliminated.


PROPERTY AND EQUIPMENT


Property and equipment are stated at cost. Depreciation is computed on a straight-line method over the estimated useful lives of the assets which generally range from five to seven years.


MUSIC RIGHTS AND INTANGIBLE ASSETS


Music rights consist of a music library of songs which the Company plans on utilizing in their future films and videos. Intangible assets consists of licenses purchased related to music rights and the stereoscopic imaging technology and the rights to certain stereoscopic/3-D titles. These costs are stated at the lower of cost or net realizable value and will be amortized over their estimated economic life of 5 years. These costs are evaluated quarterly to determine the net realizable value. For the years ended October 31, 1996 and 1995, amortization expense was $190,042 and $0.


FILM AND VIDEO LIBRARY AND PROJECTS UNDER DEVELOPMENT


Film and video library and projects under development are stated at the lower of amortized cost or market. Upon completion, costs are amortized on an individual production basis in the proportion that current gross revenues bear to management's estimate of total gross revenues with such estimates being reviewed at least quarterly. For the years ended October 31, 1996 and 1995, amortization expense related to the film and video library was $43,722 and $0.


INCOME TAXES


Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." The Statement employs an asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred income taxes of a change in tax rates is recognized income in the period that includes the enactment date.


LOSS PER COMMON SHARE


Loss per common share is computed by dividing net loss (less cumulative preferred dividends) by the weighted average number of common shares outstanding during the year (see Note 6).

ACCOUNTING ESTIMATES


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                         SUMMARY OF ACCOUNTING POLICIES
                                   (CONTINUED)


FAIR VALUE OF FINANCIAL INSTRUMENTS


Quoted market prices generally are not available for all of the Company's financial instruments. Accordingly, fair values are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates involve uncertainties and matters of judgment, and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.


A description of the methods and assumptions used to estimate the fair value of each class of the Company's financial instruments is as follows:


Cash, receivables, and accounts payable and accrued expenses have carrying amounts that approximate fair value due to the short maturity of these instruments. Management was not able to practically estimate the fair value of notes payable due to their related party nature.


NEW ACCOUNTING PRONOUNCEMENTS


Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company makes quarterly assessments of its long-lived assets using the discounted cash flow method and adjusts for any impairment. The adoption of this statement did not have a material effect on its financial position or results of operations other than that disclosed in Note 4.


Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) issued by the Financial Accounting Standards Board (FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. At the present time, the Company has not determined if it will change its accounting policy for stock based compensation or only provide the required financial statement disclosures. As such, the impact on the Company's financial position and results of operations is currently unknown. The Company does not expect adoption to have a material effect on its financial position or results of operations.

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


1.  BUSINESS

The Company, a development stage enterprise (previously known as Bellwether Investment Inc.), incorporated under the laws of the State Utah on December 5, 1985. On October 18, 1995, the Company acquired all of the outstanding shares of Siliwood Entertainment Corporation ("Siliwood"), another development stage company with no operations. The Company issued 5,911,592 shares of common stock to the shareholders of Siliwood Entertainment Corporation to effect the reverse acquisition. The reverse acquisition was accounted for as a recapitalization, and was accounted for in a manner similar to a pooling of interest. The Company then changed its name to Siliwood Entertainment Corporation.

On June 10, 1996, the Company acquired certain assets and assumed various liabilities from Infinity Vision Entertainment ("IVE"). Immediately following the purchase, Siliwood changed its name to New Visual Entertainment, Inc. ("NVE"). Accordingly, former IVE partners have an interest in NVE (formerly known as Siliwood) stock. The acquisition of these assets and the assumption of these liabilities has been accounted for as a purchase and the costs were allocated based on fair market value. There were no operations of NVE prior to acquisition. Pro forma information related to IVE has not been disclosed as the operations would not be materially different that actual results. The Company is currently engaged in the development, design and distribution of software techniques, videos, and theatres for stereoscopic (3-D) authoring and visualization. The Company has generated minimal revenues to date. Due to the nature of the business the Company has presented an unclassified balance sheet.

2.  DUE FROM RELATED PARTIES

During fiscal year ended October 31, 1996, the Company repaid an amount of $19,614 owed to a stockholder as of October 31, 1995 and has made advances to officers and employees amounting to $92,041. The net receivable at October 31, 1996 is $92,041.

3.  PROPERTY AND EQUIPMENT, NET

Property and equipment at October 31, 1996 consists of the following:

Furniture and fixtures                                               $ 10,376
Camera equipment                                                      276,868
Office equipment                                                       15,491
                                                                     --------
                                                                      302,735
Less: accumulated depreciation                                         23,356
                                                                     --------
Total property and equipment                                         $279,379
                                                                     ========

For the years ended October 31, 1996 and 1995, depreciation expense was $23,356 and $0.

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


4.  FILM AND VIDEO LIBRARY

In September 1996, the Company and a venture partner re-evaluated its 3-D movie theatre project in Atlanta, Georgia and mutually agreed to terminate the project. As a result, the Company wrote off $770,000 pertaining to this project.

5.  NOTES PAYABLE, RELATED PARTIES

Notes payable at October 31, 1996 consists of the following:

Note payable to stockholder, interest, due
  monthly at 12%, due on January 6, 2000                $ 200,000

Notes payable to stockholders, no interest, due
  on demand                                                19,000

Notes payable to officer, no interest, due
  on demand                                                45,000

Note payable to former IVE shareholder, no
  interest, due on demand                                  28,000

Note payable to former IVE shareholder,
  interest at 10%, due on demand                            2,500
                                                        ---------

                                                        $ 294,500
                                                        =========

The Company incurred interest expense of $10,000 and $0 for the years ended October 31, 1996 and 1995.

6.  PREFERRED STOCK, COMMON STOCK, AND WARRANTS

DESCRIPTION OF SECURITIES

On October 18, 1995, the Company approved a 1 for 2 reverse stock split. All common shares, and price per share information disclosed in the financial statements and notes have been adjusted to give effect to the 1 for 2 reverse stock split.

On October 31, 1995, the officers of the Company issued 110,000 shares of common stock to a vendor of the Company to acquire the rights to certain
Stereoscopic/3-D titles. The stock was valued based on the asset received.

In November 1995, the Company issued 30,000 shares of common stock at $.50 for professional services which included stock options of 30,000 shares at $.25 and 60,000 shares at $.50 which expire in November 1998. The Company issued an additional 50,000 shares at $.50 for professional services.

                NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


6.  PREFERRED STOCK, COMMON STOCK, AND WARRANTS  (Continued)

On June 10, 1996, the Company issued 466,857 shares of freely tradable common stock at $1.75 and issued 1,089,333 shares of restricted common stock at $1.40 which totaled $2,342,066 in exchange for certain assets and liabilities of IVE (see Note 1). The restricted shares were valued at a $1.40 as these shares are not freely tradable.

On July 23, 1996, the Company issued 200,000 shares of non-voting series "B" cumulative convertible preferred stock (3 to 1 conversion feature for common stock) with a liquidation value of $30 per share for the acquisition of the rights of a music library, which consist of 2,100 titles. Each music title was appraised at a value range of $1,000 to $3,000. The value of the acquisition was based upon the fair market value of the stock that was issued. The preferred stock pays dividends, when declared, at $1.50 per share quarterly. Dividends are cumulative from the date of original issuance and no declaration has been made.

In July 1996, the Company issued 850,000 shares of common stock related to a private placement at $.05 per share. In addition, another 1,780,000 shares of common stock and 1,750,000 shares of detachable stock warrants were issued at $.50 per share. The stock warrants allow the holder to convert one warrant for one share of common stock at $1.40 and expire three years after the date of grant. The Company had costs of $3,948 associated with this private placement.

In August 1996, the Company issued 200,000 and 219,978 shares of common stock related to a private placement at $0.75 and $1.00 per share, respectively. In September 1996, the Company issued 144,000 shares of common stock related to a private placement at $1.00. In October 1996, the Company issued 218,800 shares of common stock related to a private placement at $1.00. The Company had costs of $2,344 associated with the private placements for August, September, and October 1996.

At October 31, 1996, the Company had a non-interest bearing, non-recourse note receivable due from a shareholder for $350,020 related to the purchase of the Company's common stock. The Company has subscription receivables of $162,750 related to a private placement offering completed in July 1996.

7.  INCOME TAXES

At October 31, 1996, the Company has unused federal and state net operating loss carryforward of approximately $1,553,100 and $776,600, respectively, available to offset future years' taxable income through 2011 and 2002, respectively. The Tax Reform Act of 1986 contains provisions which limit the federal net operating loss carryforwards available that can be used in any given year in the event of certain occurrences, which include significant ownership changes. At October 31, 1996, the Company has established a valuation allowance equal to the net deferred tax asset of $600,000, as the Company cannot conclude that it is more likely than not that the net deferred tax asset will be realized. There was no current year tax provision for the years ended October 31, 1996 and 1995.

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


8.  COMMITMENTS AND CONTINGENCIES

The Company has hired a television company to produce 26 episodes of live music acts in 3-D. The fee agreement for this production is $1,200,000. As of October 31, 1996, the Company has paid $1,055,000 to the television company. All 26 episodes have yet to be completed as of October 31, 1996. The cost incurred to date along with other non-commitment type capitalized expenses is included in Projects under development on the balance sheet.

The Company's projects under development and music rights stipulate royalty payments which are based on percentages of revenue.

The Company's headquarters are located in San Diego, California which has a month to month lease. In December 1996, the Company decided to have a production facility in Los Angeles, California and has entered into a five year lease with a third party expiring in November 2001. The Company has a sub-lease with another third party for a portion of the office expiring in November 2001. Minimum rental payments are as follows:

Years ending October 31,

1997                                                  $137,621
1998                                                   167,460
1999                                                   179,004
2000                                                   190,560
2001                                                   190,560
Thereafter                                              15,880
                                                      --------

                                                       881,085
Less: sub-lease rental receipts                        589,318
                                                      --------
                                                      $291,767
                                                      ========

Rent expense on month to month leases for the years ended October 31, 1996 and 1995 were $8,250 and $0.

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)



9. GOING CONCERN CONSIDERATIONS

The Company has minimal historical operations, negative cash flow, and liquidity problems. These conditions raise substantial doubt about the consolidated Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should the Company be unable to continue as a going concern.

The Company has been able to continue based upon the financial support of its Officers and the continued existence of the Company is dependent upon this support and its ability to acquire assets by the issuance of stock. Management's plans in this regard are to receive the continued support of the Officers and/or to obtain other financing until profitable operation and positive cash flow are achieved and maintained. There can be no guarantee that the officers will provide this support.

                                EXHIBIT INDEX


EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

   11                    COMPUTATION OF PER SHARE EARNINGS

   27                    FINANCIAL DATA SCHEDULE