Form 10QSB
period 1997-01-31
NEW VISUAL ENTERTAINMENT
filed 1997-03-26
CIK 1026595

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 1997


[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transaction period from _____________ to ________________

                         Commission file number 0-21785


                             NV ENTERTAINMENT, INC.
        (Exact name of small business issuer as specified in its charter)

                 UTAH                                            95-45453704
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                          Identification No.)


         5737 Pacific Center Blvd., Suite A, San Diego, California 92121
                    (Address of principal executive offices)

                                 (619) 657-9777
                            Issuer's telephone number

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X           No _____


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the Registrant filed all documents and reports required to be filed by Section 12,13 or 15(D) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                             Yes _____        No  X

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
13,164,827 common shares as of January 31, 1997

           Transitional Small Business Disclosure Format (check one):

                             Yes _____        No  X

                             NV ENTERTAINMENT, INC.

                                   FORM 10-QSB


                                      INDEX



PART I - Financial Information

Condensed Balance Sheets, as of January 31, 1997 and October 31, 1996                                3

Condensed Statements of Operations for the three months ended January 31, 1997 and 1996              4

Condensed Statements of Cash Flows for the three months ended January 31, 1997 and 1996              5

Notes to Condensed Financial Statements                                                              6

Management's Discussion and Analysis or Plan of Operation                                            7 & 8


PART II - Other Information

Items 1 through 6                                                                                    9

Signature                                                                                            9

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                         PART 1 - FINANCIAL INFORMATION

                            CONDENSED BALANCE SHEETS

                                                                                                    January 31,          October 31,
                                                                                                       1997                 1996
                                                                                                    -----------          -----------
                                    ASSETS                                                         (Unaudited)            (Audited)
CURRENT ASSETS:
            Cash                                                                                  $   36,518             $      981
            Receivables                                                                                6,500                  5,200
            Due from related parties                                                                 167,137                 92,041

            MUSIC RIGHTS, net of accumulated amortization
              of $ 210,000 and $ 105,000                                                           1,890,000              1,995,000
            FILM AND VIDEO LIBRARY                                                                   881,278                881,278
            PROJECTS UNDER DEVELOPMENT                                                             1,933,546              1,815,534
            PROPERTY AND EQUIPMENT, net                                                              331,254                332,199
            INTANGIBLES, net                                                                         310,233                330,893
            OTHER ASSETS                                                                             310,279                310,964
                                                                                                  ----------             ----------
            TOTAL ASSETS                                                                          $5,866,745             $5,764,090
                                                                                                  ==========             ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
            Accounts payable and accrued expenses                                                 $  248,617             $  251,084

            NOTES PAYABLE, related parties                                                           317,000                294,500
            CONVERTIBLE NOTES PAYABLE                                                                150,000                  --
                                                                                                  ----------             ----------

            TOTAL LIABILITIES                                                                        715,617                545,584
                                                                                                  ----------             ----------

SHAREHOLDERS' EQUITY:
            Convertible preferred stock, series A and B, $30 par value,
                          200,000,000 shares authorized, liquidation value of $30
                          per share, 200,000 shares issued and outstanding                         2,100,000              2,100,000
            Common stock, $.001 par value, 100,000,000 shares authorized,
                          13,164,827 shares issued and outstanding                                    13,165                 12,425
            Additional Paid-In-Capital                                                             5,483,291              5,201,988
            Deficit accumulated during the development stage                                      (1,932,558)            (1,583,137)
            Stock note receivable and subscription receivable                                       (512,770)              (512,770)
                                                                                                  ----------             ----------

                          TOTAL SHAREHOLDERS' EQUITY                                               5,151,128              5,218,506
                                                                                                  ----------             ----------

            TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES                                            $5,866,745             $5,764,090
                                                                                                  ==========             ==========

See Notes to Financial Statements.

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                                                 December 5, 1985
                                                                                                                  (Inception) to
                                                                             January 31,          January 31,    January 31, 1997
                                                                                1997                 1996          (Cumulative)
                                                                            -----------          -----------       -------------
                                                                            (Unaudited)           (Unaudited)      (Unaudited)

Revenues                                                                   $     26,220          $       --        $     69,942
                                                                           ------------          ------------      ------------

Expenses:

Cost of Sales                                                                    15,652                  --              59,374
Project written off                                                                --                    --             770,000
Selling, general & administrative
            expenses                                                            359,989                 4,931         1,173,126
                                                                           ------------          ------------      ------------

            Total Expenses                                                      375,641                 4,931         2,002,500
                                                                           ------------          ------------      ------------

Loss before income taxes                                                       (349,421)               (4,931)       (2,312,670)

Income tax expense                                                                 --                    --                --
                                                                           ------------          ------------      ------------

Net loss before cumulative preferred stock dividends                           (349,421)               (4,931)       (1,932,558)

Cumulative preferred stock dividends                                            (75,000)                 --               --

Net loss                                                                       (424,421)               (4,931)            --
                                                                           ============          ============      ============
Net loss per common share                                                  $       (.03)              $(0.00)
                                                                           ============          ============

Weighted average number of shares outstanding                                12,756,941             1,543,983
                                                                           ============          ============


See Notes to Financial Statements.

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF CASH FLOWS

                           Increase (Decrease) in Cash

                                                                                                    December 5, 1985
                                                                Quarter Ending    Quarter Ending     (Inception) to
                                                               January 31, 1997  January 31, 1996   January 31, 1997
                                                                  (UNAUDITED)      (UNAUDITED)         (Cumulative)
                                                                                                       (UNAUDITED)
                                                                    -----------      -----------        ------------
OPERATING ACTIVITIES:
     Net loss                                                      $(349,421)         $(4,931)         $(1,932,558)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation and amortization                                141,557             --                398,677
        Consulting fees paid by issuing common stock
        by controlling shareholders                                     --               --                 14,400
        Professional fees paid by issuing common stock                  --               --                 62,976
        Services contributed by officers                                --               --                140,000
        Project in progress written off                                 --               --                770,000
     Changes in operating assets and liabilities:
          Receivable                                                  (1,300)            --                 (6,500)
          Due from related parties                                   (75,096)              --             (167,137)
          Projects under development                                (118,011)            --             (1,349,404)
          Music rights, and film and video library
          Deposits                                                      --               --                (50,022)
          Organizaiton costs                                            --               --                (13,677)
          Accounts payable and accrued expenses                       (2,467)           4,030              102,022
                                                                  -----------      -----------        ------------
        Net cash used in operating activities                       (404,738)            (901)          (2,031,223)
                                                                  -----------      -----------        ------------
INVESTING ACTIVITIES:
     Acquisition of Leasehold improvements                            (8,800)            --                 (8,800)
     Acquisition of property and equipment                            (5,467)            --               (145,003)
                                                                  -----------      -----------        ------------
        Net cash used in investing activities                        (14,268)            --               (153,803)
                                                                  -----------      -----------        ------------
FINANCING ACTIVITIES:
     Proceeds from convertable note payable                          150,000             --                150,000
     Proceeds from issuance of common stock                          282,043            (105)            2,013,544
     Proceeds from related parties                                    23,750             --                 88,364
     Repayment on officer loan                                          --               --                (19,614)
     Repayments on notes payable                                      (1,250)            --                (10,750)
                                                                  -----------      -----------        ------------
        Net cash provided by financing activities                    454,543             (105)           2,221,544
                                                                  -----------      -----------        ------------
NET INCREASE IN CASH                                                  35,537           (1,006)              36,518

Cash and cash equivalents, beginning of period                           981               44                 --
                                                                  -----------      -----------        ------------
Cash and cash equivalents, end of period                           $  36,518          $  (962)         $    36,518
                                                                  ===========      ===========        ============

                               See Notes to Financial Statements.

                             NV ENTERTAINMENT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 1997 and year ended October 31, 1996 and the results of its operations for the three months ended January 31, 1997 and 1996, and cash flows for the three months ended January 31, 1997 and 1996.


Note 2. Earnings per common share are computed by dividing the net income for each period by the weighted average number of common shares plus the weighted average of dilutive common shares equivalents outstanding during the period using the treasury stock method. Common share equivalents consist of convertible preferred shares and convertible notes. Common stock equivalents are considered dilutive for earnings per share if shares converted during the period. The common stock equivalents are weighted from the beginning of the earliest quarter in which they become dilutive.


Note 3. New Visual Entertainment, Inc. has issued convertible promissory notes in the aggregate amount of $150,000.00. The notes mature within one year of the issuance. The principal and interest can be converted to common shares solely at the holder's discretion. The conversion rate for the first $30,000 of the convertible promissory note for each common share is at $1.25. The conversion rate for the remaining $120,000 of the convertible promissory note for each common share is at $1.12. The interest rate for the convertible promissory notes are at 10% per annum payable within 180 days from the date of issuance of the note payable and the remaining interest is due at maturity of the note.
                                      6

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

     The following section of the report contains forward-looking statements within the meaning of the Private Securities Litgation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties for that the actual results may vary materially.

                               Plan of Operations


As a development stage company, New Visual has to date produced minimal revenues. It has utilized its resources to secure patented technology and strategic relationships with suppliers, exhibitors, distributors, and major networks to develop the foundation for marketing its 3D theatrical and in-home products.

Current cash requirements have been satisfied through contributions of the officers, the sale of stock, and private offerings. The Company anticipates to continue to make use of these funds resources in the future months until such a time when sufficient revenues have been produced to eliminate the need for outside funding. Immediate sources of revenues are expected to emerge from the sale of NVX 3D theaters and licensing of software to each location. The Company currently has liscensed its software to special venues inluding Knott's Berry Farm, the West Edmonton Mall and a traveling mobile threater with Great West Entertainment (GWE). In the upcoming months the Company will agressively seek to market its technology and software to special venue markets and anticipates the sale of a minimum of an additional 10 theaters in 1997. The software planned for exhibiton in each location consists of the Company's films as well as its music library and video library of the "ON TOUR" concert series.

The Company has established multiple economic models for the sale and liscensing of its technology and software including: leasing aggreements, owned and operated theaters, outright purchases, retro-fitted theaters, and joint venture partnerships. The goals in providing such options is to be able to satisfy cash flow requirements for the exhibitors. Revenues realized from each liscensing arrangement will either be structured on the basis of a flat rental fee, as is the case with Knott's Berry Farm, or, on the basis of revenue share; profit participation, as is the case with the West Edmonton Mall and GWE.

The Company anticipates the need for continued research and development of its technology and products, specifically as it relates to the development and marketing of the six perforation movement camera system and the continued development and marketing of digital, video, and broadcast exhibition systems. The significance of the six-perforations camera system lies in the fact that original photography produced with the system can be affordably blown up or reduced for multiple formats without a significant compromise of the photographic integrity. The Company has identified the need to always be involved in the evolution of cutting-edge technology trends in the entertainment industry though it is not inherently considered a technology entity. The West Edmonton Mall (WEM) illustrates the Companies commitment to such trends in that, the WEM venture represents the first film and video 3D theater known to management in the world.

The Company currently is expanding its physical plant facilities to include a location in Santa Monica. This location will function primarily as the production house, but will also conduct product demonstrations and serve as a central hub for business development of 3D entertainment. Apart from that development, there are no plans to further purchase or sell significant physical plant and/or equipment resouces.

The Company epects to expand payroll within the next 12 months as the need for more sales and marketing expertise arises. The Company also anticipates expansion of commmitted resources in the near future toward Public Relations, Advertising, and Market Research. All other areas of operation not currently done in house will continue to be contracted on a per project basis.

                                    Liquidity


The Company is currently working with several venture capital groups to fund both the Company's General & Administrative expenses, as well as any necessary working capital and anticipates completion in the next period.

In order to satisfy cash requirements for the Company's production and revenue goals, management must obtain working capital through either debtor equity financings or public financial markets. For the purpose of general operations and production needs, the Company anticipates the need for funding of approximately $3,000,000 over the next 12 months. Such funding may be accomplished through public financial markets, private offerings, and joint venture opportunities. The Company's future operations are dependent upon generating funds to finance the production, marketing and expansion of its operations.

Financial characteristics of the industry include a relatively low cost of goods sold with substantial operating expenses. Operating expenses are primarily attributable to content production and are incurred in total prior to any income realized from the product. Once content is produced, however, it is an asset which may be distributed through multiple channels repeatedly over time.

                   Seasonality, Inflation, and Industry Trends


Several economic indicators in the special format industry strongly suggest a trend of growth in terms of industry sales and consumer demand. Total combined industry sales in 1996 of the top four market forces in special format entertainment were over 198 million, up from 116 million and 148 million in 1994 and 1995 respectively. Further, anticipated 3D network events by NBC and ABC have lended creedence to the viability of the in-home market for 3D entertainment.

Management feels that there are seasonal aspects of sales associated with the theatrical markets in that theme parks and amusement parks typically allocate protions of their fiscal budgets towards the development of new attractions to debut early in each new season (spring). For the in-home market, on the other hand, management is aware of no significant factors that would suggest seasonal demand.

                           PART II - OTHER INFORMATION



Items 1 through 5. Not Applicable

Item 6. Exhibits and Reports on Forms 8-K

     (a)  Exhibit 11 - Statement re: Computation of per share earnings
          Exhibit 27 - Financial Data Schedule

     (b) There were no reports filed on Form 8-K during the quarter ended January 31, 1997.


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



      NV Entertainment, Inc.
      (Company)




Date:  March 21, 1997                    /s/ Phil Kueber
                                         ---------------------
                                         Phil Kueber, President
                                         Chief Executive Officer


Date:  March 21, 1997                    /s/ Ray Willenberg
                                         ---------------------
                                         Ray Willenberg
                                         Controller and Chief Accounting Officer