Form 10QSB
period 1997-04-30
NEW VISUAL ENTERTAINMENT INC
filed 1997-06-30
CIK 1026595

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended April 30, 1997


[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transaction period from ___________ to ___________

                         Commission file number 0-21785


                             NV ENTERTAINMENT, INC.
       (Exact name of small business issuer as specified in its charter)

              UTAH                                            95-45453704
-------------------------------                       --------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


        5737 Pacific Center Blvd., Suite A, San Diego, California 92121
        ---------------------------------------------------------------
                    (Address of principal executive offices)


                                 (619) 657-9777
                           -------------------------
                           Issuer's telephone number


    Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                       Yes   X                  No
                           -----                   -----


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS


    Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                       Yes                     No
                           -----                  -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,481,051 common shares as of April 30, 1997

    Transitional Small Business Disclosure Format (check one):

                       Yes                     No
                           -----                  -----

                             NV ENTERTAINMENT, INC.


                                  FORM 10-QSB


                                     INDEX



PART I - Financial Information

Condensed Balance Sheets, as of April 30, 1997 and October 31, 1996                        3

Condensed Statements of Operations for the three months ended April 30, 1997               4

Condensed Statements of Operations for the six months ended April 30, 1997 and 1996        5

Condensed Statements of Cash Flows for the six months ended April 30, 1997 and 1996        6

Notes to Condensed Financial Statements                                                    7

Management's Discussion and Analysis or Plan of Operation                                  8 & 9



PART II - Other Information

Items 1 through 6                                                                         10

Signatures                                                                                10

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                         PART 1 - FINANCIAL INFORMATION

                            CONDENSED BALANCE SHEETS

                                                                          April 30,       October 31,
                                                                            1997             1996
                                                                        -----------      -----------
                                                                        (Unaudited)       (Audited)
                             ASSETS
Assets
        Cash                                                            $       -         $      981
        Receivables                                                           6,500            5,200
        Due From Related Parties                                            207,061           92,041
        Theater Equipment Held For Sale                                      52,820           52,820
        Music Rights, Net of Accumulated Amortization
          of $315,000 and $210,000                                        1,785,000        1,995,000
        Films and Video Library                                             881,278          881,278
        Projects Under Development                                        2,147,573        1,815,534
        Property and Equipment, Net                                         257,425          279,379
        Intangibles, Net                                                    289,573          330,893
        Other Assets                                                        309,596          310,964
                                                                        -----------      -----------
        Total Assets                                                    $ 5,936,826      $5,764,090
                                                                        ===========      ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
        Accounts Payable and accrued expenses                           $   548,976      $   251,084
        Notes Payable, Related Parties                                      318,500          294,500
        Convertible Notes Payable                                           154,375              -
                                                                        -----------      -----------
        Total Liabilities                                                 1,021,851          545,584
                                                                        -----------      -----------
Shareholders' Equity
        Convertible Preferred Stock, Series A and B, $30 Par Value,
            200,000,000 Shares Authorized, Liquidation Value of $30
            Per Share, 200,000 Shares Issued and Outstanding              2,100,000        2,100,000
        Common Stock, $.001 Par Value, 100,000,000 Shares Authorized,
            14,859,625 Shares Issued and Outstanding                         14,859           12,425
        Additional Paid-In-Capital                                        5,764,745        5,201,988
        Deficit Accumulated During the Development Stage                 (2,414,359)      (1,583,137)
        Stock Note Receivable and Subscription Receivable                  (550,270)        (512,770)
                                                                        -----------      -----------
            Total Shareholders' Equity                                    4,914,975        5,218,506
                                                                        -----------      -----------
        Total Liabilities and Shareholders' Equity                      $ 5,936,826      $ 5,764,090
                                                                        ===========      ===========

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                THREE MONTHS    THREE MONTHS    DECEMBER 5, 1985
                                                    ENDED           ENDED        (INCEPTION) TO
                                                  APRIL 30,      APRIL 30,       APRIL 30, 1997
                                                    1997            1996          (CUMULATIVE)
                                                -------------   -------------   -----------------
                                                 (UNAUDITED)     (UNAUDITED)       (UNAUDITED)
Revenues                                         $   22,100      $     -           $     -
                                                 ----------       ---------        -----------
Expenses:

        Cost of Sales                                 4,650            -                64,024
        Project Written Off                             -              -               770,000
        Selling, General & Administrative
          Expenses                                  499,251           2,515          1,672,377
                                                 ----------       ---------        -----------
        Total Expenses                              503,901           2,515          2,506,401
                                                 ----------       ---------        -----------

Loss Before Income Taxes                           (481,801)         (2,515)        (2,414,359)

Income Tax Expense                                      -               -                  -
                                                 ----------       ---------        -----------
Net Loss Before Cumulative Preferred
  Stock Dividends                                  (481,801)         (2,515)        (2,414,359)
                                                                                   ===========

Cumulative Preferred Stock Dividends                (75,000)            -
                                                 ----------       ---------

Net Loss                                           (556,801)         (2,515)
                                                 ==========       =========

Net Loss Per Common Shares                       $    (0.04)      $   (0.00)
                                                 ==========       =========

Weighted Average Number of Shares Outstanding    13,984,822       7,238,009
                                                 ==========       =========

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS


                                         Six Months        Six Months     December 5, 1985
                                           Ended             Ended         (Inception) to
                                         April 30,         April 30,       April 30, 1997
                                           1997              1996           (Cumulative)
                                        -----------       ----------        -----------
                                        (Unaudited)       (Unaudited)       (Unaudited)

Revenues                                $    48,320       $        -        $    92,042
                                        -----------       ----------        -----------
Expenses:

  Cost of Sales                              20,302                -             64,024
  Project Written Off                             -                -            770,000
  Selling, General &
    Administrative Expenses                 859,240            7,445          1,672,377
                                        -----------       ----------        -----------
  Total Expenses                            879,542            7,445          2,506,401
                                        -----------       ----------        -----------
Loss Before Income Taxes                   (831,222)          (7,445)        (2,414,359)
Income Tax Expense                                -                -                  -
                                        -----------       ----------        -----------
Net Loss Before Cumulative
  Preferred Stock Dividends                (831,222)          (7,445)        (2,414,359)
                                                                            ===========
Cumulative Preferred Stock Dividends       (150,000)               -
                                        -----------       ----------
Net Loss                                   (981,222)          (7,445)
                                        ===========       ==========
Net Loss Per Common Share               $     (0.07)      $    (0.00)
                                        ===========       ==========
Weighted Average Number
  of Shares Outstanding                  13,363,209        7,238,009
                                        ===========       ==========


                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENT OF CASH FLOWS

                          INCREASE (DECREASE) IN CASH


                                                                                                   DECEMBER 5, 1985
                                                        SIX MONTHS            SIX MONTHS            (INCEPTION) TO
                                                           ENDED                 ENDED              APRIL 30, 1997
                                                      APRIL 30, 1997        APRIL 30, 1996         ----------------
                                                      --------------        --------------           (Cumulative)
                                                        (Unaudited)           (Unaudited)            (Unaudited)
OPERATING ACTIVITIES
   Net loss                                             $(831,222)              $(7,445)                $(2,414,359)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation and amortization                     283,163                    --                     540,283
        Consulting fees paid by issuing common stock                                 --                          --
          by controlling shareholders                          --                    --                       14,400
        Professional fees paid by issuing common stock         --                    --                       62,976
        Services contributed by officers                       --                    --                      140,000
        Project in progress written off                        --                    --                      770,000
Changes in operating assets and liabilities:
        Receivable                                         (1,300)                   --                       (6,500)
        Due from related parties                         (115,019)                   --                     (207,060)
        Projects under development                       (332,038)                   --                   (1,563,431)
        Deposits                                               --                    --                      (50,022)
        Organization costs                                     --                    --                      (13,677)
        Accounts payable and accrued expenses             297,890                    --                      402,379
                                                        ---------               -------                  -----------
      Net cash used in operating activities              (698,526)               (7,445)                  (2,325,011)
                                                        ---------               -------                  -----------
INVEESTING ACTIVITIES
   Acquisition of Leasehold Improvements                   (8,800)                   --                       (8,800)
   Disposition of Leasehold Improvements                    8,730                    --                        8,730
   Acquisition of property and equipment                   (8,451)                   --                     (147,986)
                                                        ---------               -------                  -----------
      Net cash used in investing activities                (8,521)                   --                     (148,056)
                                                        ---------               -------                  -----------
FINANCING ACTIVITIES
   Proceeds from convertible note payable                 150,000                    --                      150,000
   Proceeds from issuance of common stock                 565,191                (3,149)                   2,296,692
   Proceeds from related parties                           25,250                10,550                       89,864
   Repayment on officer loan                                   --                    --                      (19,614)
   Repayments on notes payable                             (1,250)                   --                      (10,750)
   Subscription Receivable                                (37,500)                   --                      (37,500)
   Interest on Convertible Notes                            4,375                    --                        4,375
                                                        ---------               -------                  -----------
      Net cash provided by financing activities           706,066                 7,401                    2,473,067
                                                        ---------               -------                  -----------
NET DECREASE IN CASH                                         (981)                  (44)                          (0)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                981                    44                           --
                                                        ---------               -------                  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $      (0)              $    --                  $        (0)
                                                        =========               =======                  ===========

                             NV ENTERTAINMENT, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of April 30, 1997 and year ended October 31, 1996 and the results of its operations for the six months ended April 30, 1997 and 1996, and cash flows for the six months ended April 30, 1997 and 1996.

Note 2. Earnings (loss) per common share are computed by dividing the net income (loss) for each period by the weighted average number of common and common equivalent shares outstanding, including shares to be issued. Common equivalent shares, representing the common shares that would be issued on exercise of outstanding stock options and warrants reduced by the number of shares which could be purchased from the related exercise proceeds, are not included since their effect would be anti-dilutive or not material.

         Statements of Financial Standards No. 128, "earnings Per Share" (SFAS
         128) is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) on the face off the income statement. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement also requires restatement of all prior-period EPS data presented. The company has not determined the effect on its EPS from the adoption of this statement.

Note 3. The Company is currently working to secure a funding through private placements which will provide the funds necessary for the Company to execute its aggressive Business and Marketing Plans.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
         -------------------------------------------------------------


        The following section of the report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties so that the actual results may vary materially.


                               PLAN OF OPERATIONS
                               ------------------


As a development stage company, New Visual has to date produced minimal revenues. It has utilized its resources to secure patented technology and strategic relationships with suppliers, exhibitors, distributors, and major networks to develop the foundation for marketing its 3D theatrical and in-home products.

Current cash requirements have been satisfied through contributions of the officers, the sale of stock, and private offerings. The Company anticipates to continue to make use of these funds resources in the future months until such a time when sufficient revenues have been produced to eliminate the need for outside funding. Immediate sources of revenues are expected to emerge from the sale of NVX 3D theaters and licensing of software to each location. The Company currently has licensed its software to special venues including Knott's Berry Farm, the West Edmonton Mall and a traveling mobile theater with Great West Entertainment (GWE). In the upcoming months the Company will aggressively seek to market its technology and software to special venue markets and anticipates the sale of a minimum of an additional 5 theaters in 1997. The software planned for exhibition in each location consists of the Company's films as well as its music library and video library of the "ON TOUR" concert series.

The Company has established multiple economic models for the sale and licensing of its technology and software including: leasing agreements, owned and operated theaters, outright purchases, retro-fitted theaters, and joint venture partnerships. The goal in providing such options is to be able to satisfy cash flow requirements for the exhibitors. Revenues realized from each licensing arrangement will either be structured on the basis of a flat rental fee, as is the case with Knott's Berry Farm, or, on the basis of revenue share; profit participation, as is the case with the West Edmonton Mall and GWE.

The Company anticipates the need for continued research and development of its technology and products, specifically as it relates to the development and marketing of the six perf. camera system and the continued development and marketing of digital, video, and broadcast exhibition. The significance of the six-perf. camera system lies in the fact that original photography produced with the system can be affordably blown up or reduced for multiple formats without a significant compromise of the photographic integrity. The Company has identified the need to always be involved in the evolution of cutting-edge technology trends in the entertainment industry though it is not inherently considered a technology entity. The West Edmonton Mall (WEM) illustrates the Companies commitment to such trends in that, the WEM venture represents the first film and video 3D theater known to management in the world.

The current facilities have been deemed adequate to support the current operations of the Company.

The Company expects to expand payroll within the next 12 months as the need for more sales and marketing expertise arises. The Company also anticipates expansion of committed resources in the near future toward Public Relations, Advertising, and Market Research. All other areas of operation not currently done in house will continue to be contracted on a per project basis.

Since the last 10Q filing the company has made no significant changes in the plan of operations.

                                   LIQUIDITY

The Company is currently working with several venture capital groups to fund both the Company's G&A, as well as any necessary working capital and anticipates completion in the next period.

In order to satisfy cash requirements for the Company's production and revenue goals, management must obtain working capital through either debtor equity financing or public financial markets. For the purpose of general operations and production needs, the Company anticipates the need for funding of approximately $3,500,000 over the next 12 months. Such funding may be accomplished through public financial markets, private offerings, and joint venture opportunities. The Company's future operations are dependent upon generating funds to finance the production, marketing and expansion of its operations.

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

                  SEASONALITY, INFLATION, AND INDUSTRY TRENDS

Several economic indicators in the special format industry strongly suggest a trend of growth in terms of industry sales and consumer demand. Total combined industry sales in 1996 of the top four market forces in special format entertainment were over 198 million, up from 116 million and 148 million in 1994 and 1995 respectively. Further, anticipated 3D network events by NBC and ABC have lended credence to the viability of the in-home market for 3D entertainment.

Management feels that there are seasonal aspects of sales associated with the theatrical markets in that theme parks and amusement parks typically allocate portions of the their fiscal budgets towards the development of new attractions to debut early in each new season (spring). For the in-home market, on the other hand, management is aware of no significant factors that would suggest seasonal demand.

                             NV ENTERTAINMENT, INC.

                          PART II - OTHER INFORMATION

Items 1 through 5.      Not Applicable

Item 6.                 Exhibits and Reports on Forms 8-K

(a)                     Exhibit 27 - Financial Data Schedule

(b) There were no reports filed on Form 8-K during the quarter ended April 30, 1997.

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        NV Entertainment, Inc.
                        ----------------------
                        (Company)

Date: June 26, 1997                             /s/ RAY WILLENBERG JR.
                                                ----------------------
                                                Ray Willenberg, Jr., President
                                                Chief Executive Officer

Date: June 26, 1997                             /s/ FRANK W. DEMILLE
                                                --------------------
                                                Frank W. DeMille
                                                Chief Financial Officer