Form 10QSB
period 1997-07-31
NEW VISUAL ENTERTAINMENT INC
filed 1997-09-22
CIK 1026595

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended July 31, 1997


[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transaction period from ___________ to ___________

                         Commission file number 0-21785


                             NV ENTERTAINMENT, INC.
       (Exact name of small business issuer as specified in its charter)

              UTAH                                            95-45453704
------------------------------                       --------------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,481,051 common shares as of July 31, 1997

    Transitional Small Business Disclosure Format (check one):

                       Yes                     No
                           -----                  -----

                             NV ENTERTAINMENT, INC.

                                  FORM 10-QSB


                                     INDEX




PART I - Financial Information

Condensed Balance Sheets, as of July 31, 1997 and October 31, 1996                         3

Condensed Statements of Operations for the three months ended July 31, 1997 and 1996       4

Condensed Statements of Operations for the nine months ended July 31, 1997 and 1996        5

Condensed Statements of Cash Flows for the nine months ended July 31, 1997 and 1996        6

Notes to Condensed Financial Statements                                                    7

Management's Discussion and Analysis or Plan of Operation                                  8 & 9



PART II - Other Information

Items 1 through 6                                                                         10

Signatures                                                                                10

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                         PART 1 - FINANCIAL INFORMATION

                            CONDENSED BALANCE SHEETS

                                                                          July 31,      October 31,
                                                                            1997            1996
                                                                        -----------     -----------
                                                                        (Unaudited)       (Audited)
                             ASSETS
Assets
     Cash                                                               $    4,353             981
     Receivables                                                             7,800           5,200
     Due From Related Parties                                              211,884          92,041
     Theater Equipment Held For Sale                                        52,820          52,820
     Music Rights, Net of Accumulated Amortization
       of $315,000 and $210,000                                          1,680,000       1,995,000
     Films and Video Library                                               906,878         881,278
     Projects Under Development                                          1,571,732       1,815,534
     Property and Equipment, Net                                           244,574         279,379
     Intangibles, Net                                                      268,913         330,893
     Other Assets                                                          258,890         310,964
                                                                        -----------     -----------
       Total Assets                                                     $5,207,844      $5,764,090
                                                                        ===========     ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Accounts Payable and accrued expenses                              $  610,083      $  251,084
     Short Term Loans Payable                                               37,000             -
     Notes Payable, Related Parties                                        463,875         294,500

                                                                        -----------     -----------
     Total Liabilities                                                   1,110,958         545,584
                                                                        -----------     -----------
Shareholders' Equity
     Convertible Preferred Stock, Series A and B, $30 Par Value,
         200,000,000 Shares Authorized, Liquidation Value of $30
         Per Share, 200,000 Shares Issued and Outstanding                2,100,000       2,100,000
     Common Stock, $.001 Par Value, 100,000,000 Shares Authorized,
         17,111,273 & 12,425,227 Shares Issued and Outstanding              17,111          12,425
     Additional Paid-In-Capital                                          5,969,416       5,201,988
     Deficit Accumulated During the Development Stage                   (3,473,871)     (1,583,137)
     Stock Note Receivable and Subscription Receivable                    (515,770)       (512,770)
                                                                        -----------     -----------
         Total Shareholders' Equity                                      4,096,886       5,218,506
                                                                        -----------     -----------
     Total Liabilities and Shareholders' Equity                         $5,207,844      $5,764,090
                                                                        ===========     ===========

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                Three Months     Three Months   December 5, 1985
                                                    Ended           Ended        (Inception) to
                                                  July 31,         July 31,     July 31, 1997
                                                    1997            1996          (Cumulative)
                                                -------------   -------------     -------------
                                                 (Unaudited)     (Unaudited)       (Unaudited)
Revenues                                        $    13,162     $     93,373       $        -
                                                ------------    -------------     --------------
Expenses:

        Cost of Sales                                   -            100,604             58,074
        Project Written Off                         584,141              -            1,379,141
        Selling, General & Administrative
          Expenses                                  488,826           70,287          2,141,860
                                                ------------    -------------        -----------
        Total Expenses                            1,072,967          170,891          3,579,075
                                                ------------    -------------        -----------

Loss Before Income Taxes                         (1,059,805)         (77,518)        (3,473,871)

Income Tax Expense                                      -                -                  -
                                                ------------    -------------        -----------
Net Loss Before Cumulative Preferred
  Stock Dividends                                (1,059,805)         (77,518)        (3,473,871)
                                                                                     ===========

Cumulative Preferred Stock Dividends                (75,000)             -
                                                ------------    -------------

Net Loss                                         (1,134,805)         (77,518)
                                                 ===========    =============

Net Loss Per Common Shares                       $    (0.07)    $      (0.03)
                                                 ===========    =============

Weighted Average Number of Shares Outstanding    15,859,290        8,623,205
                                                 ===========    =============

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS


                                                Nine Months   Nine Months    December 5, 1985
                                                   Ended         Ended       (Inception) to
                                                  July 31,      July 31,      July 31, 1997
                                                   1997           1996         (Cumulative)
                                               ------------   ------------    ------------
                                               (Unaudited)    (Unaudited)     (Unaudited)

Revenues                                       $    61,482    $    93,373     $   105,204
                                               ------------   ------------    ------------

Expenses:

   Cost of Sales                                    14,352        100,604          58,074
   Project Written Off                             584,141            -         1,379,141
   Selling, General & Administrative
      Expenses                                   1,353,723        210,337       2,141,860
                                               ------------   ------------    ------------

   Total Expenses                                1,952,216        310,941       3,579,075
                                               ------------   ------------    ------------

Loss Before Income Taxes                        (1,890,734)      (217,568)     (3,473,871)

Income Tax Expense:                                    -              -               -
                                               ------------   ------------    ------------

Net Loss Before Cumulative Preferred
   Stock Dividends                              (1,890,734)      (217,568)     (3,473,871)
                                                                              ============

Cumulative Preferred Stock Dividends              (300,000)           -
                                               ------------   ------------

Net Loss                                        (2,190,734)      (217,568)
                                               ============   ============

Net Loss per Common Share                      $     (0.15)   $     (0.03)
                                               ============   ============

Weighted Average Number of Shares Outstanding   14,197,745      8,651,955
                                               ============   ============

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENT OF CASH FLOWS

                          INCREASE (DECREASE) IN CASH


                                                                                   DECEMBER 5, 1985
                                                      NINE MONTHS       NINE MONTHS  (INCEPTION) TO
                                                         ENDED             ENDED      JULY 31, 1997
                                                      JULY 31, 1997   JULY 31, 1996   (Cumulative)
                                                      -------------   -------------   -------------
                                                       (Unaudited)     (Unaudited)     (Unaudited)
OPERATING ACTIVITIES
   Net loss                                           $ (1,890,734)   $   (217,568)   $ (3,473,871)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation and amortization                      424,858          90,486         681,978
        Consulting fees paid by issuing common stock           --              --              --
          by controlling shareholders                          --           35,000          14,400
        Professional fees paid by issuing common stock         --           15,000          62,976
        Compensation expense                               180,000             --          180,000
        Services contributed by officers                       --              --          140,000
        Project in progress written off                    584,141             --        1,354,141
Changes in operating assets and liabilities:
        Receivable                                          (2,600)        (65,527)         (7,800)
        Due from related parties                          (119,843)        (57,699)       (211,884)
        Film and Video Library                             (25,600)            --          (25,600)
        Projects under development                        (340,339)       (581,325)     (1,571,732)
        Deposits                                            50,022           5,000             --
        Intangible assets                                      --           (2,500)            --
        Organization costs                                     --              --          (13,677)
        Accounts payable and accrued expenses              358,999          26,485         463,488
                                                      -------------   -------------   -------------
      Net cash used in operating activities               (781,096)       (752,648)     (2,407,581)
                                                      -------------   -------------   -------------
INVESTING ACTIVITIES
   Acquisition of Leasehold Improvements                    (8,800)            --           (8,800)
   Disposition of Leasehold Improvements                     8,730             --            8,730
   Acquisition of furniture and fixtures                    (8,451)            --           (8,451)
   Acquisition of property and equipment                    (2,500)       (121,391)       (142,035)
                                                      -------------   -------------   -------------
      Net cash used in investing activities                (11,021)       (121,391)       (150,556)
                                                      -------------   -------------   -------------
FINANCING ACTIVITIES
   Proceeds from short term loans and note payable         217,000             --          217,000
   Proceeds from issuance of common stock                  592,114         922,802       2,836,385
   Proceeds from related parties                               --              --           64,614
   Repayment on officer loan                               (13,750)            --          (33,364)
   Repayments on notes payable                              (1,250)         (7,000)        (10,750)
   Subscription Receivable                                  (3,000)            --         (515,770)
   Interest on Convertible Notes                             4,375             --            4,375
                                                      -------------   -------------   -------------
      Net cash provided by financing activities            795,489         915,802       2,562,490
                                                      -------------   -------------   -------------
Net Increase in Cash and cash equivalents                    3,372          41,763           4,353

Cash and cash equivalents, beginning of period                 981         (41,763)            --
                                                      -------------   -------------   -------------
Cash and cash equivalents, end of period              $      4,353    $         (0)   $      4,353
                                                      =============   =============   =============

                             NV ENTERTAINMENT, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of July 31, 1997 and year ended October 31, 1996 and the results of its operations for the nine and three months ended July 31, 1997 and 1996, and cash flows for the nine months ended
         July 31, 1997 and 1996.

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


                               PLAN OF OPERATIONS
                               ------------------

As a development stage company, New Visual has to date produced minimal revenues. It has utilized its resources to secure patented technology and strategic relationships with suppliers, exhibitors, distributors, and major networks to develop the foundation for marketing its 3D theatrical, special venue and in-home products.

Current cash requirements have been satisfied through contributions of the officers, the sale of stock, and private offerings. The Company anticipates to continue to make use of these funds resources in the future months until such a time when sufficient revenues have been produced to eliminate the need for outside funding. Immediate sources of revenues are expected to emerge from the sale of NVX 3D theaters and licensing of software to each location. The Company currently has licensed its software to special venues including Knott's Berry Farm, the West Edmonton Mall and a traveling mobile theater with Great West Entertainment (GWE). In the upcoming months the Company will aggressively seek to market its technology and software to special venue markets and anticipates the sale of a minimum of an additional 3 theaters by year end. The software planned for exhibition in each location consists of the Company's films, its music library and video library of the "ON TOUR" concert series as well as a new joint venture production with an X-Games theme with Bella Blu Productions scheduled for fall of 1997. An agreement has also been reached for the Company's short film, "Edge of Reality" to be rented for a 3D film festival in the summer of 1998.

The Company has established multiple economic models for the sale and licensing of its technology and software including: leasing agreements, owned and operated theaters, outright purchases, retro-fitted theaters, and joint venture partnerships. The goal in providing such options is to be able to satisfy cash flow requirements for the exhibitors. Revenues realized from each licensing arrangement will either be structured on the basis of a flat rental fee, as is the case with Knott's Berry Farm, or, on the basis of revenue share; profit participation, as is the case with the West Edmonton Mall and GWE. The Company is currently involved in negotiations with many theme park executives to develop 3D theaters and custom 3D productions to be distributed to multiple locations.

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


                                            LIQUIDITY
                                            ---------

The Company is currently working with several venture capital groups to fund both the Company's G&A, as well as any necessary working capital and anticipates completion in the next period.

In order to satisfy cash requirements for the Company's production and revenue goals, management must obtain working capital through either debt or equity financing or public financial markets. For the purpose of general operations and production needs, the Company anticipates the need for funding of approximately $3,500,000 over the next 12 months. Such funding may be accomplished through public financial markets, private offerings, and joint venture opportunities. The Company's future operations are dependent upon generating funds to finance the production, marketing and expansion of its operations.

Financial characteristics of the industry include a relatively low cost of goods sold with substantial operating expenses. Operating expenses are primarily attributable to content production and are incurred in total prior to any income realized from the product. Once content is produced, however, it is an asset which may be distributed through multiple channels repeatedly over time.

                         SEASONALITY, INFLATION, AND INDUSTRY TRENDS
                         -------------------------------------------

Several economic indicators in the special format industry strongly suggest a trend of growth in terms of industry sales and consumer demand. Total combined industry sales in 1996 of the top four market forces in special format entertainment were over 198 million, up from 116 million and 148 million in 1994 and 1995 respectively. Further, recent 3D network events by NBC and ABC have lended credence to the viability of the in-home market for 3D entertainment.

Management feels that there are seasonal aspects of sales associated with the theatrical markets in that theme parks and amusement parks typically allocate portions of their fiscal budgets towards the development of new attractions to debut early in each new season (spring). For the in-home market, on the other hand, management is aware of no significant or atypical factors that would suggest seasonal demand.

                             NV ENTERTAINMENT, INC.

                          PART II - OTHER INFORMATION



Items 1 through 5.      Not Applicable

Item 6.                 Exhibits and Reports on Forms 8-K

(a)                     Exhibit 27 - Financial Data Schedule

(b) There were no reports filed on Form 8-K during the quarter ended July 31, 1997.

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        NV Entertainment, Inc.
                        ----------------------
                        (Company)

Date: September 19, 1997                        /s/ RAY WILLENBERG JR.
                                                ----------------------
                                                Ray Willenberg, Jr., President
                                                Chief Executive Officer

Date: September 19, 1997                        /s/ FRANK W. DEMILLE
                                                --------------------
                                                Frank W. DeMille
                                                Chief Financial Officer