Form 10KSB
period 1999-10-31
NEW VISUAL ENTERTAINMENT INC
filed 2000-01-21
CIK 1026595

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended October 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD ______________ TO ______________


                           Commission File No. 0-21785

                         NEW VISUAL ENTERTAINMENT, INC.
                         ------------------------------
                 (Name of small business issuer in its charter)

UTAH                                                              95-4543704
----                                                             ----------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 827 BRIGHTON COURT, SAN DIEGO, CALIFORNIA      92109
           ----------------------------------------------------------
               (Address of principal executive offices)    (Zip Code)

                   Issuer's telephone number - (858) 488-9577
                                               --------------

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.001 PAR VALUE
                         ------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [ ];   No [X].

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $129,845

As of December 31, 1999 the registrant had outstanding 68,896,194 shares of its Common Stock, par value of $0.001, its only class of voting securities. The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on December 31, 1999, was approximately $28,684,191 based on the average of the closing bid and ask prices on the OTC:BB on such date (See Item
5).

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information in the proxy statement for the annual meeting of shareholders of the registrant to be filed with the Securities and Exchange Commission on or before February 29, 2000.

Transitional Small Business Disclosure Format (Check one):  Yes    ;     No  X .
                                                                ---          ---

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

New Visual Entertainment, Inc. (previously known as Bellwether Investment Corporation) (the "Company"), was incorporated under the laws of the State of Utah on December 5th, 1985. On October 18th, 1995, the Company acquired all of the outstanding shares of Siliwood Entertainment Corporation ("Siliwood"), a developmental stage company with no operations. The Company then changed its name to Siliwood Entertainment Corporation.

On June 10th, 1996, the Company acquired certain assets and assumed various liabilities from Infinity Vision Entertainment, a Nevada Corporation ("IVE"). Following the asset purchase, Siliwood changed its name to New Visual Entertainment, Inc. ("NV Entertainment"). There were no operations of NV Entertainment prior to the IVE acquisition. There were minimal operations of IVE at the time of the acquisition. The Company is currently engaged in the development, design and distribution of software techniques, videos, and theaters for stereoscopic ("3D") entertainment.

NV Entertainment was founded with the mission to produce and distribute high-impact 3D films for the growth oriented specialty venue markets, such as theme parks, amusement parks, family entertainment centers and casinos. The Company utilizes a low cost 3D production and exhibition technology to compete in these markets. The technology allows the Company to produce and show its brand of 3D films at costs roughly 15-25% of industry leading competitors such as IMAX. The Company plans to make use of this cost advantage to continue to produce high-quality, cost-effective 3D films and market them to venues which have not been accessible to other 3D systems and software providers due to cost prohibitiveness.

During 1998 and 1999, the Company engaged in three (3) on-location shoots producing the following three proprietary rough-cut releases and one compilation featurette: "Wonder in Belize" an underwater 3D film, "Big Waves" in Hawaii and "A Day at the Beach", an off-road and surfing lifestyle adventure. The Company also completed two (2) customer-driven productions, which resulted in modest revenues: "Miss Hawaiian Tropic '99" for C3D, and "Game On", a paintball film for JT USA.

NV Entertainment is currently located at 827 Brighton Court, San Diego, California, but will be relocating to 5920 Friars Road, Suite 104, San Diego, California 92108 on February 1, 2000.

                                    PRODUCTS
                                    --------

                              CAMERA & 3D SIGNATURE
                              ---------------------

NV Entertainment owns certain exclusive licenses to use intellectual property relating to its business. The Company has exclusive access to a patented dual element, single lens system utilized in connection with the production of 3D motion pictures. NV Entertainment owns one of six 3D video cameras in the world capable of giving broadcast 3D quality to TV.

                           MARKETING AND DISTRIBUTION

The Company's primary functions are to facilitate the production and distribution of its 3D technology and establish new, innovative platforms for the presentation of 3D media. NV Entertainment has already produced five completed 3D films: "Edge of Reality", " Beyond 3D", "A Day at the Beach", "Wonder in Belize" and "3DBW (Big Waves of Surfing). The Company also filmed the Miss Hawaiian Tropics International Pageant for a 3D satellite television distributor. New Visual Entertainment, Inc. licensed the rights of "Edge of Reality" to a Taiwan theme park for one year. "Edge of Reality" was also licensed for U.S. distribution with C3D.

The Company intends to market its 3D technology by providing the necessary tools to allow for 3D production and viewing within the current 2D infrastructure. The Company plans to:

         (i) Produce and distribute 3D content for the video, special venue, theatrical, internet, motion picture and cable/satellite industries;

         (ii)     Establish special theaters for showcasing 3D content;

         (iii)    Create a mass audience and mainstream distribution channel;
                  and

         (iv) License its technology to the entertainment industry and for business to business internet consumption.


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

VISUAL ENTERTAINMENT MARKET

The total potential market for NV Entertainment's 3D technology encompasses three distinct entertainment industries; broadcast and cable television, video software, and motion pictures. In addition, Location Based Entertainment ("LBE") theaters represent a profitable and rapidly growing market segment.

I)       BROADCAST AND CABLE TELEVISION INDUSTRY

Television advertising revenues approach $40 billion annually. Household TV penetration now exceeds 98% of the total households in the United States, with nearly 100% being color television sets. Currently, the TV population in the United States exceeds 220 million sets, with the average household having a TV on over seven hours each day. NV Entertainment believes there is substantial opportunity for enhancing the visual experience with 3D technology.

Initial 3D penetration of visual broadcast markets will be focused on sports events, music videos and special programming. As the mass TV audience acquires 3D viewers, NV Entertainment believes the scope of 3D programming will expand. Syndicated 3D programs, or even dedicated time slots or channels, may be broadcast in 3D and could facilitate widespread video software and motion picture opportunities.

(II)     VIDEO SOFTWARE INDUSTRY

Video software (dubbed videotapes) is a $20 billion retail industry divided almost equally between sales and rentals. Video software volume exceeds 500 million pre-recorded tapes in addition to approximately 400 million blank video cassettes. Revenue generated by video (content) suppliers approaches $10 billion annually. Over 75 million households in the United States have video cassette recorders ("VCR's"), or 80% of all households with televisions. Currently, distribution of 3D content to the home entertainment market is nearly non-existent. 10,000 copies of "Beyond 3D" were sold to C3D.

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

DEPENDENCE ON PRODUCTION OF FILM SOFTWARE

The ability of the Company to generate substantial revenues depends upon its ability to successfully create, produce, and market entertainment or educational software for exhibition in its theater systems and home markets. The size and quality of the Company's library of film software titles is a material factor in competing for sales of the Company's attractions and developing the Company's base of recurring revenue.

The Company intends to produce and develop specialty films and videos for its library with production budgets in a range of approximately $ 100,000 to $ 4 million. While the Company may enter into participation, licensing or other financial arrangements with third parties in order to minimize its financial involvement in production, the Company will be subject to substantial financial risks relating to the production and development of new entertainment and educational software. The Company expects that it will typically be required to pay for the production of software during the production period prior to release but will most likely be unable to recoup these costs from revenues from exhibition licenses within 24 to 36 months following release.

                         DISTRIBUTION METHOD OF PRODUCTS
                         -------------------------------

The primary markets for New Visual products are: home entertainment, motion pictures production, theatrical/LBE exhibition, and theme/amusement park markets. Other ancillary markets include PC gaming and special event venue markets. The Company intends to distribute its products through network and exhibition contracts, and through distribution agreements with other video and programming distributors. Hardware products will, in most cases, accompany the sale of software (content) in a bundled 3D viewer kit containing a video, 3D eyewear, and 3D emitter/decoder box.

                                   COMPETITION
                                   -----------

Although a considerable number of companies have 3D products, NV Entertainment believes it is positioned to deliver 3D content to mass in-home audiences which presently is not done by its competitors.

A low price structure is required to appeal to these markets that few competitors are able to meet. The competitive environment in the home market consists of limited suppliers of 3D viewers and content (CD-ROM, video tape) kits, such as V-REX, VIDMAX, and others. Conversely, competition in the special venue markets (theatrical) is much more developed. Currently, there are four companies other than NV Entertainment that have carved a substantial niche in special venue markets:


o        IMAX

         IMAX is the most formidable presence in both hardware and software special format entertainment.

         The fact that IMAX uses a 15 perforation 70mm system limits its ability to market 3D content. As the leading 3D content hardware and software provider; however, IMAX is regarded as NV Entertainment's foremost competitor in special venue markets.

o        IWERKS

         IWERKS specializes in "ridefilm," an experience that combines motion simulation with visual immersion and functions in either a fixed base or portable capacity.

o        SHOWSCAN

         Showscan also specializes in motion simulation entertainment for specialty theaters.

o        CINEMA RIDE, INC.

         Cinema Ride, Inc. is also a competitor in specialty theater and motion simulated entertainment. Cinema Ride technology combines 3D films with motion to provide unique on screen action.

NV Entertainment believes that it is in position to begin successfully marketing of 3D entertainment, particularly to mass in-home markets. The cost structure of its technology positions it to be viable in the home market. Of the home 3D technologies available, NV Entertainment believes that its technology presently delivers the highest image quality and is the most adaptable to the home viewing environment. Furthermore, due to NV Entertainment's low cost, single camera 3D lens production and exhibition technologies, it is positioned to provide 3D systems and software to the motion picture industry and special venue markets.

NV Entertainment's stereographic 3D media is differentiated from past or traditional 3D media in that it is true stereo-imagery as it is produced and exhibited. It is also different in that NV Entertainment 3D is produced and exhibited through a single lens. Prior methods used to create and exhibit 3D employed simulated 3D filming and projection techniques using 2 cameras for production and 2 projectors for exhibition. Production of true stereo imagery requires the emulation of depth perception known to normal human eyesight, which results from two (right and left) converging fields of perception on an object from slightly different perspectives. The differing perspectives occur due to the distance between a human's eyes. 3D content can be produced in a number of formats for Film, Video, Computer/Internet and Broadcast TV. The shutter glass viewing system can be utilized to view all of these formats, yet is primarily used for video, computer/Internet, broadcast TV and satellite transmission mediums.

Once 3D content has been produced, whether by single or dual camera methods, it can be viewed on any standard television monitor for most TV broadcast standards (NTSC-North America, PAL-Asia, Australia) when accompanied by the shutter glass system. When a 3D video tape or broadcast signal is displayed on the TV, the naked eye sees two (2) separate, overlapping images; one for the right eye and one for the left eye. The viewing system, however, isolates the right and left eye views so as to allow the right eye to see only the right eye view, and the left eye to see only the left eye view, but from slightly differing perspectives. This is accomplished by the Liquid Crystal shutters within the glasses that alternate, Lon-Roff, Ron-Loff, at a rate of 60-120 hertz, or 30-60 times per second for each eye. The timing of the shutter is synchronized with the action on the monitor by the wireless transmitter. The transmitter communicates with the transmission medium (video tape, broadcast signal, etc.), interprets the synchronization code and transmits instructions to the glasses by means of an infrared signal.

                                    EMPLOYEES
                                    ---------

         The Company has five (5) full-time employees, none of whom are represented by a labor union. The Company considers its employee relations to be good.

ITEM 2.           PROPERTIES
                  ----------

         The Company's current corporate offices are located in San Diego, California at 827 Brighton Court, San Diego, California 92109. The Company's offices will be relocating to 5920 Friars Road, Suite 104, San Diego, CA on February 1, 2000. This property will be occupied under a lease. The term of the lease is five years commencing on February 1, 2000. The Company believes that this space will meet the Company's administrative needs for at least the next 12 months.

ITEM 3.           LEGAL PROCEEDINGS
                  -----------------

The Company is not a party to any material pending legal proceedings.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

         None.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS
                  -----------------------------------------------------

MARKET INFORMATION
------------------

         The Company's Common Stock is currently listed on the NASDAQ Stock Market's over-the-counter bulletin board under the symbol "NVXE".

         The following chart shows the quarterly high and low bid-ask prices of the Company's common stock for the last three fiscal years, as reported on the NASDAQ OTC bulletin board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions.

                                                     COMMON STOCK
                                                     ------------

                                              BID                     ASK
                                              ---                     ---
                                        HIGH       LOW          HIGH       LOW
FISCAL QUARTERS

November 1996 through October 1997
----------------------------------
First Quarter                         1 1/4      7/16          1 1/4       .55
Second Quarter                        13/16       3/8              1      7/16
Third Quarter                           3/8       .18            1/2      3/16
Fourth Quarter                         3/16      1/16            1/4       .09

November 1997 through October 1998
-----------------------------------
First Quarter                          3/16       .10           5/16       .11
Second Quarter                          .14      1/16           3/16      1/16
Third Quarter                           .13       .06           5/16      1/16
Fourth Quarter                          .08       .02            .11       .04

November 1998 through October 1999
-----------------------------------
First Quarter                           .07       .03            1/8       .03
Second Quarter                         1/16       .03           1/16       .03
Third Quarter                           .22       .03            .32       .03
Fourth Quarter                         1.08      3/16           1.48       .24

HOLDERS
-------

The approximate number of record holders of the Company's Common Stock as of December 31, 1999 was 1,035, an undetermined number of which represent more than one individual participant in securities positions with the Company.

DIVIDENDS
---------

         The Company has never paid cash dividends on its common stock, and intends to utilize current resources to expand its operations. Therefore, it is not anticipated that cash dividends will be paid on the Company's common stock in the foreseeable future.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                  ----------------------------------------------------------

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements set forth on pages F-1 through F-18.

PLAN OF OPERATION
-----------------

New Visual Entertainment, Inc. was founded with the mission to produce and distribute high- impact 3D films for the growth oriented specialty venue markets such as theme parks, amusement parks, family entertainment centers and casinos. The Company, through its proprietary technology, utilizes a low cost 3D production and exhibition technology to compete in these markets. The Company plans to use this proprietary technology to continue to produce high-quality, cost effective 3D films and market them to venues not accessible to other 3D systems and software providers due to cost prohibitiveness.

Through the use of this proprietary technology, the Company developed three new feature films during 1998 and 1999. They were 1) "Wonder in Belize", an underwater 3D Film; 2) "Big Waves" in Hawaii; and 3) "A Day at the Beach", an off-road and surfing lifestyle adventure. The Company also produced two customer-driven productions in 1999: "Miss Hawaiian Tropic '99" for C3D, and "Game On", a paintball film for JT USA.

With the production of the above films, the Company has strengthened its position as a special venue content producer of 3D material. Additionally, it has positioned itself to produce and distribute multi-media and alternative format content for traditional and web-based consumption.

The Company's plan of operation for the 2000 fiscal year will consist of activities aimed at:

o Investigating and, if appropriate, pursuing definitive agreements for acquisitions believed by the Board to be consistent with the Company's plan to develop and distribute 3D content over a variety of traditional and new media (such as 3D films for special venues, computer software, videotape, television and internet distribution).

o Establishing strategic partnerships for the production, marketing, sales, licensing and other distribution of the Company's 3D content.

o Developing new 3D content and otherwise expanding the Company's library of 3D material.

o Acquiring additional studio production and editing equipment, cameras, lenses, and mobile theater transport equipment.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The Company believes, with the right strategic partnerships, it can function as a full-scale production studio capable of financing, producing and distributing 3D and traditional content to multiple mass markets.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED OCTOBER 31, 1999 TO OCTOBER 31, 1998

REVENUES. Revenues increased to approximately $130,000 for fiscal 1999 from approximately $17,000 for fiscal 1998. The increase of $113,000 was primarily due to revenue recognized from film and video library productions.

COST OF SALES. Cost of sales consists of amortization of the costs of film and/or video productions. Costs of sales increased to approximately $81,000 for fiscal 1999 from approximately $27,000 for fiscal 1998. The increase of $54,000 was primarily due to the matching of the amortization of the projects costs with related revenue recognized.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consists of non-cash charges related to stock issuances for consultants and the compensatory elements and other cash charges for professional and personnel costs. Selling, general and administrative expenses increased to approximately $1,918,000 for fiscal 1999 from $1,454,000 in fiscal 1998. The increase consisted of primarily of increases to professional and personal costs.

OTHER EXPENSES. Other expenses include writedowns of projects and valuation allowances in long-term assets. These two category expenses decline from $1,648,000 in fiscal 1998 to $175,000 in fiscal 1999. No further significant writedowns in such assets were deemed necessary.

NET LOSS. The Net Loss for fiscal 1999 was approximately $2,045,000 as compared to a net loss in fiscal 1998 of $3,112,000 due to lower writedowns in projects offset by an increase in selling, general and administrative costs.

COMPARISON OF THE YEAR ENDED OCTOBER 31, 1998 TO OCTOBER 31, 1997

Due to the small volume of revenue activities in these years, the analysis of these years would not be meaningful.

LIQUIDITY AND CAPITAL RESOURCES.

Over the last three years, operations have been financed through private sales of common stock resulting in net proceeds of $863,000, $463,000 and $522,000 in fiscal 1999, 1998 and 1997, respectively. In addition, during these years a substantial portion of expenses were paid by the issuance of stock.

Net cash used by operating activities approximately $800,000 for fiscal 1999. Net used for operating activities for fiscal 1999 included 330,000 for new project production costs and the funding of cash portions of selling, general and administrative costs. Net cash used by operating activities for fiscal 1998 approximated $469,000 and consisted of $171,000 of new project production costs and the cash portion of selling, general and administrative costs.

PROPOSED MERGER

In September 1999, the Company entered into a merger agreement with Astounding.com, Inc. ("Astounding"). The merger agreement provides for the Company to issue 10,000,000 shares of its common stock for all of the outstanding shares of Astounding. The closing of the merger is subject to various conditions including the receipt of a debt or equity financing of at least $1,000,000 and requisite shareholder approval.

ACQUISITION

In January 2000, the Company completed the acquisition of 100% of the common stock of Impact Pictures, Inc., a small San Diego-based multi-media production firm, for 50,000 shares of the Company's common stock.

LETTER OF INTENT

In January 2000, the Company entered into a letter of intent to acquire the intellectual rights to a certain technology in exchange for shares of the Company's common stock based on attainment of certain operational objectives.

GOING CONCERN CONSIDERATION

The Company has continued losses in each of its years of operation, negative cash flow and liquidity problems. These conditions raise substantial doubt about the consolidated Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should the Company be unable to continue as a going concern.

The Company has been able to continue based upon the financial support of certain of its stockholders and the continued existence of the company is dependent upon this support and its ability to acquire assets by the issuance of stock. Management's plans in this regard are to receive the continued support of the stockholders and/or to obtain other financing until profitable operation and positive cash flow are achieved and maintained. There can be no guarantee that the stockholders will provide this support.

ITEM 7.           FINANCIAL STATEMENTS
                  --------------------

The Consolidated Financial Statements of New Visual Entertainment, Inc., together with the report thereon, are set forth on pages F-1 through F-18 hereof.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                  -----------------------------------

                  NONE

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
                  -------------------------------------------------------------

The information required by this item will be contained in the definitive proxy statement for the Company's Annual Meeting of Shareholders, which the Company will file with the Securities and Exchange Commission on or before February 29, 2000, and is incorporated herein by reference.

ITEM 10.          EXECUTIVE COMPENSATION
                  ----------------------

For services rendered to the Company during the fiscal year ended October 31, 1999 and for the prior two fiscal years, no executive officers received cash compensation in excess of $100,000. The following table sets forth information concerning all annual cash compensation paid to the chief executive officer of the Company for services rendered to the Company during the twelve month periods ended October 31, 1999.

        NAME AND        FISCAL                                 OTHER           ALL
        PRINCIPAL        YEAR                                  ANNUAL         OTHER
        POSITION         END       SALARY         BONUS     COMPENSATION   COMPENSATION
        --------         ---       ------         -----     ------------   ------------
Ray Willenberg, Jr.      1999      $62,500         -0-        $112,500*(1)    -0-
President                1998      $40,000         -0-        $127,500*(2)    -0-
                         1997      $29,000         -0-         -0-            -0-

--------------------

*1 Represents the issuance to Mr. Willenberg of 2,250,000 shares of common stock valued @ .05/share.
*2 Represents the issuance to Mr. Willenberg of 3,187,500 shares of common stock valued @ .04/share.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT
                  ---------------------------------------------------

         The following table sets forth information, as of December 31, 1999, concerning all persons known by the Company to own beneficially more than 5% of any class of the Company's voting securities and concerning shares of each director and executive officer and by all directors and executive officers as a group. Unless expressly indicated otherwise, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned.

             NAME & ADDRESS                    NUMBER OF SHARES         PERCENT
CLASS        OF BENEFICIAL OWNER               BENEFICIALLY OWNED       OF CLASS
-----        -------------------               ------------------       --------
Common       Western Tel                          9,000,000              13.1%
Stock        149 West 29th Street
             Pueblo, CO 81008

Common       Ray Willenberg, Jr.                  5,593,119               8.1%
Stock        827 Brighton Court
             San Diego, CA 92109

Common       Herb Lightman                          775,000               1.1%
Stock        5670 Sahara Drive
             Carnelian Bay, CA   96140

Common       Elorian Landers                      1,375,000               2.0%
Stock        9307 W. Sam Houston Pkwy.
             Houston, TX   77099

Common       All directors and executive          7,743,119              11.2%
Stock        officers as a group (3 persons)


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ----------------------------------------------

         NOT APPLICABLE.

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------


(a)      EXHIBITS.

EXHIBIT NO.                   DESCRIPTION
-----------                   -----------

2.1* Plan of Reorganization and Agreement of Merger among the registrant, Astounding Acquisition Corporation and Astounding.com, Inc., dated as of September 1999

21.1*               Subsidiaries of the registrant

27.1*               Financial Data Schedule

------------------
* Filed herewith

(b)      REPORTS ON FORM 8-K.   None

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         New Visual Entertainment, Inc.


Date: January 21, 2000                   By /s/ RAY WILLENBERG, JR.
                                            ------------------------------------
                                            Ray Willenberg, Jr.,  President


     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                                            Date


/s/ Ray Willenberg, Jr.                                         January 21, 2000
------------------------------------------------
Ray Willenberg, Jr.
President & Director (principal executive officer)


/s/ Elorian Landers                                             January 21, 2000
------------------------------------------------
Elorian Landers
Secretary & Director (principal financial and
accounting officer)


/s/ Herb Lightman                                               January 21, 2000
------------------------------------------------
Herb Lightman
Director

                         NEW VISUAL ENTERTAINMENT, INC.
                                 AND SUBSIDIARY
                         ------------------------------


                                FINANCIAL REPORT


                                OCTOBER 31, 1999

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                       Page Nos.
                                                                       ---------

INDEPENDENT AUDITORS' REPORT                                               F-2


CONSOLIDATED BALANCE SHEETS
    At October 31, 1999, 1998 and 1997                                     F-3


CONSOLIDATED STATEMENTS OF OPERATIONS
    For the Years Ended October 31, 1999, 1998 and 1997                    F-4


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
    For the Years Ended October 31, 1999, 1998 and 1997                F-5 - F-7


CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Years Ended October 31, 1999, 1998 and 1997                    F-8


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-9 - F-18

Board of Directors and Stockholders
New Visual Entertainment, Inc. and Subsidiary


                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheets of New Visual Entertainment, Inc. and Subsidiary (the "Company") as of October 31, 1999, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Visual Entertainment, Inc. at October 31, 1999, 1998 and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7, the Company has minimal historical operations, negative cash flows, and liquidity problems. These matters raise substantial doubt as to the Company's ability to continue as a going concern. The Company's future operations are dependent upon generating funds to finance the marketing and expansion of its operations. Also, as discussed in Note 7, management plans to generate these funds through support from stockholder loans and the issuance of the Company's stock. There is no assurance that this will generate sufficient funds to enable the Company to continue its operations for the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             /s/ TABB, CONIGLIARO & McGANN, P.C.

New York, New York
January 20, 2000


                                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEETS

                                                       ASSETS

                                                                                             At October 31,
                                                                           -------------------------------------------------
                                                                                1999              1998              1997
                                                                           --------------    --------------   --------------
Current Assets:
  Cash                                                                     $      62,872     $           -    $       6,293
  Receivable from related parties                                                 31,422            23,072           61,638
                                                                           --------------    --------------   --------------

      Total Current Assets                                                        94,294            23,072           67,931

Property and equipment - net of accumulated depreciation                         102,530           163,391          228,768

Other assets                                                                       5,000             5,000           52,819

Film and video library, net                                                      100,557                 -                -

Projects under development, net                                                   32,883            60,124        1,515,563
                                                                           --------------    --------------   --------------

      Total Assets                                                         $     335,264     $     251,587    $   1,865,081
                                                                           ==============    ==============   ==============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


Current Liabilities:
  Notes payable - related parties                                          $           -     $     285,500    $     294,500
  Accounts payable and accrued expenses                                          420,699           325,430          252,176
                                                                           --------------    --------------   --------------

      Total Current Liabilities                                                  420,699           610,930          546,676
                                                                           --------------    --------------   --------------

Commitments, Contingencies and Other Matters (Notes 6, 7
   and 8)

Stockholders' Equity (Deficiency):
  Cumulative convertible preferred stock, Series A and B - $30 par value; 200,000,000 shares authorized; liquidation price,
     $30 per share; -0- shares issued and outstanding                                  -                 -                -
Common stock - $0.001 par value; 100,000,000 shares
     authorized; 68,896,194, 51,866,128 and 35,788,650 shares
     issued and outstanding at October 31, 1999, 1998 and 1997,
     respectively                                                                 68,896            51,866           35,788
  Additional paid-in capital                                                  12,145,702         9,844,309        8,426,549
  Accumulated deficit                                                        (12,360,033)      (10,255,518)      (7,143,932)
                                                                           --------------    --------------   --------------

      Total Stockholders' Equity (Deficiency)                                    (85,435)         (359,343)       1,318,405
                                                                           --------------    --------------   --------------

      Total Liabilities and Stockholders' Equity (Deficiency)              $     335,264     $     251,587    $   1,865,081
                                                                           ==============    ==============   ==============



The accompanying notes are an integral part of these financial statements.


                                    NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         For the Years Ended October 31,
                                                                              ---------------------------------------------------
                                                                                  1999                1998               1997
                                                                              -------------      -------------      -------------
REVENUES                                                                      $    129,845       $     16,696       $     61,504
                                                                              -------------      -------------      -------------

EXPENSES:
    Cost of sales                                                                   81,159             26,988             20,302
    Projects written off                                                           175,000          1,599,413          1,546,539
    Valuation allowance on long-term assets                                              -             47,820            666,006
    Selling, general and administrative expenses                                 1,918,201          1,454,061          3,389,452
                                                                              -------------      -------------      -------------

    TOTAL EXPENSES                                                               2,174,360          3,128,282          5,622,299
                                                                              -------------      -------------      -------------

LOSS BEFORE INCOME TAXES                                                        (2,044,515)        (3,111,586)        (5,560,795)

INCOME TAX EXPENSE                                                                       -                  -                  -
                                                                              -------------      -------------      -------------

NET LOSS                                                                      $ (2,044,515)      $ (3,111,586)      $ (5,560,795)
                                                                              =============      =============      =============

NET LOSS PER COMMON SHARE                                                     $       (.03)      $       (.07)      $       (.23)
                                                                              =============      =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                                                 60,520,000         43,827,000         24,106,000
                                                                              =============      =============      =============


The accompanying notes are an integral part of these financial statements.

                                    NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997



                                                   Convertible                                                            Total
                                                 Preferred Stock        Common Stock       Additional                  Stockholders'
                                                 --------------   -----------------------    Paid-in     Accumulated     Equity
                                                 Shares  Amount     Shares       Amount      Capital       Deficit     (Deficiency)
                                                 ------  ------   ----------   ----------  -----------  -------------  ------------
Balance - October 31, 1998                          -    $  -     51,866,128   $   51,866  $ 9,844,309  $(10,255,518)  $  (359,343)

Issuance of common stock for services:
 ($.04 per share at December 1998)                  -       -        100,000          100        3,900             -         4,000
 ($.04 per share at July 1999)                      -       -      2,500,000        2,500       97,500             -       100,000
 ($.05 - $1.00 per share at August
    1999)                                           -       -      2,296,645        2,297      121,389             -       123,686
 ($.35 - $.50 per share at September
    1999)                                           -       -      1,735,267        1,735      608,327             -       610,062
Issuance of common stock for cash
 (November 1, 1998 - October 31, 1999)              -       -      7,398,367        7,398      855,652             -       863,050
Issuance of common stock for
 compensation and directors fees and
 consulting
 ($.25 per share at August 1999)                    -       -        375,000          375       93,375             -        93,750
 ($.25 per share at September 1999)                 -       -        500,000          500      174,500             -       175,000
Issuance of common stock in settlement
 of debt
 ($.05 per share at December 1998)                  -       -      1,000,000        1,000       49,000             -        50,000
 ($.28 - $.35 per share at August 1999)             -       -        729,287          730      206,520             -       207,250
 ($.12 - $.50 per share at September
    1999)                                           -       -        395,500          395       91,230             -        91,625
Net loss                                            -       -              -            -            -    (2,044,515)   (2,044,515)
                                                 ------  ------   ----------   ----------  -----------  -------------  ------------
Balance - October 31, 1999                          -    $  -     68,896,194   $   68,896  $12,145,702  $(12,300,033)  $   (85,435)
                                                 ======  ======   ==========   ==========  ===========  =============  ============


The accompanying notes are an integral part of these financial statements.


                                    NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997


                                                   Convertible                                                            Total
                                                 Preferred Stock        Common Stock       Additional                  Stockholders'
                                                 --------------   -----------------------    Paid-in     Accumulated     Equity
                                                 Shares  Amount     Shares       Amount      Capital       Deficit     (Deficiency)
                                                 ------  ------   ----------   ----------  -----------  -------------  ------------
Balance - October 31, 1997                          -    $   -    35,788,650   $   35,788  $ 8,426,549  $ (7,143,932)  $ 1,318,405

Issuance of common stock for services:
 ($.06 per share at March 1998)                     -        -       100,000          100        5,400             -         5,500
 ($.05 per share at August 1998)                    -        -       187,000          187       10,513             -        10,700
 ($.05 per share at September 1998)                 -        -        60,000           60        2,940             -         3,000
Issuance of common stock for
 compensation and directors fees
 (November 1, 1997 to October 31, 1998)             -        -     4,792,500        4,793      735,033             -       739,826
Issuance of common stock in settlement
 of debt:
 ($.04 - $.05 per share at April 1998)              -        -     3,000,000        3,000      127,000             -       130,000
 ($.05 - $.12 per share at June 1998)               -        -       410,000          410       31,090             -        31,500
Issuance of common stock for an aborted
 acquisition ($.05 per share at
 November 1997)                                     -        -     1,000,000        1,000       49,000             -        50,000
Issuance of common stock for cash
 (November 1, 1997 to October 31, 1998)             -        -     6,527,978        6,528      456,784             -       463,312
Net loss                                            -        -           -              -           -     (3,111,586)   (3,111,586)
                                                 ------  ------   ----------   ----------  -----------  -------------  ------------

Balance - October 31, 1998                          -    $   -    51,866,128   $   51,866  $ 9,844,309  $(10,255,518)  $  (359,343)
                                                 ======  ======   ==========   ==========  ===========  =============  ============


The accompanying notes are an integral part of these financial statements.

                                    NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

                                                                                                           Stock Note
                                             Convertible                                                    Receivable     Total
                                           Preferred Stock      Common Stock      Additional                   and     Stockholders'
                                           --------------  ---------------------   Paid-in    Accumulated  Subscription    Equity
                                           Shares  Amount    Shares      Amount     Capital     Deficit     Receivable  (Deficiency)
                                           ------  ------  ------------ -------- ----------- ------------ ------------ ------------
Balance - October 31, 1996                200,000 $2,100,000 12,425,227 $ 12,425 $ 5,201,988 $(1,583,137) $  (512,770) $ 5,218,506
Issuance of common stock for services:
 ($.50 per share at December 1996)            -        -      1,750,000    1,750     873,250         -            -        875,000
 ($.22 per share at March 1997)               -        -        220,000      220      48,180         -            -         48,400
 ($.05 per share at September 1997)           -        -        100,000      100       4,900         -            -          5,000
 ($.25 per share at October 1997)             -        -        100,000      100      49,650         -            -         49,750
Issuance of common stock for settlement
 of debt ($.28 per share at August
 1997)                                        -        -        400,000      400     109,600         -            -        110,000
Issuance of common stock for consulting
 fees ($.04 per share at September
 1997)                                        -        -        800,000      800      31,200         -            -         32,000
Issuance of common stock from stock
 option plan (November 1, 1996 to
 October 31, 1997)                            -        -      4,990,000    4,990     476,148         -            -        481,138
Issuance of common stock for
 compensation (April 1 to August 31,
 1997)                                        -        -     11,500,000   11,500   1,113,500         -            -      1,125,000
Issuance of common stock for cash
 (November 1, 1996 to October 31, 1997)       -        -      3,503,423    3,503   1,038,380         -            -      1,041,883
Cancellation of preferred stock for
 acquisition of music rights             (200,000)(2,100,000)       -        -           -           -            -     (2,100,000)
Reduction of stock subscription
 receivable                                   -        -            -        -           -           -        512,770      512,770
Cost associated with private placement        -        -            -        -      (520,247)        -            -       (520,247)
Net loss                                      -        -            -        -           -    (5,560,795)         -     (5,560,795)
                                           ------  ------  ------------ -------- ----------- ------------ ------------ ------------
Balance - October 31, 1997                    -    $   -     35,788,650 $ 35,788 $ 8,426,549 $(7,143,932) $       -    $ 1,318,405
                                           ======  ======  ============ ======== =========== ============ ============ ============


The accompanying notes are an integral part of these financial statements.


                                    NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                                              STATEMENTS OF CASH FLOWS


                                                                               For the Years Ended October 31,
                                                                      -----------------------------------------------
                                                                          1999             1998              1997
                                                                      -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $ (2,044,515)    $ (3,111,586)    $ (5,560,795)
   Adjustments to reconcile net loss to net cash used by operating activities:
           Consulting fees and other compensatory elements of
             stock issuances                                             1,106,498          970,526        3,134,058
           Project in progress written-off                                 175,000        1,599,413        1,546,539
           Depreciation and amortization                                   142,019           87,690           81,864
           Valuation allowance on long-term assets                             -             47,820          666,006

    Increase (decrease) from changes in:
      Receivables                                                              -                -              5,200
      Due from related parties                                              (8,350)          38,566           30,403
      Projects under development                                          (329,475)        (170,962)        (420,691)
      Accounts payable and accrued expenses                                158,645           68,928            1,092
                                                                      -------------    -------------    -------------
          NET CASH USED IN OPERATING ACTIVITIES                           (800,178)        (469,605)        (516,324)
                                                                      -------------    -------------    -------------
CASH USED IN INVESTING ACTIVITIES
   Acquisition of property and equipment                                       -                -                -
                                                                      -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                   863,050          463,312        1,041,883
  Costs of private placement                                                   -                -           (520,247)
                                                                      -------------    -------------    -------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                        863,050          463,312          521,636
                                                                      -------------    -------------    -------------
INCREASE (DECREASE) IN CASH                                                 62,872           (6,293)           5,312

CASH AND CASH EQUIVALENTS - BEGINNING                                          -              6,293              981
                                                                      -------------    -------------    -------------
CASH AND CASH EQUIVALENTS - ENDING                                    $     62,872     $        -       $      6,293
                                                                      =============    =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
    Interest                                                          $        -       $        -       $        -
                                                                      =============    =============    =============

    Income taxes                                                      $        -       $        -       $        -
                                                                      =============    =============    =============

    Notes, interest and accounts payable satisfied
       by issuance of stock                                           $    348,875     $        -       $        -
                                                                      =============    =============    =============


The accompanying notes are an integral part of these financial statements.

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1-           SUMMARY OF ACCOUNTING POLICIES

                  PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts of New Visual Entertainment, Inc. ("NVE") (formerly known as Siliwood) and its subsidiary, NV Entertainment ("NV") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

                  DESCRIPTION OF BUSINESS

                  The Company, (previously known as Bellwether Investment Inc.), was incorporated under the laws of the State of Utah on December 5, 1985. On October 18, 1995, the Company acquired all of the outstanding shares of Siliwood Entertainment Corporation ("Siliwood"), a development-stage company with no operations. The Company issued 5,911,592 shares of common stock to the shareholders of Siliwood to effect the reverse acquisition. The reverse acquisition was accounted for as a recapitalization and was accounted for in a manner similar to a pooling of interest. The Company then changed its name to Siliwood Entertainment Corporation.

                  On June 10, 1996, the Company acquired certain assets and assumed various liabilities from Infinity Vision Entertainment ("IVE"). Immediately following the purchase, Siliwood changes its name to New Visual Entertainment, Inc. ("NVE"). Accordingly, former IVE partners have an interest in NVE (formerly known as Siliwood) stock. The acquisition of these assets and the assumption of these liabilities has been accounted for as a purchase and the costs were allocated based on fair market value. There were no operations of NVE prior to acquisition. The Company is currently engaged in the development, design and distribution of software techniques, videos and theaters for stereoscopic (3-D) authoring and visualization.

                  CONCENTRATION OF CREDIT RISK

                  Financial instruments, which potentially subject the Company to concentrations of credit risks, are principally trade accounts receivable. The Company maintains an allowance for uncollectible accounts receivable and, generally, does not require collateral. At October 31, 1999, 1998 and 1997, no allowance for uncollectible accounts was deemed necessary by management.

                  CASH AND CASH EQUIVALENTS

                  The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents.

                  PROPERTY AND EQUIPMENT

                  Property and equipment are stated at cost. Depreciation is computed on a straight-line method over the estimated useful lives of the assets which generally range from five to seven years. Maintenance and repair expenses are charged to operations as incurred.

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -          SUMMARY OF ACCOUNTING POLICIES (Continued)

                  INTANGIBLE ASSETS

                  Intangible assets consists of a stereoscopic imaging technology and the rights to certain stereoscopic/3-D titles. These costs are stated at the lower of cost or net realizable value and will be amortized over their estimated economic life of 5 years. These costs are evaluated quarterly to determine the net realizable value. During the year ended October 31, 1997, a valuation allowance of $330,893 was charged to operations related to such assets.

                  FILM AND VIDEO LIBRARY AND PROJECTS UNDER DEVELOPMENT

                  Film and video library and projects under development are stated at the lower of amortized cost or market. Upon completion, costs are amortized on an individual production basis in the proportion that current gross revenues bear to management's estimate of total gross revenues with such estimates being reviewed at least quarterly. In each of the three years ended October 31, 1999, 1998 and 1997, several projects under development were determined to have no estimated realizable value and were accordingly written-off. Project costs written-off during the years ended October 31, 1999, 1998 and 1997 were $175,000, $1,599,413 and $1,546,539, respectively. For the years ended October 31, 1999, 1998 and 1997, amortization expense related to the film and video library was $81,159, $26,988 and $20,302, respectively.

                  INCOME TAXES

                  Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 employs an asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred income taxes of a change in tax rates is recognized income in the period that includes the enactment date.

                  ACCOUNTING ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -          SUMMARY OF ACCOUNTING POLICIES (Continued)

                  FAIR VALUE OF FINANCIAL INSTRUMENTS

                  Quoted market prices generally are not available for all of the Company's financial instruments. Accordingly, fair values are based on judgements regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates involve uncertainties and matters of judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                  A description of the methods and assumptions used to estimate the fair value of each class of the Company's financial instruments is as follows:

                  Cash, receivables, accounts payables and accrued expenses have carrying amounts that approximate fair value due to the short maturity of these instruments. Management was not able to practically estimate the fair value of notes payable due to their related party nature.

                  REVENUE RECOGNITION

                  Substantially all revenues are derived from the production and licensing of videos and commercial films. Revenue is recognized over the shorter of the license term or the expected revenue term.

                  ADVERTISING

                  Advertising costs are charged to operations when incurred. There was no advertising expense for the years ended October 31, 1999, 1998 and 1997.

                  LOSS PER SHARE

                  Basic earnings per share ("Basic EPS") is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of common stock equivalents.

                  STOCK-BASED COMPENSATION

                  As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company accounts for its stock-based compensation arrangements pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees". In accordance with the provisions of SFAS No. 123, the Company discloses the proforma effects of accounting for these arrangements using the minimum value method to determine fair value.

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -          SUMMARY OF ACCOUNTING POLICIES (Continued)

                  IMPAIRMENT OF LONG-LIVED ASSETS

                  During 1996, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

                  The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

                  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

                  Effective November 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income, defined as all changes in equity from non-owner sources. Adoption of SFAS No. 130 did not have a material effect on the Company's financial position or results of operations.

                  Effective November 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. Adoption of SFAS No. 131 did not have a material effect on the Company's financial position or results of operations.

                  Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures About Pensions and Postretirement Benefits", which standardizes the disclosure requirements for pensions and other postretirement benefits. The Statement addresses disclosure only. It does not address liability measurement or expense recognition. There was no effect on financial position or net income as a result of adopting SFAS No. 132.

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2 -         PROPERTY AND EQUIPMENT, NET

                  Property and equipment, at October 31, 1999, 1998 and 1997, consists of the following:


                                                        1999          1998           1997
                                                     -----------   -----------   -----------
                    Furniture and fixtures           $    2,376    $    2,376    $   10,376
                    Camera equipment                    278,660       278,660       276,868
                    Office equipment                     26,442        26,442        26,442
                                                     -----------   -----------   -----------
                                                        307,478       307,478       313,686
                    Less: Accumulated depreciation      204,947       144,087        84,918
                                                     -----------   -----------   -----------
                        Total                        $  102,531    $  163,391    $  228,768
                                                     ===========   ===========   ===========

                  For the years ended October 31, 1999, 1998 and 1997, depreciation expense was $60,860, $60,702 and $61,562, respectively.

NOTE  3 -         NOTES PAYABLE, RELATED PARTIES

                  Notes payable at October 31, 1999, 1998 and 1997 consists of the following:


                                                                                1999          1998          1997
                                                                             -----------   -----------   -----------
                  Note payable to stockholder, interest, due monthly at
                      12%, due on January 6, 2000.                           $      -      $  200,000    $  200,000

                  Notes payable to stockholders, no interest, due on
                      demand.                                                       -          25,000        34,000

                  Notes payable to officer, no interest, due on demand.             -          31,250        31,250

                  Note payable to former IVE shareholder, no interest,
                      due on demand.                                                -          28,000        28,000

                  Note payable to former IVE shareholder, interest at
                      10%, due on demand.                                           -           1,250         1,250
                                                                             -----------   -----------   -----------
                                                                             $      -      $  285,500    $  294,500
                                                                             ===========   ===========   ===========

                  The Company incurred interest expense of $16,000, $24,000 and $24,000 for the years ended October 31, 1999, 1998 and 1997, respectively.

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  4 -         PREFERRED STOCK, COMMON STOCK AND WARRANTS

                  DESCRIPTION OF SECURITIES

                  On October 18, 1995, the Company approved a 1-for-2 reverse stock split. All common shares and price per share information disclosed in the financial statements and notes have been adjusted to give effect to the 1-for-2 reverse stock split.

                  On July 23, 1996, the Company issued 200,000 shares of non-voting series "B" cumulative convertible preferred stock (3-to-1 conversion feature for common stock) with a liquidation value of $30 per share for the acquisition of the rights of a music library, which consist of 2,100 titles. Each music title was appraised at a value range of $1,000 to $3,000. The value of the acquisition was based upon the fair market value of the stock that was issued. In September 1999, the Company's Board of Directors elected to cancel the preferred shares of NVE stock. The decision was made and executed as the Company sought to take delivery of the music library and the seller was unable to provide the content.

                  At October 31, 1996, the Company had a non-interest bearing, non-recourse note receivable due from a shareholder for $350,020 related to the purchase of the Company's common stock. The Company has subscription receivables of $162,750 related to a private placement offering completed in July 1996. This full amount of $512,770 was charged to operations as compensation expense for the year ended October 31, 1997.

                  During the Year Ended October 31, 1997:
                  --------------------------------------

                  For the period from November 1, 1996 to October 31, 1997, the Company issued 3,503,423 shares of common stock at prices ranging from $.05 to $1.50 per share totalling $1,041,883 pursuant to Rule 144.

                  On December 3, 1996, the Company issued 1,750,000 shares of common stock at $.50 for professional services totalling $875,000.

                  On March 31, 1997, the Company issued 220,000 shares of common stock at $.22 for professional services totalling $48,400.

                  On August 8, 1997, the Company issued 400,000 shares of common stock at $.28 in settlement of debt totalling $110,000.

                  During September 1997, the Company issued 100,000 shares of common stock at $.05 for professional services totalling $5,000.

                  On September 25, 1997, the Company issued 800,000 shares of common stock at $.04 for professional services totalling $32,000.

                  During October 1997, the Company issued 100,000 shares of common stock at $.25 for professional services totalling $49,750.

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  4 -         PREFERRED STOCK, COMMON STOCK AND WARRANTS (CONTINUED)

                  During the Year Ended October 31, 1997: (Continued)
                  --------------------------------------

                  For the year ended October 31, 1997, the Company issued 4,990,000 shares of common stock at various amounts in connection with the stock option plan totalling $481,138.

                  For the year ended October 31, 1997, the Company issued 11,500,000 shares of common stock between $.05 and $.35 for professional services totalling $1,125,000.

                  For the Year ended October 31, 1998:
                  ------------------------------------

                  For the period from November 1, 1997 to October 31, 1998, the Company issued 6,527,978 shares of common stock at prices ranging from $.04 to $1.00 per share totalling $463,312 pursuant to Rule 144.

                  For the period November 1, 1997 to October 31, 1998, the Company issued 4,792,500 shares of common stock at various amounts for officers compensation and director fees totalling $739,826.

                  In November 1997, the Company issued 1,000,000 shares of common stock at $.05 totalling $50,000 for a subsequently aborted acquisition.

                  On March 25, 1998, the Company issued 100,000 shares of common stock at $.06 for professional services totalling $5,500.

                  On April 13, 1998, the Company issued 3,000,000 shares of common stock at $.05 in settlement of debt totalling $130,000.

                  On June 2, 1998, the Company issued 410,000 shares of common stock between $.05 and $.12 in settlement of debt totalling $31,500.

                  During August 1998, the Company issued 187,000 shares of common stock at $.05 for professional services totalling $10,700.

                  On September 8, 1998, the Company issued 60,000 shares of common stock at $.05 for professional services totalling $3,000.

                  During the Year Ended October 31, 1999:
                  --------------------------------------

                  For the period from November 1, 1998 to October 31, 1999, the Company issued 7,398,367 shares of common stock at prices ranging from $.02 to $.41 per share totalling $610,062 pursuant to Rule 144.

                  On December 15, 1998, the Company issued 100,000 shares of common stock at $.04 for professional services totalling $4,000.

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  4 -         PREFERRED STOCK, COMMON STOCK AND WARRANTS (CONTINUED)

                  During the Year Ended October 31, 1999: (Continued)
                  --------------------------------------

                  On December 28, 1998, the Company issued 1,000,000 shares of common stock at $.05 in settlement of debt totalling $50,000.

                  On July 23, 1999, the Company issued 2,500,000 shares of common stock at $.04 for professional services totalling $100,000.

                  During August 1999, the Company issued 2,296,645 shares of common stock between $.05 and $1.00 for professional services totalling $123,686.

                  On August 13, 1999, the Company issued 375,000 shares of common stock at $.25 for director fees totalling $93,750.

                  On August 20, 1999, the Company issued 729,287 shares of common stock between $.28 and $.35 in settlement of debt totalling $207,250.

                  During September 1999, the Company issued 395,500 shares of common stock between $.12 and $.50 in settlement of debt totalling $91,625.

                  During September 1999, the Company issued 1,735,267 shares of common stock between $.35 and $.50 for professional services totalling $610,062.

                  On September 27, 1999, the Company issued 500,000 shares of common stock at $.35 for consulting fees totalling $175,000.

                  STOCK OPTIONS

                  During 1997, the Board of Directors of the Company approved the 1997 Stock Option Plan (the "Plan"), which provides for the granting of up to 5,000,000 shares of common stock, pursuant to which key employees and consultants are eligible to receive incentive and/or nonqualified stock options. Options granted under the Plan are exercisable for a period of up to 5 years from the date of grant at an exercise price, which shall be determined by the committee and may be more, equal to, or less than, the then current market price of the Company's common stock as the committee may deem to be appropriate, but in no event may such price be less than par value, provided, however, that in the event that the committee shall determine to grant an option at less than 85% of the current market price of the Company's common stock, such option shall not be granted without the prior approval of the Board of Directors. During the year ended October 31, 1997, 4,990,000 options under this plan were granted and exercised in consideration of services valued at $481,138.

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  5 -         INCOME TAXES

                  At October 31, 1999, the Company has unused federal and state net operating loss carryforwards of approximately $4,200,000 available to offset future years' taxable income from 2009 through 2017. The Tax Reform Act of 1996 contains provisions which limit the federal net operating loss carryforwards available that can be used in any given year in the event of certain occurrences, which include significant ownership changes. At October 31, 1999, the Company has established a valuation allowance equal to the net deferred tax asset of $1,680,000, as the Company cannot conclude that it is more likely than not that the net deferred tax asset will be realized. There were no current year tax provisions for the years ended October 31, 1999, 1998 and 1997 as a result of net operating losses incurred during those years.

NOTE  6 -         COMMITMENTS AND CONTINGENCIES

                  The Company has hired a television company to produce 26 episodes of live music acts in 3-D. As of October 31, 1997, the Company has paid $1,515,563 to the television company. All 26 episodes have yet to be completed as of October 31, 1998 in 3-D. Since no revenues were recognized, the Company wrote-off the accumulated project cost of $1,515,563 during the year ended October 31, 1998.

                  The Company's projects under development stipulate royalty payments which are based on percentages of revenue.

                  The Company's headquarters are located in San Diego, California, which has a month to month lease. Rent expense for the years ended October 31, 1999, 1998 and 1997 were $6,000, $8,900 and $60,619, respectively.

                  PROPOSED MERGER

                  In September 1999, the Company entered into a merger agreement with Astounding Acquisition Corporation ("Astounding"). The merger agreement provides for the Company to issue 10,000,000 shares of its common stock for all of the outstanding shares of Astounding. The closing of the merger is subject to various conditions including the receipt of a debt or equity financing of at least $1,000,000 and requisite shareholders approval.

                  CONSULTING AGREEMENT

                  In September 1999, the Company entered into a consulting agreement for financial advisory services. The agreement provides for the Company to pay consulting fees of $2,500 per month, plus out-of-pocket expenses for 10 months. In addition, the Company shall issue to the consultant warrants to purchase up to 350,000 shares of common stock at an exercise price of $.60 per share. The warrants are exercisable provided certain financial conditions are achieved and expire on September 23, 2003.

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  6 -         COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  CONCENTRATION OF CREDIT RISK

                  For the years ended October 31, 1999, 1998 and 1997, substantially all of the net revenues were derived from three companies. At October 31, 1999, no receivables were due from the above customers.

NOTE  7 -         GOING CONCERN CONSIDERATION

                  The Company has continued losses in each of its years of operation, negative cash flow and liquidity problems. These conditions raise substantial doubt about the consolidated Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should the Company be unable to continue as a going concern.

                  The Company has been able to continue based upon the financial support of certain of its stockholders and the continued existence of the company is dependent upon this support and its ability to acquire assets by the issuance of stock. Management's plans in this regard are to receive the continued support of the stockholders and/or to obtain other financing until profitable operation and positive cash flow are achieved and maintained. There can be no guarantee that the stockholders will provide this support.

NOTE  8 -         SUBSEQUENT EVENTS

                  LEASE

                  On January 3, 2000, the Company enter into an operating lease for office space in San Diego, California. The lease commences on February 1, 2000 and expires on January 2005. The lease provides for a minimum annual rental of approximately $54,000 with a 3% annual increase each year starting on February 1, 2001 and each year thereafter.

                  ACQUISITION

                  In January 2000, the Company completed the acquisition of 100% of the common stock of Impact Pictures, Inc., a small San Diego-based multi-media production firm, for 50,000 shares of the Company's common shares.

                  LETTER OF INTENT

                  In January 2000, the Company entered into a letter of intent to acquire the intellectual rights to a certain technology in exchange for shares of the Company's common stock based on attainment of certain operational objectives.