Form 10QSB
period 1999-04-30
NEW VISUAL ENTERTAINMENT INC
filed 2000-03-16
CIK 1026595

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 1999

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

For the transition period from                        to                       .
                               ----------------------    ----------------------

Commission File Number 0-21785

                          ---------------------------
                         NEW VISUAL ENTERTAINMENT, INC.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

           Utah                                                95-4543704
-------------------------------                                -------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                                5920 Friars Road
                                    Suite 104
                               San Diego, CA 92108
                    (Address of principal executive offices)

                                 (619) 692-0333
                           (Issuer's telephone number)


               (Former name, former address and former fiscal year
                          if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   (   )                No   ( X )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 55,393,362 shares of Common Stock, $.001 par value, were outstanding as of April 30, 1999.

Transitional Small Business Disclosure Forms (check one):

                          Yes   (   )                No   ( X )

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                                INDEX TO FORM 10Q
                                 APRIL 30, 1999


                                                                       Page Nos.
                                                                       ---------

PART I - FINANCIAL INFORMATION:

     ITEM I - FINANCIAL STATEMENTS


     CONSOLIDATED BALANCE SHEETS                                          F-1
         At October 31, 1998 and April 30, 1999


     CONSOLIDATED STATEMENTS OF OPERATIONS                                F-2
         For the Six Months Ended April 30, 1998 and 1999


     CONSOLIDATED STATEMENTS OF OPERATIONS                                F-3
         For the Three Months Ended April 30, 1998 and 1999


     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY                  F-4
         For the Six Months Ended April 30, 1999


     CONSOLIDATED STATEMENTS OF CASH FLOWS                                F-5
         For the Six Months Ended April 30, 1998 and 1999


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F-6 - F-13


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION


                                      NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                                               CONSOLIDATED BALANCE SHEETS


                                                         ASSETS
                                                         ------


                                                                                      October 31,        April 30,
                                                                                         1998              1999
                                                                                    --------------     --------------
                                                                                                         (Unaudited)
Current Assets:
  Receivable from related parties                                                   $      23,072      $      23,072
                                                                                    --------------     --------------

      Total Current Assets                                                                 23,072             23,072

Property and equipment - net of accumulated depreciation                                  163,391            132,961

Other assets                                                                                5,000              5,000

Film and video library, net                                                                     -             49,468

Projects under development, net                                                            60,124             36,968
                                                                                    --------------     --------------

      Total Assets                                                                  $     251,587      $     247,469
                                                                                    ==============     ==============

                                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                      ----------------------------------------


Current Liabilities:
  Notes payable - related parties                                                   $     285,500      $     285,500
  Accounts payable and accrued expenses                                                   325,430            689,168
                                                                                    --------------     --------------

      Total Current Liabilities                                                           610,930            974,668
                                                                                    --------------     --------------

Commitments, Contingencies and Other Matters (Note 4)

Stockholders' Deficiency :
  Cumulative convertible preferred stock, Series A and B - $30 par value; 200,000,000 shares authorized; liquidation price,
     $30 per share; -0- shares issued and outstanding                                           -                  -
  Common stock - $0.001 par value; 100,000,000 shares
     authorized; 51,866,128 and 55,393,362 shares issued and
     outstanding at October 31, 1998 and April 30, 1999, respectively                      51,866             55,393
  Additional paid-in capital                                                            9,844,309          9,969,349
  Accumulated deficit                                                                 (10,255,518)       (10,751,941)
                                                                                    --------------     --------------

      Total Stockholders' Deficiency                                                     (359,343)          (727,199)
                                                                                    --------------     --------------

      Total Liabilities and Stockholders' Deficiency                                $     251,587      $     247,469
                                                                                    ==============     ==============



See notes to consolidated financial statements.

                                                         F-1


                            NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENT OF OPERATIONS
                                             (UNAUDITED)


                                                                     For the Six Months Ended
                                                                             April 30,
                                                                ----------------------------------
                                                                    1998                 1999
                                                                ---------------    ---------------
REVENUES                                                        $            -     $       44,447
                                                                ---------------    ---------------

COSTS AND EXPENSES:
  Amortization of costs of projects                                          -             40,580
  Projects costs written off                                           799,706             87,500
  Depreciation of property and equipment                                32,688             30,430
  Compensatory element of stock issuances                              471,325              4,000
  Selling, general and administrative expenses                         172,391            378,360
                                                                ---------------    ---------------

      TOTAL COSTS AND EXPENSES                                       1,476,110            540,870
                                                                ---------------    ---------------

LOSS BEFORE INCOME TAXES                                            (1,476,110)          (496,423)

INCOME TAX EXPENSE                                                           -                  -
                                                                ---------------    ---------------

NET LOSS                                                        $   (1,476,110)    $     (496,423)
                                                                ===============    ===============

BASIC AND DILUTED LOSS PER SHARE                                $         (.03)    $         (.01)
                                                                ===============    ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                                     43,827,389         53,629,746
                                                                ===============    ===============




ee notes to consolidated financial statements.


                                    NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENT OF OPERATIONS
                                                     (UNAUDITED)



                                                                   For the Three Months Ended
                                                                           April 30,
                                                                ----------------------------------
                                                                     1998                1999
                                                                ---------------    ---------------
REVENUES                                                        $            -     $       28,974
                                                                ---------------    ---------------

 COSTS AND EXPENSES:
  Amortization of costs of projects                                          -             20,290
  Projects costs written off                                           399,853             43,750
  Depreciation of property and equipment                                16,344             15,215
  Compensatory element of stock issuances                              235,500                  -
  Selling, general and administrative expenses                          80,890            186,483
                                                                ---------------    ---------------

    TOTAL COSTS AND EXPENSES                                           732,587            265,738
                                                                ---------------    ---------------

LOSS BEFORE INCOME TAXES                                              (732,587)          (236,764)

INCOME TAX EXPENSE                                                          -                   -
                                                                ---------------    ---------------

NET LOSS                                                        $     (732,587)    $     (236,764)
                                                                ===============    ===============

BASIC AND DILUTED LOSS PER SHARE                                $         (.02)    $         (.01)
                                                                ===============    ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                                     44,181,362         54,511,555
                                                                ===============    ===============






See notes to consolidated financial statements.


                                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                  (UNAUDITED)
                                    FOR THE SIX MONTHS ENDED APRIL 30, 1999



                                               Convertible
                                             Preferred Stock          Common Stock     Additional                    Total
                                           ---------------------  --------------------  Paid-in    Accumulated   Stockholders'
                                           Shares     Amount      Shares     Amount     Capital       Deficit     Deficiency
                                         ---------- ----------  ---------- ---------- -----------  ------------- -------------

Balance - October 31, 1998                       -  $       -   51,866,128 $   51,866 $ 9,844,309  $(10,255,518) $   (359,343)

Issuance of common stock for services:
 ($.04 per share at December 1998)               -          -      100,000        100       3,900             -         4,000
Issuance of common stock for cash
 (November 1, 1998 - April 30, 1999)             -          -    2,427,234      2,427      72,140             -        74,567
Issuance of common stock in settlement
 of debt ($.05 per share at December             -          -    1,000,000      1,000      49,000             -        50,000
 1998)
Net loss                                         -          -            -          -           -      (496,423)     (496,423)
                                         ---------- ----------  ---------- ---------- -----------  ------------- -------------

Balance - April 30, 1999                         -  $       -   55,393,362 $   55,393 $ 9,969,349  $(10,751,941) $   (727,199)
                                         ========== ==========  ========== ========== ===========  ============= =============



See notes to consolidated financial statements.


                                    NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)


                                                                                          For the Six Months Ended
                                                                                                 April 30,
                                                                                     ----------------------------------
                                                                                         1998                 1999
                                                                                     --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                          $  (1,476,110)      $    (496,423)
   Adjustments to reconcile net loss to net cash used by operating activities:
      Compensatory elements of stock issuances                                              471,325              4,000
           Projects costs written-off                                                       799,706             87,500
           Amortization of costs of projects                                                      -             40,580
           Depreciation of property and equipment                                            32,688             30,430

    Increase (decrease) from changes in:
       Projects under development                                                           (80,054)          (154,392)
       Accounts payable and accrued expenses                                                 25,314            413,738
                                                                                     --------------      --------------

          NET CASH USED IN OPERATING ACTIVITIES                                           (227,131)            (74,567)
                                                                                     --------------      --------------

CASH PROVIDED BY FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                                    221,900             74,567
                                                                                     --------------      --------------

DECREASE IN CASH                                                                             (5,231)                 -

CASH AND CASH EQUIVALENTS - BEGINNING                                                         6,600                  -
                                                                                     --------------      --------------

CASH AND CASH EQUIVALENTS - ENDING                                                   $       1,369       $           -
                                                                                     ==============      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
    Interest                                                                         $           -       $           -
                                                                                     ==============      ==============

    Income taxes                                                                     $           -       $           -
                                                                                     ==============      ==============

    Accounts payable satisfied by issuance of stock                                  $           -       $      50,000
                                                                                     ==============      ==============





See notes to consolidated financial statements.

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                AT APRIL 30, 1999



NOTE 1-           SUMMARY OF ACCOUNTING POLICIES

                  BASIS OF PRESENTATION

                  The accompanying financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ( the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended October 31, 1999, included in the Company's Form 10KSB for the year ended October 31, 1999 as filed with the Securities and Exchange Commission.

                  The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 1999



NOTE 1 -          SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

                  DESCRIPTION OF BUSINESS (CONTINUED)

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

                  The accompanying consolidated financial statements have been performed in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going-concern. As of April 30, 1999, the Company has a stockholders' deficiency of $727,199, a working capital deficiency of $951,596 and an accumulated deficit of $10,751,941.

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

                  CONCENTRATION OF CREDIT RISK

                  Financial instruments, which potentially subject the Company to concentrations of credit risks, are principally trade accounts receivable. The Company maintains an allowance for uncollectible accounts receivable and, generally, does not require collateral. At April 30, 1999, no allowance for uncollectible accounts was deemed necessary by management.

                  CASH AND CASH EQUIVALENTS

                  The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents.

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 1999



NOTE 1 -          SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

                  FILM AND VIDEO LIBRARY AND PROJECTS UNDER DEVELOPMENT

                  Film and video library and projects under development are stated at the lower of amortized cost or market. Upon completion, costs are amortized on an individual production basis in the proportion that current gross revenues bear to management's estimate of total gross revenues with such estimates being reviewed at least quarterly. In prior years, several projects under development were determined to have no estimated realizable value and were accordingly written-off. Projects costs written-off during the six months ended April 30, 1998 and 1999 were $799,706 and $87,500, respectively. For the six months ended April 30 1998 and 1999, amortization expense related to the film and video library was $-0- and $40,580, respectively.

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

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 1999



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

                  ADVERTISING

                  Advertising costs are charged to operations when incurred. Advertising expense for the six months ended April 30, 1999 was $1,870.

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

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 1999



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

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 1999



NOTE  2 -         PROPERTY AND EQUIPMENT, NET

                  Property and equipment consists of the following:


                                                 October 31,         April 30,
                                                    1998               1999
                                                -------------      -------------
     Furniture and fixtures                     $      2,376       $      2,376
     Camera equipment                                278,660            278,660
     Office equipment                                 26,442             26,442
                                                -------------      -------------
                                                     307,478            307,478
     Less: Accumulated depreciation                  144,087            174,517
                                                -------------      -------------

                   Total                        $    163,391       $    132,961
                                                =============      =============

                  For the six months ended April 30, 1998 and 1999, depreciation expense was $32,688 and $30,430, respectively.

NOTE  3 -         PREFERRED STOCK AND COMMON STOCK

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

                  For the Year ended October 31, 1998:
                  ------------------------------------

                  For the period from November 1, 1998 to April 30, 1999, the Company issued 2,427,234 shares of common stock at prices ranging from $.02 to $.05 per share totalling $74,567, pursuant to Rule 144.

                  For the period November 1, 1997 to October 31, 1998, the Company issued 4,792,500 shares of common stock at various amounts for officers compensation and director fees totalling $739,826.

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 1999



NOTE  3 -         PREFERRED STOCK AND COMMON STOCK (CONTINUED)

                  DESCRIPTION OF SECURITIES (CONTINUED)

                  For the Year ended October 31, 1998: (Continued)
                  -----------------------------------

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

                  For the Six Months Ended April 30, 1999:
                  ---------------------------------------

                  For the period from November 1, 1998 to April 30, 1999, the Company issued 2,427,234 shares of common stock at prices ranging from $.02 to $.05 per share totalling $74,567, pursuant to Rule 144.

                  On December 15, 1998, the Company issued 100,000 shares of common stock at $.04 for professional services totalling $4,000.

                  On December 28, 1998, the Company issued 1,000,000 shares of common stock at $.05 in settlement of debt totalling $50,000.

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 1999



NOTE  4 -         COMMITMENTS AND CONTINGENCIES

                  The Company hired a television company to produce 26 episodes of live music acts in 3-D. As of October 31, 1997, the Company paid $1,515,563 to the television company. All 26 episodes have yet to be completed as of October 31, 1998 in 3-D. Since no revenues were recognized, the Company wrote-off the accumulated project cost of $1,515,563 during the year ended October 31, 1998.

                  The Company's projects under development stipulate royalty payments which are based on percentages of revenue.

                  The Company's headquarters are located in San Diego, California. Rent expense for the six months ended April 30, 1998 and 1999 was $4,500 and $3,960, respectively.

                  CONCENTRATION OF CREDIT RISK

                  For the year ended October 31, 1998 and the six months ended April 30, 1999, substantially all of the net revenues were derived from three companies. At April 30, 1999, no receivables were due from the above customers.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS


GENERAL
-------

The following is a discussion and analysis of the results of operations of the Company and should be read in conjunction with the Company's consolidated financial statements and related notes contained in this Form 10-Q.

Certain information contained in this Form 10-Q may contain forward-looking statements. The forward- looking statements are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to commercialize its technologies successfully, which will be dependent on business, financial and other factors beyond the Company's control, including, among others, market acceptance, ability to manufacture on a large scale basis and at feasible costs, together with all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of new products.

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

Through the use of this proprietary technology, the Company developed three new feature films during 1998 and 1999. They were (1) "Wonder in Belize", an underwater 3D film; (2) "Big Waves" in Hawaii; and (3) "A Day at the Beach", an off-road and surfing lifestyle adventure. The Company also produced two customer-driven productions in 1999: "Miss Hawaiian Tropic '99" for C3D, and "Game On", a paintball film for JT USA.

With the production of the above films, the Company has strengthened its position as a special venue content producer of 3D material. Additionally, it has positioned itself to produce and distribute multi- media and alternative format content for traditional and web-based consumption.

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

-----------------

The Company believes, with the right strategic partnerships, it can function as a full-scale production studio capable of financing, producing and distributing 3D and traditional content to multiple mass markets.

RESULTS OF OPERATIONS
---------------------

For the Six Months Ended April 30,1999 vs. the Six Months Ended April 30, 1998
------------------------------------------------------------------------------

REVENUES. Revenues increased to approximately $44,000 for the six months ended April 30, 1999. There were revenues for the six months ended April 30, 1998. The increase of $44,000 was primarily due to revenue recognized from film and video library productions.

COSTS AND EXPENSES. Cost and expense includes amortization of project costs, writedown of project costs, depreciation of property and equipment, compensatory element of stock issuances, acquired in-process research and development expenses, and selling, general and administrative costs. Total costs and expenses decreased from $1,476,000 for the six months ended April 30, 1998 to $541,000 for the six months ended April 30, 1999. The decrease was principally related to the decrease in compensatory element of stock issuances of $467,000 and a decrease in projects costs written off of $712,000.

NET LOSS. The net loss was approximately $496,000 for the six months ended April 30, 1999, as compared to a net loss of $1,476,000 for the six months ended April 30, 1998 of $3,112,000. The decrease in net loss was principally related to lower writedowns in projects and lower compensatory issuances of common stock.

For the Three Months Ended April 30, 1999 Vs. Three Months Ended April 30, 1998
-------------------------------------------------------------------------------

Due to the small volume of revenue activities in these periods, the analysis of these periods would not be meaningful.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Operations have been financed through private sales of common stock resulting in net proceeds of approximately $75,000 for the six months ended April 30, 1999 and $222,000 for the six months ended April 30, 1998. In addition, during these years, a substantial portion of expenses were paid by the issuance of stock.

Net cash used by operating activities approximated $75,000 for the six months ended April 30, 1999 and $227,000 for the six months ended April 30, 1998. Net cash used for operating activities consisted of new project production costs and the cash portion of selling, general and administrative costs.

PROPOSED MERGER
---------------

In September 1999, the Company entered into a merger agreement with Astounding.com, Inc. ("Astounding"). The merger agreement provides for the Company to issue 10,000,000 shares of its common stock for all of the outstanding shares of Astounding. The closing of the merger was subject to various conditions including the receipt of a debt or equity financing of at least $1,000,000 and requisite shareholders approval. During the three months ended January 31, 2000, the Company terminated its previously announced merger with Astounding because certain conditions had not been satisfied.

ACQUISITIONS
------------

In January 2000, the Company completed the acquisition of 100% of the common stock of Impact Pictures, Inc., a small development-stage San Diego-based multi-media production firm, for 50,000 shares of the Company's common stock.

In February 2000, the Company completed the acquisition of 100% of the common stock of New Wheel Technology, Inc. ("New Wheel"), a development-stage California based technology company, for 2,000,000 restricted shares of New Visual's common stock. An additional 10,000,000 restricted shares of common stock have been delivered to an escrow agent and will be released to the New Wheel stockholders upon the achievement by New Wheel of a defined technological development milestone. New Wheel is presently working on developing a high speed digital transmission technology over copper wire.

GOING-CONCERN CONSIDERATION
---------------------------

The Company has continued losses in each of its years of operation, negative cash flow and liquidity problems. These conditions raise substantial doubt about the consolidated Company's ability to continue as a going-concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should the Company be unable to continue as a going-concern.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------

Statement of Financial Accounting Standards No. 130, "Comprehensive Income" (SFAS 130), was issued in June 1997. SFAS 130 requires reclassification of earlier financial statements for comparative purposes. SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of certain items, foreign currency translation adjustments and gains and losses on certain securities, be shown in a financial statement SFAS 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. The adoption of SFAS 130 did not have a material effect on the Company's financial statements.

Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), was issued in June 1997. SFAS 131 becomes effective for the Company's fiscal year 1999 and requires restatement of disclosures for earlier periods presented for comparative purposes. This new standard requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and how it measures segment performance. SFAS 131 requires companies to disclose a measure of segment profit or loss, segment assets, and reconciliations to consolidated totals. It also requires entity-wide disclosures about a company's products and services, its major customers and the material countries in which it holds assets and reports revenues. The adoption of SFAS 131 did not have a material effect on the Company's financial statements.

----------------------------------------------------------

Statement of Financial Accounting Standards No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" ("SFAS 132"), was issued in February 1998. SFAS 132 becomes effective for 1999 and requires restatement of disclosures for earlier periods presented for comparative purposes. SFAS 132 revises employers' disclosure about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans, but rather standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate analysis, and eliminates certain disclosures that are no longer useful. The adoption of SFAS 132 did not have a material effect on the Company's financial statements.

                          PART II -- OTHER INFORMATION.




Item 1.           Legal Proceedings.

                  Not applicable.


Item 2.           Changes in Securities and Use of Proceeds.

                  Not applicable.


Item 3.           Defaults Upon Senior Securities.

                  Not applicable.


Item. 4.          Submission of Matters to a Vote of Security Holders.

                  Not applicable.


Item 5.           Other Information.

                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           Not applicable.

                  (b)      Reports on Form 8-K.

                           None.

Item 27.          Financial Data Schedule (2)




---------------
(2) Filed herewith

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: March 16, 2000
       --------------

                                          NEW VISUAL ENTERTAINMENT, INC.
                                          (Registrant)





                                           /s/ Ray Willenberg, Jr.
                                           --------------------------
                                           President