Form 10QSB
period 1999-07-31
NEW VISUAL ENTERTAINMENT INC
filed 2000-03-16
CIK 1026595

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-QSB
                                    -----------

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 1999

(    )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

For the transition period from __________________ to ___________________.


Commission File Number 0-21785

                        _______________________________

                         NEW VISUAL ENTERTAINMENT, INC.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

             Utah                                                95-4543704
-------------------------------                              -------------------
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

                      ___________________________________
               (Former name, former address and former fiscal year
                          if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   (   )                    No    ( X )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,703,362 shares of Common Stock, $.001 par value, were outstanding as of July 31, 1999.

Transitional Small Business Disclosure Forms (check one):

                   Yes   (   )                    No   ( X )

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                                INDEX TO FORM 10Q
                                  JULY 31, 1999

                                                                       Page Nos.
                                                                        --------


PART     I - FINANCIAL INFORMATION:

         ITEM I - FINANCIAL STATEMENTS


         CONSOLIDATED BALANCE SHEETS                                      F-1
               At October 31, 1998 and July 31, 1999


         CONSOLIDATED STATEMENTS OF OPERATIONS                            F-2
               For the Nine Months Ended July 31, 1998 and 1999


         CONSOLIDATED STATEMENTS OF OPERATIONS                            F-3
               For the Three Months Ended July 31, 1998 and 1999


         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY              F-4
               For the Nine Months Ended July 31, 1999


         CONSOLIDATED STATEMENTS OF CASH FLOWS                            F-5
               For the Nine Months Ended July 31, 1998 and 1999


         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   F-6 - F-14


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART     II - OTHER INFORMATION

                            NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                                     CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------


                                                                                 October 31,         July 31,
                                                                                    1998               1999
                                                                                -------------      -------------
                                                                                                    (Unaudited)
Current Assets:
  Receivable from related parties                                               $     23,072       $     23,072
                                                                                -------------      -------------

      Total Current Assets                                                            23,072             23,072

Property and equipment - net of accumulated depreciation                             163,391            117,746

Other assets                                                                           5,000              5,000

Film and video library, net                                                                -             68,302

Projects under development, net                                                       60,124             29,939
                                                                                -------------      -------------

      Total Assets                                                              $    251,587       $    244,059
                                                                                =============      =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------


Current Liabilities:
  Notes payable - related parties                                               $    285,500       $    285,500
  Accounts payable and accrued expenses                                              325,430            819,046
                                                                                -------------      -------------

      Total Current Liabilities                                                      610,930          1,104,546
                                                                                -------------      -------------

Commitments, Contingencies and Other Matters (Note 4)

Stockholders' Deficiency :
  Cumulative convertible preferred stock, Series A and B - $30 par value; 200,000,000 shares authorized; liquidation price,
     $30 per share; -0- shares issued and outstanding                                      -                  -
  Common stock - $0.001 par value; 100,000,000 shares
     authorized; 51,866,128 and 60,703,362 shares issued and
     outstanding at October 31, 1998 and July 31, 1999, respectively                  51,866             60,703
  Additional paid-in capital                                                       9,844,309         10,187,739
  Accumulated deficit                                                            (10,255,518)       (11,108,929)
                                                                                -------------      -------------

      Total Stockholders' Deficiency                                                (359,343)          (860,487)


      Total Liabilities and Stockholders' Deficiency                            $    251,587       $    244,059
                                                                                =============      =============

See notes to consolidated financial statements.

                            NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENT OF OPERATIONS
                                             (UNAUDITED)

                                                                                  For the Nine Months Ended
                                                                                           July 31,
                                                                                --------------------------------
                                                                                  1998                 1999
                                                                                -------------      -------------
REVENUES                                                                        $          -       $     82,436
                                                                                -------------      -------------

COSTS AND EXPENSES:
  Amortization of costs of projects                                                        -             60,870
  Projects costs written off                                                       1,199,559            131,250
  Depreciation of property and equipment                                              49,032             45,645
  Compensatory element of stock issuances                                            740,090            104,000
  Selling, general and administrative expenses                                       258,953            594,082
                                                                                -------------      -------------

    TOTAL COSTS AND EXPENSES                                                       2,247,634            935,847
                                                                                -------------      -------------

LOSS BEFORE INCOME TAXES                                                          (2,247,634)          (853,411)

INCOME TAX EXPENSE                                                                         -                  -
                                                                                -------------      -------------

NET LOSS                                                                        $ (2,247,634)      $   (853,411)
                                                                                =============      =============

BASIC AND DILUTED LOSS PER SHARE                                                $       (.05)      $       (.02)
                                                                                =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                                                   47,846,759         56,284,745
                                                                                =============      =============

See notes to consolidated financial statements.

                            NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENT OF OPERATIONS
                                             (UNAUDITED)

                                                                                  For the Three Months Ended
                                                                                           July 31,
                                                                                --------------------------------
                                                                                    1998                1999
                                                                                -------------      -------------
REVENUES                                                                        $          -       $     37,989
                                                                                -------------      -------------

COSTS AND EXPENSES:
  Amortization of costs of projects                                                        -             20,290
  Projects costs written off                                                         399,853             43,750
  Depreciation of property and equipment                                              16,344             15,215
  Compensatory element of stock issuances                                            268,765            100,000
  Selling, general and administrative expenses                                        86,562            215,722
                                                                                -------------      -------------

    TOTAL COSTS AND EXPENSES                                                         771,524            394,977
                                                                                -------------      -------------

LOSS BEFORE INCOME TAXES                                                            (771,524)          (356,988)

INCOME TAX EXPENSE                                                                         -                  -
                                                                                -------------      -------------

NET LOSS                                                                        $   (771,524)      $   (356,988)
                                                                                =============      =============

BASIC AND DILUTED LOSS PER SHARE                                                $       (.02)      $       (.01)
                                                                                =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                                                   49,856,444         58,048,362
                                                                                =============      =============

See notes to consolidated financial statements.


                                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                  (UNAUDITED)
                                    FOR THE NINE MONTHS ENDED JULY 31, 1999



                                                Convertible
                                             Preferred Stock          Common Stock     Additional                    Total
                                           ---------------------  --------------------  Paid-in    Accumulated   Stockholders'
                                           Shares     Amount      Shares     Amount     Capital       Deficit     Deficiency
                                         ---------- ----------  ---------- ---------- -----------  ------------- -------------

Balance - October 31, 1998                       -  $       -   51,866,128 $   51,866 $ 9,844,309  $(10,255,518) $   (359,343)

Issuance of common stock for services:
 ($.04 per share at December 1998)               -          -      100,000        100       3,900             -         4,000
 ($04 per share at July 1999)                    -          -    2,500,000      2,500      97,500             -       100,000
Issuance of common stock for cash
 (November 1, 1998 - July 31, 1999)              -          -    5,237,234      5,237     193,030             -       198,267
Issuance of common stock in settlement
 of debt ($.05 per share at December             -          -    1,000,000      1,000      49,000             -        50,000
 1998)
Net loss                                         -          -            -          -           -      (853,411)     (853,411)
                                         ---------- ----------  ---------- ---------- -----------  ------------- -------------

Balance - July 31, 1999                          -  $       -   60,703,362 $   60,703 $10,187,739  $(11,108,929) $   (860,487)
                                         ========== ==========  ========== ========== ===========  ============= =============

See notes to consolidated financial statements.


                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For the Nine Months Ended
                                                                                          July 31,
                                                                                --------------------------------
                                                                                    1998                1999
                                                                                -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                     $ (2,247,634)      $   (853,411)
   Adjustments to reconcile net loss to net cash used by operating activities:
       Compensatory elements of stock issuances                                      740,090            104,000
       Project in progress written-off                                             1,199,559            131,250
       Amortization of costs of projects                                                   -             60,870
       Depreciation of property and equipment                                         49,032             45,645

   Increase (decrease) from changes in:
       Projects under development                                                   (123,622)          (230,237)
       Accounts payable and accrued expenses                                          39,756            543,616
                                                                                -------------      -------------

          NET CASH USED IN OPERATING ACTIVITIES                                     (342,819)          (198,267)
                                                                                -------------      -------------

CASH PROVIDED BY FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                             337,202            198,267
                                                                                -------------      -------------

DECREASE IN CASH                                                                      (5,617)                 -

CASH AND CASH EQUIVALENTS - BEGINNING                                                  6,293                  -
                                                                                -------------      -------------

CASH AND CASH EQUIVALENTS - ENDING                                              $        676    $             -
                                                                                =============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
    Interest                                                                    $          -       $          -
                                                                                =============      =============

    Income taxes                                                                $          -       $          -
                                                                                =============      =============

    Accounts payable satisfied by issuance of stock                             $          -       $     50,000
                                                                                =============      =============

See notes to consolidated financial statements.

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 1999



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

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 1999



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

                  The accompanying consolidated financial statements have been performed in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going-concern. As of July 31, 1999, the Company has a stockholders' deficiency of $860,487, a working capital deficiency of $1,081,474 and an accumulated deficit of $11,108,929.

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

                  CONCENTRATION OF CREDIT RISK

                  Financial instruments, which potentially subject the Company to concentrations of credit risks, are principally trade accounts receivable. The Company maintains an allowance for uncollectible accounts receivable and, generally, does not require collateral. At July 31, 1999, no allowance for uncollectible accounts was deemed necessary by management.

                  CASH AND CASH EQUIVALENTS

                  The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents.

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 1999



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

                  FILM AND VIDEO LIBRARY AND PROJECTS UNDER DEVELOPMENT

                  Film and video library and projects under development are stated at the lower of amortized cost or market. Upon completion, costs are amortized on an individual production basis in the proportion that current gross revenues bear to management's estimate of total gross revenues with such estimates being reviewed at least quarterly. In prior years, several projects under development were determined to have no estimated realizable value and were accordingly written-off. Projects costs written-off during the nine months ended July 31, 1998 and 1999 were $1,199,559 and $131,250, respectively.
                  For the nine months ended July 31, 1998 and 1999, amortization expense related to the film and video library was $-0- and $60,870, respectively.

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

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 1999



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

                  ADVERTISING

                  Advertising costs are charged to operations when incurred. Advertising expense for the nine months ended July 31, 1999 was $2,805.

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

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 1999



NOTE 1 -          SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

                  IMPAIRMENT OF LONG-LIVED ASSETS

                  During 1996, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Under the provisions of this statement, the Company has evaluated its long- lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

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

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 1999



NOTE  2 -         PROPERTY AND EQUIPMENT, NET

                  Property and equipment consists of the following:

                                                      October 31,     July 31,
                                                         1998           1999
                                                     ------------   ------------
                    Furniture and fixtures           $     2,376    $     2,376
                    Camera equipment                     278,660        278,660
                    Office equipment                      26,442         26,442
                                                     ------------   ------------
                                                         307,478        307,478
                    Less: Accumulated depreciation       144,087        189,732
                                                     ------------   ------------

                                  Total              $   163,391    $   117,746
                                                     ============   ============

                  For the nine months ended July 31, 1998 and 1999, depreciation expense was $49,032 and $45,645, respectively.

NOTE  3 -         PREFERRED STOCK AND COMMON STOCK

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

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 1999



NOTE  3 -         PREFERRED STOCK AND COMMON STOCK (CONTINUED)

                  DESCRIPTION OF SECURITIES (CONTINUED)

                  For the Year ended October 31, 1998: (Continued)
                  ------------------------------------

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

                  For the Nine Months Ended July 31, 1999:
                  ----------------------------------------

                  For the period from November 1, 1998 to July 31, 1999, the Company issued 5,237,234 shares of common stock at prices ranging from $.02 to $.25 per share totalling $198,267, pursuant to Rule 144.

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

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 1999



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

                  The Company's headquarters are located in San Diego, California. Rent expense for the nine months ended July 31, 1998 and 1999 was $6,000 and $5,940, respectively.

                  CONCENTRATION OF CREDIT RISK

                  For the year ended October 31, 1998 and the nine months ended July 31, 1999, substantially all of the net revenues were derived from three companies. At July 31, 1999, no receivables were due from the above customers.

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

RESULTS OF OPERATIONS
---------------------

For the Nine Months Ended July 31,1999 vs. the Nine Months Ended July 31, 1998
------------------------------------------------------------------------------

REVENUES. Revenues increased to approximately $82,000 for the nine months ended July 31, 1999. There were no revenues for the nine months ended July 31, 1998. The increase of $82,000 was primarily due to revenue recognized from film and video library productions.

COSTS AND EXPENSES. Cost and expense includes amortization of project costs, writedown of project costs, depreciation of property and equipment, compensatory element of stock issuances, and selling, general and administrative costs. Total costs and expenses decreased from $2,248,000 for the nine months ended July 31, 1998 to $936,000 for the nine months ended July 31, 1999. The decrease was principally related to the decrease in compensatory element of stock issuances of $636,000 and a decrease in projects costs written off of $1,069,000.

NET LOSS. The net loss for the nine months ended July 31, 1999 was approximately $853,000, as compared to a net loss for the nine months ended July 31, 1998 of $2,248,000. The decrease in net loss was principally due to lower writedowns in project costs and lower compensatory issuances of common stock offset by an increase in selling, general and administrative costs.

For the Three Months Ended July 31, 1999 Vs. Three Months Ended July 31, 1998
-----------------------------------------------------------------------------

Due to the small volume of revenue activities in these periods, the analysis of these periods would not be meaningful.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Operations have been financed through private sales of common stock resulting in net proceeds of approximately $198,000 for the nine months ended July 31, 1999 and $337,000 for the nine months ended July 31, 1998. In addition, during these years, a substantial portion of expenses were paid by the issuance of stock.

Net cash used by operating activities approximated $198,000 for the nine months ended July 31, 1999 and $343,000 for the nine months ended July 31, 1998. Net cash used for operating activities consisted of new project production costs and the funding of cash portions of selling, general and administrative costs.

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


-----------------
(2) Filed herewith

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: March 16, 2000


                                              NEW VISUAL ENTERTAINMENT, INC.
                                              (Registrant)





                                              /S/ Ray Willenberg, Jr.
                                              -----------------------------
                                              President