Form 10QSB
period 2000-01-31
NEW VISUAL ENTERTAINMENT INC
filed 2000-03-16
CIK 1026595

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2000

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

For the transition period from                   to                   .
                               -----------------    ------------------

Commission File Number 0-21785



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

                     827 Brighton Court, San Diego, CA 92109
                     ---------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   (   )                   No   ( X )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 69,775,104 shares of Common Stock, $.001 par value, were outstanding as of January 31, 2000.

Transitional Small Business Disclosure Forms (check one):

                   Yes   (   )                   No   ( X )

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                                INDEX TO FORM 10Q
                                JANUARY 31, 2000


                                                                       Page Nos.
                                                                       ---------


PART I - FINANCIAL INFORMATION:

     ITEM I - FINANCIAL STATEMENTS


     CONSOLIDATED BALANCE SHEETS                                           F-1
          At October 31, 1999 and January 31, 2000


     CONSOLIDATED STATEMENTS OF OPERATIONS                                 F-2
          For the Three Months Ended January 31, 1999 and 2000


     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY                   F-3
          For the Three Months Ended January 31, 1999 and 2000


     CONSOLIDATED STATEMENTS OF CASH FLOWS                                 F-4
          For the Three Months Ended January 31, 1999 and 2000


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F-5 - F-13


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION


                                      NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS


                                                         ASSETS
                                                         ------


                                                                                      October 31,        January 31,
                                                                                         1999               2000
                                                                                    --------------     --------------
                                                                                                        (Unaudited)
Current Assets:
  Cash                                                                               $     62,872        $    18,962
  Receivable from related parties                                                          31,422             10,000
                                                                                    --------------     --------------

      Total Current Assets                                                                 94,294             28,962

Property and equipment - net of accumulated depreciation                                  102,530             90,513

Other assets                                                                                5,000              9,500

Film and video library, net                                                               100,557             85,456

Projects under development, net                                                            32,883             36,837
                                                                                    --------------     --------------

      Total Assets                                                                  $     335,264      $     251,268
                                                                                    ==============     ==============

                                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                      ----------------------------------------


Current Liabilities:
  Accounts payable and accrued expenses                                             $     420,699      $     324,277
                                                                                    --------------     --------------

      Total Current Liabilities                                                           420,699            324,277
                                                                                    --------------     --------------

Commitments, Contingencies and Other Matters (Notes 6 and 7)

Stockholders' Deficiency:
  Cumulative convertible preferred stock, Series A and B - $30 par value; 200,000,000 shares authorized; liquidation price,
     $30 per share; -0- shares issued and outstanding                                           -                  -
  Common stock - $0.001 par value; 100,000,000 shares
     authorized; 68,896,194 and 69,775,104 shares issued and
     outstanding at October 31, 1999 and January 31, 2000, respectively                    68,896             69,775
  Additional paid-in capital                                                           12,145,702         12,440,782
  Accumulated deficit                                                                 (12,300,033)       (12,583,566)
                                                                                    --------------     --------------

      Total Stockholders' Deficiency                                                     (85,435)           (73,009)
                                                                                    --------------     --------------

      Total Liabilities and Stockholders' Deficiency                                $     335,264      $     251,268
                                                                                    ==============     ==============


See notes to consolidated financial statements.

                                                         F-1

                            NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF OPERATIONS
                                             (UNAUDITED)


                                                                     For the Three Months Ended
                                                                           January 31,
                                                                ----------------------------------
                                                                    1999                 2000
                                                                ---------------    ---------------
REVENUES                                                        $       15,473     $            -
                                                                ---------------    ---------------

COSTS AND EXPENSES:
    Amortization of costs of projects                                   20,290             15,406
    Projects costs written off                                          43,750             10,884
    Depreciation of property and equipment                              15,215             15,469
    Acquired in-process research and development expenses                    -             50,000
    Compensatory element of stock issuances                              4,000             34,050
    Selling, general and administrative expenses                       191,877            157,724
                                                                ---------------    ---------------

    TOTAL COSTS AND EXPENSES                                           275,132            283,533
                                                                ---------------    ---------------

LOSS BEFORE INCOME TAXES                                              (259,659)          (283,533)

INCOME TAX EXPENSE                                                           -                  -
                                                                ---------------    ---------------

NET LOSS                                                        $     (259,659)    $     (283,533)
                                                                ===============    ===============

BASIC AND DILUTED LOSS PER SHARE                                $         (.01)    $         (.01)
                                                                ===============    ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                                     52,747,628         69,406,390
                                                                ===============    ===============




See notes to consolidated financial statements.

                                                         F-2

                                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                  (UNAUDITED)
                                  FOR THE THREE MONTHS ENDED JANUARY 31, 2000



                                                        Common Stock            Additional                        Total
                                                  -------------------------      Paid-in        Accumulated    Stockholders'
                                                     Shares        Amount        Capital          Deficit       Deficiency
                                                  ------------   ----------   -------------   ---------------   ----------
Three Months Ended January 31, 2000:
------------------------------------

Balance - October 31, 1999                         68,896,194    $  68,896    $ 12,145,702    $  (12,300,033)   $ (85,435)

Issuance of common stock for cash
 ($.25 to $.35 per share)                             709,850          710         211,199                 -      211,909
Issuance of common stock for services
 ($.25 to $.35 per share)                             119,060          119          33,931                 -       34,050
Acquisition of Impact Pictures, Inc.
 ($1.00 per share)                                     50,000           50          49,950                 -       50,000
Net loss                                                    -            -               -          (283,533)    (283,533)
                                                  ------------   ----------   -------------   ---------------   ----------
Balance - January 31, 2000                         69,775,104    $  69,775    $ 12,440,782    $  (12,583,566)   $ (73,009)
                                                  ============   ==========   =============   ===============   ==========







See notes to consolidated financial statements.


                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For the Three Months Ended
                                                                                          January 31,
                                                                                --------------------------------
                                                                                    1999                2000
                                                                                -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                     $   (259,659)       $  (283,533)
   Adjustments to reconcile net loss to net cash used by operating activities:
       Compensatory elements of stock issuances                                        4,000             34,050
       Stock issued for acquired in-process research and development                       -             50,000
       Projects costs written-off                                                     43,750             10,884
       Depreciation of property and equipment                                         15,215             15,469
       Amortization of costs of projects                                              20,290             15,406

    Increase (decrease) from changes in:
       Projects under development                                                    (86,270)           (15,143)
       Accounts payable and accrued expenses                                         225,391            (75,000)
       Other assets                                                                        -             (4,500)
                                                                                -------------      -------------

          NET CASH USED IN OPERATING ACTIVITIES                                      (37,283)          (252,367)
                                                                                -------------      -------------

CASH USED IN INVESTING ACTIVITIES
   Acquisition of property and equipment                                                   -              (3,452)
                                                                                -------------      -------------

CASH PROVIDED BY FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                              37,283            211,909
                                                                                -------------      -------------

INCREASE (DECREASE) IN CASH                                                                -            (43,910)

CASH AND CASH EQUIVALENTS - BEGINNING                                                      -             62,872
                                                                                -------------      -------------

CASH AND CASH EQUIVALENTS - ENDING                                              $          -       $     18,962
                                                                                =============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
    Interest                                                                    $          -       $         -
                                                                                =============      ============

    Income taxes                                                                $          -       $         -
                                                                                =============      ============

    Accounts payable satisfied by issuance of stock                             $     50,000       $         -
                                                                                =============      ============


See notes to consolidated financial statements.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2000



NOTE 1-           SUMMARY OF ACCOUNTING POLICIES

                  BASIS OF PRESENTATION

                  The accompanying financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ( the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended October 31, 1999, included in the Company's Form 10KSB as filed with the Securities and Exchange Commission.

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

                  PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts of New Visual Entertainment, Inc. ("NVE") (formerly known as Siliwood) and its subsidiaries, NV Entertainment ("NV") and Impact Pictures, Inc. ("IP") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

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

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2000



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

                  The accompanying consolidated financial statements have been performed in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going-concern. As of January 31, 2000, the Company has a stockholders' deficiency of $73,009, a working capital deficiency of $295,315 and an accumulated deficit of $12,583,566.

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

                  CONCENTRATION OF CREDIT RISK

                  Financial instruments, which potentially subject the Company to concentrations of credit risks, are principally trade accounts receivable. The Company maintains an allowance for uncollectible accounts receivable and, generally, does not require collateral. At January 31, 2000, no allowance for uncollectible accounts was deemed necessary by management.

                  CASH AND CASH EQUIVALENTS

                  The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2000



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

                  FILM AND VIDEO LIBRARY AND PROJECTS UNDER DEVELOPMENT

                  Film and video library and projects under development are stated at the lower of amortized cost or market. Upon completion, costs are amortized on an individual production basis in the proportion that current gross revenues bear to management's estimate of total gross revenues with such estimates being reviewed at least quarterly. In prior years, several projects under development were determined to have no estimated realizable value and were accordingly written-off. Project costs written-off during the three months ended January 31, 1999 and the three months ended January 31, 2000 were $43,750 and $10,884, respectively. For the three months ended January 31, 1999 and the three months ended January 31, 2000, amortization expense related to the film and video library was $20,290 and $15,406, respectively.

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

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2000



NOTE 1 -          SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

                  ADVERTISING

                  Advertising costs are charged to operations when incurred. Advertising expense for the three months ended January 31, 1999 and 2000 was $-0- and $15,528, respectively.

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

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2000


NOTE 1 -          SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

                  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

                  In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which revises the accounting for software development costs and will require the capitalization of certain costs. The adoption of SOP 98-1 did not have an effect on the Company's financial position or net income.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2000



NOTE  2 -         PROPERTY AND EQUIPMENT, NET

                  Property and equipment consists of the following:


                                                    October 31,      January 31,
                                                      1999              2000
                                                 -------------     -------------
     Furniture and fixtures                      $      2,376      $      2,376
     Camera equipment                                 278,660           278,660
     Office equipment                                  26,442            29,894
                                                 -------------     -------------
                                                      307,478           310,930
     Less: Accumulated depreciation                   204,948           220,417
                                                 -------------     -------------

                   Total                         $    102,530      $     90,513
                                                 =============     =============

                  For the three months ended January 31, 1999 and three months ended January 31, 2000, depreciation expense was $15,215 and $15,469, respectively.

NOTE  3 -         ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                  Accounts payable and accrued liabilities consist of the following:


                                                    October 31,     January 31,
                                                      1999              2000
                                                 -------------     -------------
     Professional fees                           $    150,000      $    160,000
     Payroll and related taxes                         29,485            29,485
     Miscellaneous                                    241,214           134,792
                                                 -------------     -------------

                                                 $    420,699      $    324,277
                                                 =============     =============

NOTE  4 -         COMMON STOCK

                  DESCRIPTION OF SECURITIES

                  On October 18, 1995, the Company approved a 1-for-2 reverse stock split. All common shares and price per share information disclosed in the financial statements and notes have been adjusted to give effect to the 1-for-2 reverse stock split.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2000



NOTE  4 -         COMMON STOCK (CONTINUED)

                  During the Year Ended October 31, 1999:
                  --------------------------------------

                  For the period from November 1, 1998 to October 31, 1999, the Company issued 7,398,367 shares of common stock at prices ranging from $.02 to $.41 per share, totalling $610,062, pursuant to Rule 144.

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

                  During the Three Months Ended January 31, 2000:
                  ----------------------------------------------

                  During the three months ended January 31, 2000, the Company sold 709,850 shares of common stock for $211,909.

                  During the three months ended January 31, 2000, the Company issued 119,060 shares of common stock between $.25 and $.35 for consulting services totalling $34,050.

                  During the three months ended January 31, 2000, the Company issued 50,000 shares of common stock at $1.00 for the acquisition of Impact Pictures, Inc.

                  NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2000



NOTE  5 -         ACQUISITION

                  In January 2000, the Company completed the acquisition of 100% of the common stock of Impact Pictures, Inc., a small development-stage San Diego-based multi-media production firm, for 50,000 shares of the Company's common shares, valued at $50,000. The $50,000 was charged to operations, under the caption "Acquired in-process research and development expenses", during the three months ended January 31, 2000.

NOTE  6 -         COMMITMENTS AND CONTINGENCIES

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

                  On January 3, 2000, the Company entered into an operating lease for office space in San Diego, California. The lease commences on February 1, 2000 and expires on January 2005. The lease provides for a minimum annual rental of approximately $54,000, with a 3% annual increase each year, starting on February 1, 2001 and each year thereafter. Rent expense for the three months ended January 31, 1999 and 2000 was $1,500 and $4,500, respectively.

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

                  During the three months ended January 31, 2000, the Company terminated its previously announced merger with Astounding.com, Inc. because certain conditions had not been satisfied.

                  CONSULTING AGREEMENT

                  In September 1999, the Company entered into a consulting agreement for financial advisory services. The agreement provides for the Company to pay consulting fees of $2,500 per month, plus out-of-pocket expenses for 10 months. In addition, the Company shall issue to the consultant warrants to purchase up to 350,000 shares of common stock at an exercise price of $.60 per share. The warrants are exercisable provided certain financial conditions are achieved and expire on September 23, 2003. As of January 31, 2000, no warrants were earned under the agreement.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2000



NOTE  6 -         COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  CONCENTRATION OF CREDIT RISK

                  For the year ended October 31, 1999, substantially all of the net revenues were derived from three companies. At October 31, 1999 and January 31, 2000, no receivables were due from the above customers.

NOTE  7 -         SUBSEQUENT EVENTS

                  ACQUISITION

                  In February 2000, the Company completed the acquisition of 100% of the common stock of New Wheel Technology, Inc. ("New Wheel"), a development-stage California based, technology company, for 2,000,000 restricted shares of New Visual common stock. An additional 10,000,000 restricted shares of common stock have been delivered to an escrow agent and will be released to the New Wheel stockholders upon the achievement by New Wheel of a technological development milestone. Additional compensation would be paid to the New Wheel stockholders if New Wheel's high speed digital transmission technology generates revenues for the company in excess of $1 billion, or if there is a sale of assets or stock, or a merger of New Visual or any of its affiliates, in which the New Wheel technology comprises at least 15% of the consideration. New Wheel is presently working on developing a high speed digital transmission technology over copper wire.

                  In connection with this acquisition, in February 2000, the Company entered into two employment agreements for executive services. The agreements provide for the Company to pay base salaries of $208,000 each per annum and a bonus of $12,500 each upon execution of the agreement. The agreements expire on September 14, 2000, with a renewal option between six months and eleven months, based on certain milestones.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS


GENERAL
-------

The following is a discussion and analysis of the results of operations of the Company and should be read in conjunction with the Company's financial statements and related notes contained in this Form 10-QSB.

Certain information contained in this Form 10-QSB may contain forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to commercialize its technologies successfully, which will be dependent on business, financial and other factors beyond the Company's control, including, among others, market acceptance, ability to manufacture on a large scale basis and at feasible costs, together with all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of new products.

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

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended January 31, 2000 vs. the Three Months Ended January 31, 1999
--------------------------------------------------------------------------------


REVENUES. There were no revenues for the three months ended January 31, 2000. Revenues for the three months ended January 31, 1999 were approximately $15,473.

COSTS AND EXPENSES. Cost and expense includes amortization of project costs, writedown of project costs, depreciation of property and equipment, compensatory element of stock issuances, acquired in-process research and development expenses, and selling, general and administrative costs. Total costs and expenses increased from $275,000 for the three months ended January 31, 1999 to $284,000 for the three months ended January 31, 2000. The increase was principally related to the increase in compensatory element of stock issuances and a $50,000 charge to earnings for acquired in-process research and development costs.

NET LOSS. The net loss for the three months ended January 31, 2000 was approximately $284,000, as compared to a net loss for the three months ended January 31, 1999 of $260,000. The increase in net loss is due to the increase in compensatory element of stock issuances and a $50,000 charge to earnings for acquired in-process research and development costs.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Operations have been financed through private sales of common stock resulting in net proceeds of approximately $212,000 and $37,000 for the three months ended January 31, 2000 and January 31, 1999, respectively. In addition, during these periods, a substantial portion of expenses were paid by the issuance of stock.

Net cash used by operating activities approximated $252,000 for the three months ended January 31, 2000. Net cash used for operating activities for the three months ended January 31, 2000 included $15,000 for new project production costs and the funding of cash portions of selling, general and administrative costs of $158,000, and reduction in accrued liabilities of $75,000. Net cash used by operating activities for the three months ended January 31, 1999 approximated $37,000. The Company's net loss of $260,000 and expenditures for new projects costs of $86,000 were partially funded by an increase in accounts payable and accrued liabilities of $225,000.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------

In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which revises the accounting for software development costs and will require the capitalization of certain costs. The adoption of SOP 98-1 did not have an effect on the Company's financial position or net income.

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

----------------

(2) Filed herewith

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:    March 16, 2000

                                             NEW VISUAL ENTERTAINMENT, INC.
                                             (Registrant)





                                             /s/ Ray Willenberg, Jr.
                                             -----------------------------------
                                             President