Form 10KSB/A
period 1999-10-31
NEW VISUAL ENTERTAINMENT INC
filed 2000-05-01
CIK 1026595

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended October 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD ______________ TO ______________


                           Commission File No. 0-21785

                         NEW VISUAL ENTERTAINMENT, INC.
                         ------------------------------
                 (Name of small business issuer in its charter)

UTAH                                                              95-4543704
----                                                             ----------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 5920 FRIARS ROAD, SUITE 104, SAN DIEGO, CALIFORNIA      92108
           -------------------------------------------------------------------
               (Address of principal executive offices)    (Zip Code)

                   Issuer's telephone number - (619) 692-0333
                                               --------------

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.001 PAR VALUE
                         ------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X];   No [ ].

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

As of April 5, 2000, the registrant had outstanding 91,336,246 shares of its Common Stock, par value of $0.001, its only class of voting securities. The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on April 5, 2000, was approximately $ 164,975,908 based on the average of the closing bid and ask prices on the OTC:BB on such date (See Item
5).

                       DOCUMENTS INCORPORATED BY REFERENCE

                                        None

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

During 1998 and 1999, the Company engaged in three (3) on-location shoots producing the following three proprietary rough-cut releases: "Wonder in Belize" an underwater 3D film, "Big Waves" in Hawaii and "A Day at the Beach", an off-road and surfing lifestyle adventure. The Company also completed two (2) customer-driven productions, which resulted in modest revenues: "Miss Hawaiian Tropic '99" for C3D, and "Game On", a paintball film for JT USA.

NV Entertainment is currently located at 5920 Friars Road, Suite 104, San Diego, California 92108.

                                    PRODUCTS
                                    --------

                              CAMERA & 3D SIGNATURE
                              ---------------------

NV Entertainment owns certain licenses to use intellectual property relating to its business. The Company utilizes a patented dual element, single lens system utilized in connection with the production of 3D motion pictures. NV Entertainment owns one of six 3D video cameras in the world capable of capturing broadcast quality 3D for home video, cable on satellite TV.

                           MARKETING AND DISTRIBUTION

The Company's primary functions are to facilitate the production and distribution of its 3D technology and establish new, innovative platforms for the presentation of 3D media. NV Entertainment has already produced five 3D films: "Edge of Reality", " Beyond 3D", "A Day at the Beach", "Wonder in Belize" and "3DBW (Big Waves of Surfing). The Company also filmed the Miss Hawaiian Tropics International Pageant for a 3D satellite television distributor. New Visual Entertainment, Inc. licensed the rights of "Edge of Reality" to a Taiwan theme park for one year. "Edge of Reality" was also licensed for U.S. distribution with C3D.

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

                                    EMPLOYEES
                                    ---------

The Company has nine (9) full-time and two (2) part-time employees, none of whom are represented by a labor union. The Company considers its employee relations to be good.

ITEM 2.           PROPERTIES
                  ----------

         The Company's current corporate offices are located in San Diego, California at 5920 Friars Road, Suite 104, San Diego, CA. This property is occupied under a five-year lease that commenced on February 1, 2000. The Company believes that this space will meet the Company's administrative needs for at least the next 12 months.

ITEM 3.           LEGAL PROCEEDINGS
                  -----------------

          None.


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

HOLDERS
-------

The approximate number of record holders of the Company's Common Stock as of April 5, 2000 was 733, an undetermined number of which represent more than one individual participant in securities positions with the Company.

DIVIDENDS
---------

         The Company has never paid cash dividends on its common stock, and intends to utilize current resources to expand its operations. Therefore, it is not anticipated that cash dividends will be paid on the Company's common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

         The Company has issued 56,470,967 shares of its common stock in the preceding three fiscal years, in transactions exempt from registration under
Section 4(2) of the Securities Act of 1933. See Note 4 to the Financial Statements attached hereto.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                  ----------------------------------------------------------

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements set forth on pages F-1 through F-18.

PLAN OF OPERATION
-----------------

New Visual Entertainment, Inc. was founded with the mission to produce and distribute high-impact 3D films for the growth oriented specialty venue markets such as theme parks, amusement parks, family entertainment centers and casinos. The Company, through its proprietary technology, utilizes a low cost 3D production and exhibition technology to compete in these markets. The Company plans to use this proprietary technology to continue to produce high-quality, cost effective 3D films and market them to venues not accessible to other 3D systems and software providers due to cost prohibitiveness.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consists of non-cash charges related to stock issuances for consultants and the compensatory elements and other cash charges for professional and personnel costs. Selling, general and administrative expenses increased to approximately $1,918,000 for fiscal 1999 from $1,454,000 in fiscal 1998. The increase consisted primarily of increases to professional and personal costs.

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

MERGERS AND ACQUISITIONS

In September 1999, the Company entered into a merger agreement with Astounding.com, Inc. ("Astounding"). The merger agreement provided for the Company to issue 10,000,000 shares of its common stock for all of the outstanding shares of Astounding. The closing of the merger was subject to various conditions including the receipt of debt or equity financing of at least $1,000,000 and requisite shareholder approval. As of the date hereof, the Company terminated its previously announced merger with Astounding because certain conditions had not been satisfied.

In January 2000, the Company completed the acquisition of 100% of the common stock of Impact Pictures, Inc., a small San Diego-based multi-media production firm, for 50,000 shares of the Company's common stock.

On February 14, 2000, we acquired New Wheel Technology, Inc., a California corporation based in Pleasanton, California, pursuant to a Plan of Reorganization and Agreement of Merger. In accordance with this Agreement, New Wheel was merged with Astounding Acquisition Corporation, a Delaware corporation and our wholly-owned subsidiary. In consideration of the merger, the New Wheel stockholders received 2,000,000 restricted shares of our common stock. An additional 10,000,000 restricted shares of common stock have been delivered to an escrow agent and will be released to the former stockholders of New Wheel only upon New Wheel's achievement of a technological development milestone or our failure to meet certain funding obligations set forth in the Plan of Reorganization and Agreement of Merger. Additional compensation will be paid to these former stockholders in the event New Wheel's high speed digital transmission technology generates revenues for us in excess of $1 billion, or if
(a) there is a sale of assets or stock or a merger resulting in a change of control of our company or any of our affiliates and (b) the New Wheel technology comprises at least 15% of the consideration for such change in control. New Wheel is a development stage company formed in February 2000 by Allan Blevins and Michael Shepperd. It has no prior operating history and no revenues from operations. New Wheel's principal assets consist of certain intellectual property rights relating to high speed digital transmission technology for a variety of applications.

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

ITEM 7.           FINANCIAL STATEMENTS
                  --------------------

The Consolidated Financial Statements of New Visual Entertainment, Inc., together with the report thereon, are set forth on pages 4 through F-18 hereof.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                  -----------------------------------

                  NONE

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
                  -------------------------------------------------------------


Ray Willenberg, Jr., age 48, has served as our Chairman of the Board, Chief Executive Officer, and President since April 1997. Mr. Willenberg joined New Visual as a Director and Vice President and Corporate Secretary in 1996. From 1972 to 1995, Mr. Willenberg was Chief Executive Officer of Mesa Mortgage Company in San Diego, California.

C. Rich Wilson III, age 31, has served as a Director and our Vice President and Secretary since April 2000, and has served as an employee or independent contractor for New Visual since July 1995, providing marketing, sales and business development services. Since June 1998, Mr. Wilson has also served as the President of Impact Pictures, Inc., a multimedia design firm he founded. New Visual acquired Impact Pictures Inc., which now operates as Impact Multimedia, Inc. From March 1993 through July 1995, Mr. Wilson was National Marketing Manager for Spevco, Inc., a special events marketing firm. Mr. Wilson has a B.A. in English from the University of North Carolina at Charlotte.

John Howell, age 54, has served as a Director since April 2000. From January, 1998 until his retirement in October 1998, Mr. Howell was Vice President of TeraGLOBAL Communications Corp., a manufacturer of hardware for the convergence of voice, video, and data. From 1997 to 1998, Mr. Howell was Chief Executive Officer of EVERSYS Corporation, a manufacturer of computer equipment. From 1993 to 1996, Mr. Howell served as Chief Executive Officer of Polar Bear Station No. 1, Inc. d/b/a/ Paradise Sport Fishing, an owner and operator of sport fishing boats. Mr. Howell has a B.S. in Aerospace Engineering from Oregon State University.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it with respect to fiscal year 1999, or written representations from certain reporting persons, the Company believes the following directors filed late Form 3's and Form 5's for fiscal year 1999: Ray Willenberg, Jr. (representing a total of seven transactions), Elorian Landers (representing a total of five transactions), and Herb Lightman (representing a total of six transactions). Messr. Landers and Lightman resigned from the board of directors in April 2000.


ITEM 10.          EXECUTIVE COMPENSATION
                  ----------------------

For services rendered to the Company during the fiscal year ended October 31, 1999 and for the prior two fiscal years, no executive officers received cash compensation in excess of $100,000. The following table sets forth information concerning all annual cash compensation paid to the chief executive officer of the Company for services rendered to the Company during the twelve month periods ended October 31, 1999, 1998 and 1997.

        NAME AND        FISCAL                                 OTHER           ALL
        PRINCIPAL        YEAR                                  ANNUAL         OTHER
        POSITION         END       SALARY         BONUS     COMPENSATION   COMPENSATION
        --------         ---       ------         -----     ------------   ------------
Ray Willenberg, Jr.      1999      $62,500         -0-         -0-            -0-
President                1998      $40,000         -0-        $127,500*(1)    -0-
                         1997      $29,000         -0-         -0-            -0-

--------------------

*1 Represents the issuance to Mr. Willenberg of 3,187,500 shares of common stock valued @ .04/share.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT
                  ---------------------------------------------------

         The following table sets forth information, as of April 5, 2000, concerning all persons known by the Company to own beneficially more than 5% of any class of the Company's voting securities and concerning shares of each director and executive officer and by all directors and executive officers as a group. Unless expressly indicated otherwise, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned.

             NAME & ADDRESS                    NUMBER OF SHARES         PERCENT
CLASS        OF BENEFICIAL OWNER               BENEFICIALLY OWNED (1)   OF CLASS
-----        -------------------               ------------------       --------

Common       Ray Willenberg, Jr.                  16,343,119 (2)           17.7%
Stock        5920 Friars Road, Suite 104
             San Diego, CA 92108

Common       John Howell                             113,700 (3)            *
Stock        5920 Friars Road, Suite 104
             San Diego, CA 92108

Common       C. Rich Wilson III                      432,501 (4)            *
Stock        5920 Friars Road, Suite 104
             San Diego, CA 92108

Common       All directors and executive          16,889,320 (5)           18.3%
Stock        officers as a group (3 persons)

Common       Allan Blevins                         6,000,000 (6)            6.6%
Stock        1207 Soda Canyon Rd.
             Napa, CA 94558

Common       Michael Shepperd                      6,000,000 (7)            6.6%
Stock        624 Oriole Ave.
             Livermore, CA 94550


----------------------------

*       Represents less than one percent.

(1) Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days. The number of shares shown includes outstanding shares of Common Stock owned as of April 5, 2000 by the person indicated and shares underlying options owned by such person on April 5, 2000 that were exercisable within 60 days of that date.

(2) Includes options to purchase 750,000 shares of common stock at an exercise price of $1.00 per share. Also includes 10,000,000 shares of common stock held of record by Allan Blevins and Michael Shepperd, which Mr. Willenberg has the right to vote pursuant to a proxy until such shares are released from escrow. See notes 6 and 7 below.

(3) Mr. Howell shares voting and investment control with respect to 1,900 shares.

(4) Include options to purchase 125,000 shares of common stock at an exercise price of $1.00 per share.

(5) Includes options to purchase 875,000 shares of common stock that may be acquired through the exercise of options held by certain executive officers.

(6) Represents 5,000,000 shares of common stock held in escrow that will be released to Mr. Blevins if certain technological development milestones are met by our New Wheel Technology, Inc. subsidiary. Pursuant to the escrow agreement, Mr. Willenberg holds a proxy to vote the shares held in escrow. See note 1 above.

(7) Represents 5,000,000 shares of common stock held in escrow that will be released to Mr. Shepperd if certain technological development milestones are met by our New Wheel Technology, Inc. subsidiary. Pursuant to the escrow agreement, Mr. Willenberg holds a proxy to vote the shares held in escrow. See note 1 above.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ----------------------------------------------

On February 11, 2000, we entered into an employment agreement with Ray Willenberg, Jr. to serve as our Chief Executive Officer. The agreement became effective April 1, 2000, is effective through April 1, 2003, and will automatically renew for successive one-year periods unless either Mr. Willenberg or New Visual gives written notice of termination at least 60 days prior to the expiration date of the agreement. Under the agreement, Mr. Willenberg receives a base salary of $250,000 per year plus an annual increase of $50,000 effective each April 1st. Mr. Willenberg is also eligible to receive other salary increases and bonus awards at the discretion of the board. Pursuant to the agreement, Mr. Willenberg may be terminated by us at any time for "cause", as defined in the agreement. In the event Mr. Willenberg is terminated "without cause" or leaves New Visual for "good reason," each as defined in the agreement, then Mr. Willenberg will receive a severance payment equal to the lesser of his salary for the remainder of his term of employment or two years of Mr. Willenberg's salary at the time of his termination. If Mr. Willenberg is terminated without cause or with good reason within one year of a "change in control," then Mr. Willenberg will receive a severance package equal to two years of his salary at the time of his termination.

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------


(a)      EXHIBITS.

EXHIBIT NO.                   DESCRIPTION
-----------                   -----------

2.1 (1) Agreement and Plan of Merger by and among New Visual Entertainment, Inc., Astounding Acquisition Corporation and Allan Blevins, Michael Shepperd and New Wheel Technology, Inc., dated as of February 14, 2000

2.2* (2) Agreement and Plan of Merger by and among New Visual Entertainment, Inc., Intelecon Acquisition, Inc., Intelecon Services, Inc. and certain shareholders of Intelecon Services, Inc., dated as of March 30, 2000


2.3* First Amendment to Agreement and Plan of Merger by and among New Visual Entertainment, Inc., Intelecon Acquisition, Inc., Intelecon Services, Inc. and certain shareholders of Intelecon Services, Inc., dated as of April 20, 2000

3.1*               Restated Articles of Incorporation

3.2*               Bylaws

4.1*               Specimen Common Stock Certificate

21.1*              Subsidiaries of the registrant

27.1*              Financial Data Schedule



------------------
(1) Previously filed as an Exhibit 2.1 to the Registrant's Form 8-K filed on February 8,2000 and incorporated herein by reference.

(2) Pursuant to Item 601(b)(2) of Regulation S-B, the following schedules to
Exhibit 2.2 have been omitted from this Report and will be provided to the Commission upon request:

(a)     Exhibit A - List of Shareholders
(b)     Exhibit B - Letter of Transmittal
(c)     Exhibit C - Form of Employment Agreement of Eddie Vakser
(d)     Exhibit D - Form of Employment Agreement of Vladimir Vakser
(e)     Exhibit E - Form of Shareholders' Release
(f)     Exhibit F - Form of Escrow Agreement

* Filed herewith

(b)      REPORTS ON FORM 8-K.   None.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 New Visual Entertainment, Inc.


Date: April 27, 2000             By /s/ RAY WILLENBERG, JR.
                                    --------------------------------------------
                                    Ray Willenberg, Jr., Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                                            Date


/s/ Ray Willenberg, Jr.                                         April 27, 2000
------------------------------------------------
Ray Willenberg, Jr.
Chief Executive Officer and Director
(principal executive officer)


/s/ C. Rich Wilson III                                          April 27, 2000
------------------------------------------------
C. Rich Wilson III
Vice President and Secretary and Director
(principal financial and accounting officer)


/s/ John Howell                                                 April 27, 2000
------------------------------------------------
John Howell
Director

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

                  On June 10, 1996, the Company acquired certain assets and assumed various liabilities from Infinity Vision Entertainment ("IVE"). Immediately following the purchase, Siliwood changed its name to New Visual Entertainment, Inc. ("NVE"). Accordingly, former IVE partners held an interest in NVE (formerly known as Siliwood) stock. The acquisition of these assets and the assumption of these liabilities was accounted for as a purchase and the costs were allocated based on fair market value. There were no operations of NVE prior to acquisition. The Company is currently engaged in the development, design and distribution of software techniques, videos and theaters for stereoscopic (3-D) authoring and visualization.

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

                  The Company hired a television company to produce 26 episodes of live music acts in 3-D. As of October 31, 1997, the Company paid $1,515,563 to the television company. All
                  26 episodes were yet to be completed as of October 31, 1998 in 3-D. Since no revenues were recognized, the Company wrote-off the accumulated project cost of $1,515,563 during the year ended October 31, 1998.

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