Form 10QSB
period 2000-04-30
NEW VISUAL ENTERTAINMENT INC
filed 2000-06-19
CIK 1026595

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

For the transition period from ______________ to ______________

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

                    Yes   ( X )              No   (    )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 94,509,107 shares of Common Stock, $.001 par value, were outstanding as of June 13, 2000.

Transitional Small Business Disclosure Forms (check one):

                    Yes   (  )              No   ( X )

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB
                                 APRIL 30, 2000


                                                                       Page Nos.
                                                                       ---------


PART I - FINANCIAL INFORMATION:

     ITEM I - FINANCIAL STATEMENTS


     CONSOLIDATED BALANCE SHEETS                                           1
         At October 31, 1999 and April 30, 2000


     CONSOLIDATED STATEMENTS OF OPERATIONS                                 2
         For the Six Months Ended April 30, 1999 and 2000


     CONSOLIDATED STATEMENTS OF OPERATIONS                                 3
         For the Three Months Ended April 30, 1999 and 2000


     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         (DEFICIENCY)                                                    4 - 5
              For the Six Months Ended April 30, 1999 and 2000


     CONSOLIDATED STATEMENTS OF CASH FLOWS                                 6
         For the Six Months Ended April 30, 1999 and 2000


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          7 - 21


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION


                           NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS


                                               ASSETS
                                               ------

                                                                                    October 31,        April 30,
                                                                                       1999              2000
                                                                                   -------------     -------------
                                                                                                      (Unaudited)

Current Assets:
  Cash                                                                             $     62,872      $    246,637
  Prepaid expenses and other current assets                                                   -            11,244
  Receivable from related parties                                                        31,422            10,000
                                                                                   -------------     -------------

      Total Current Assets                                                               94,294           267,881

Property and equipment - net of accumulated depreciation                                102,530           291,277

Other assets                                                                              5,000             9,091

Film and video library, net                                                             100,557            69,949

Projects under development, net                                                          32,883            32,054
                                                                                   -------------     -------------

      Total Assets                                                                 $    335,264      $    670,252
                                                                                   =============     =============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


Current Liabilities:
  Accounts payable and accrued expenses                                            $    420,699      $    156,593
                                                                                   -------------     -------------

      Total Current Liabilities                                                         420,699           156,593
                                                                                   -------------     -------------

Commitments, Contingencies and Other Matters
    (Notes 1, 2, 5, 6 and 7)

Stockholders' Equity (Deficiency):
  Cumulative convertible preferred stock, Series A and B - $30 par value; 200,000,000 shares authorized; liquidation price,
     $30 per share; -0- shares issued and outstanding                                          -                 -
  Common stock - $0.001 par value; 100,000,000 shares
     authorized; 68,896,194 and 93,534,157 shares issued and
     outstanding at October 31, 1999 and April 30, 2000, respectively                    68,896            93,534
  Deferred financing fees                                                                     -        (3,000,000)
  Additional paid-in capital                                                         12,145,702        24,549,831
  Accumulated deficit                                                               (12,300,033)      (21,129,706)
                                                                                   -------------     -------------

      Total Stockholders' Equity (Deficiency)                                           (85,435)          513,659
                                                                                   -------------     -------------

      Total Liabilities and Stockholders' Equity (Deficiency)                      $    335,264      $    670,252
                                                                                   =============     =============



See notes to consolidated financial statements.


                      NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF OPERATIONS
                                        (UNAUDITED)

                                                                        For the Six Months Ended
                                                                                April 30,
                                                                     -------------------------------
                                                                         1999               2000
                                                                     -------------     -------------

 REVENUES                                                            $     44,447      $      6,800
                                                                     -------------     -------------

 COSTS AND EXPENSES:
   Amortization of costs of projects                                       40,580            35,696
   Projects costs written off                                              87,500            10,884
   Depreciation of property and equipment                                  30,430            34,292
   Acquired in-process research and development                                 -         6,050,000
   Compensatory element of stock issuances                                  4,000         1,848,779
   Selling, general and administrative expenses                           378,360           856,822
                                                                     -------------     -------------

       TOTAL COSTS AND EXPENSES                                           540,870         8,836,473
                                                                     -------------     -------------

 LOSS BEFORE INCOME TAXES                                                (496,423)       (8,829,673)

 INCOME TAX EXPENSE                                                             -                 -
                                                                     -------------     -------------

 NET LOSS                                                            $   (496,423)     $ (8,829,673)
                                                                     =============     =============

 BASIC AND DILUTED LOSS PER SHARE                                    $       (.01)     $       (.11)
                                                                     =============     =============

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                                       53,629,746        79,009,618
                                                                     =============     =============




See notes to consolidated financial statements.



                           NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF OPERATIONS
                                             (UNAUDITED)



                                                                  For the Three Months Ended
                                                                            April 30,
                                                                 -------------------------------
                                                                     1999               2000
                                                                 -------------     -------------
 REVENUES                                                        $     28,974      $      6,800
                                                                 -------------     -------------

  COSTS AND EXPENSES:
   Amortization of costs of projects                                   20,290            20,290
   Projects costs written off                                          43,750                 -
   Depreciation of property and equipment                              15,215            19,073
   Acquired in-process research and development                             -         6,000,000
   Compensatory element of stock issuances                                  -         1,814,729
   Selling, general and administrative expenses                       186,483           698,849
                                                                 -------------     -------------

     TOTAL COSTS AND EXPENSES                                         265,738         8,552,941
                                                                 -------------     -------------

 LOSS BEFORE INCOME TAXES                                            (236,764)       (8,546,141)

 INCOME TAX EXPENSE                                                         -                 -
                                                                 -------------     -------------
 NET LOSS                                                        $   (236,764)     $ (8,546,141)
                                                                 =============     =============

 BASIC AND DILUTED LOSS PER SHARE                                $       (.01)     $       (.10)
                                                                 =============     =============

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                                   54,511,555        88,321,715
                                                                 =============     =============







See notes to consolidated financial statements.


                                                          NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                                            (UNAUDITED)
                                                              FOR THE SIX MONTHS ENDED APRIL 30, 1999

                                               Convertible                                                            Total
                                             Preferred Stock     Common Stock        Additional                    Stockholders
                                             --------------  ---------------------    Paid-in      Accumulated        Equity
                                             Shares  Amount    Shares     Amount      Capital         Deficit      (Deficiency)
                                             ------  ------  ----------  ---------   -----------   -------------   ------------


Balance - October 31, 1998                        -  $    -  51,866,128  $  51,866   $ 9,844,309   $(10,255,518)   $  (359,343)

Issuance of common stock for services
 ($.04 per share at December 1998)                -       -     100,000        100         3,900              -          4,000
Issuance of common stock for cash
 (November 1, 1998 - April 30, 1999)              -       -   2,427,234      2,427        72,140              -         74,567
Issuance of common stock in settlement
 of debt ($.05 per share at December 1998)        -       -   1,000,000      1,000        49,000              -         50,000
Net loss                                          -       -           -          -             -       (496,423)      (496,423)
                                             ------  ------  ----------  ---------   -----------   -------------   ------------

Balance - April 30, 1999                          -  $    -  55,393,362  $  55,393   $ 9,969,349   $(10,751,941)   $  (727,199)
                                             ======  ======  ==========  =========   ===========   =============   ============








See notes to consolidated financial statements.


                                                          NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                                            (UNAUDITED)
                                                              FOR THE SIX MONTHS ENDED APRIL 30, 2000


                                          Convertible                                                                      Total
                                        Preferred Stock     Common Stock       Additional     Deferred                  Stockholders
                                        --------------  ---------------------   Paid-in      Financing      Accumulated    Equity
                                        Shares  Amount    Shares     Amount     Capital        Costs          Deficit   (Deficiency)
                                        ------  ------  ----------  ---------  -----------  -------------  ------------ ------------

Balance - October 31, 1999                   -  $    -  68,896,194  $  68,896  $12,145,702  $          -  $(12,300,033) $  (85,435)

Issuance of common stock for cash
  ($.25 to $3.00 per share)                  -       -   1,824,642      1,825    1,528,163             -             -    1,529,988

Issuance of common stock for services
  rendered ($.25 to $1.50 per share)         -       -   4,763,321      4,763    1,844,016             -             -    1,848,779

Acquisition of Impact Pictures, Inc.
  ($1.00 per share)                          -       -      50,000         50       49,950             -             -       50,000

Acquisition of New Wheel Technology,
  Inc. ($.50 per share)                      -       -  12,000,000     12,000    5,988,000             -             -    6,000,000

Issuance of common stock under
  consulting agreement ($.50 per share)      -       -   6,000,000      6,000    2,994,000    (3,000,000)            -           -

Net loss                                     -       -           -          -            -             -    (8,829,673)  (8,829,673)
                                        ------  ------  ----------  ---------  -----------  -------------  ------------ ------------

Balance - April 30, 2000                     -  $    -  93,534,157  $  93,534  $24,549,831  $ (3,000,000)  $(21,129,706) $  513,659
                                        ======  ======  ==========  =========  ===========  =============  ============= ===========




See notes to consolidated financial statements.


                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     For the Six Months Ended
                                                                                            April 30,
                                                                                 -------------------------------
                                                                                     1999              2000
                                                                                 -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      $   (496,423)     $ (8,829,673)
   Adjustments to reconcile net loss to net cash used by operating activities:
         Compensatory elements of stock issuances                                       4,000         1,848,779
         Stock issued for acquired in-process research and
            development                                                                     -         6,050,000
         Projects costs written-off                                                    87,500            10,884
         Amortization of costs of projects                                             40,580            35,696
         Depreciation of property and equipment                                        30,430            34,292

   Cash provided by (used in) the change in assets and liabilities:
        Prepaid expenses and other current assets                                           -           (11,244)
        Other assets                                                                        -            (4,091)
        Receivable from related parties                                                     -            21,422
        Projects under development                                                   (154,392)          (15,143)
        Accounts payable and accrued expenses                                         413,738          (264,106)
                                                                                 -------------     -------------

          NET CASH USED IN OPERATING ACTIVITIES                                       (74,567)       (1,123,184)
                                                                                 -------------     -------------

CASH USED IN INVESTING ACTIVITIES
  Capital expenditures                                                                      -          (223,039)
                                                                                 -------------     -------------

CASH PROVIDED BY FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                               74,567         1,529,988
                                                                                 -------------     -------------

INCREASE IN CASH                                                                            -           183,765

CASH AND CASH EQUIVALENTS - BEGINNING                                                       -            62,872
                                                                                 -------------     -------------

CASH AND CASH EQUIVALENTS - ENDING                                               $          -      $    246,637
                                                                                 =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
    Interest                                                                     $          -      $          -
                                                                                 =============     =============

    Income taxes                                                                 $          -      $          -
                                                                                 =============     =============

    Accounts payable satisfied by issuance of stock                              $     50,000      $          -
                                                                                 =============     =============



See notes to consolidated financial statements.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended October 31, 1999, included in the Company's Form 10-KSB as filed with the SEC.

         ACCOUNTING ESTIMATES

         The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of New Visual Entertainment, Inc. ("NVE") and its subsidiaries, NV Entertainment, Inc. ("NV"), Impact Multimedia, Inc. and New Wheel Technology, Inc. ("New Wheel") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

         DESCRIPTION OF BUSINESS

         The Company (previously known as Bellwether Investment Inc.), was incorporated under the laws of the State of Utah on December 5, 1985. On October 18, 1995, the Company acquired all of the outstanding shares of Siliwood Entertainment Corporation ("Siliwood"), a development-stage company with no operations. The Company issued 5,911,592 shares of common stock to the shareholders of Siliwood to effect the acquisition. The acquisition was accounted for as a recapitalization and was accounted for in a manner similar to a pooling of interest. The Company then changed its name to Siliwood Entertainment Corporation.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         DESCRIPTION OF BUSINESS (CONTINUED)

         On June 10, 1996, the Company acquired certain assets and assumed various liabilities from Infinity Vision Entertainment ("IVE"). Immediately following the purchase, Siliwood changed its name to New Visual Entertainment, Inc. ("NVE"). Accordingly, former IVE partners have an interest in NVE stock. The acquisition of these assets and the assumption of these liabilities has been accounted for as a purchase and the costs were allocated based on fair market value. There were no operations of NVE prior to this acquisition. The Company has been engaged in the development, design and distribution of software techniques, videos and theaters for stereoscopic (3-D) authoring and visualization, but has recently expanded its business plan to include the development of new content transmission technologies as well.

         The accompanying consolidated financial statements have been performed in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going-concern. As of April 30, 2000, the Company has an accumulated deficit of $21,129,706.

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

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is computed on a straight-line method over the estimated useful lives of the assets which generally range from five to seven years. Maintenance and repair expenses are charged to operations as incurred.

         FILM AND VIDEO LIBRARY AND PROJECTS UNDER DEVELOPMENT

         Film and video library and projects under development are stated at the lower of amortized cost or market. Upon completion, costs are amortized on an individual production basis in the proportion that current gross revenues bear to management's estimate of total gross revenues with such estimates being reviewed at least quarterly. In prior years, several projects under development were determined to have no estimated realizable value and were accordingly written-off. Project costs written-off during the six months ended April 30, 1999 and 2000 were $87,500 and $10,884, respectively. For the six months ended April 30, 1999 and 2000, amortization expense related to the film and video library was $40,580 and $35,696, respectively.

         INCOME TAXES

         Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amount and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The financial statements include various estimated fair value information at April 30, 2000 and October 31, 1999, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

         Cash and Cash Equivalents: The carrying amount approximates fair value because of the short-term maturity of those instruments.

         Receivables and Payables: The carrying amounts approximate fair value because of the short maturity of those instruments.

         All of the Company's financial instruments are held for purposes other than trading.

         REVENUE RECOGNITION

         Substantially all revenues are derived from the production of multimedia content, videos and commercial films. Revenue is recognized over the shorter of the license term or the expected revenue term.

         ADVERTISING

         Advertising costs are charged to operations when incurred. Advertising expense for the six months ended April 30, 1999 and 2000 was $1,870 and $5,504, respectively.

         LOSS PER SHARE

         Basic net loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented, which were retroactively adjusted to give recognition to a reverse stock split on October 18, 1995. Common stock equivalents were not included in the calculation of diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         STOCK SPLIT

         On October 18, 1995, the Company approved a one-for-two reverse split of its issued and outstanding common stock. The accompanying consolidated financial statements, notes and other references to share and per share data have been retroactively restated to reflect the reverse stock split and stock dividend for all periods presented.

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

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

         COMPREHENSIVE INCOME

         The Company has no material components of other comprehensive income and, accordingly, net income approximates comprehensive income for all periods presented.

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will be required to adopt FAS 133 for the quarter ended January 31, 2001. The Company does not expect the adoption to have a material impact on its financial statements.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 2000



NOTE 2 - ACQUISITIONS

         IMPACT PICTURES, INC.

         In January 2000, the Company completed the acquisition of 100% of the common stock of Impact Pictures, Inc., a small development-stage San Diego-based multimedia production firm, for 50,000 shares of the Company's common stock, valued at $50,000. The $50,000 was charged to operations, under the caption "Acquired in-process research and development expenses", during the six months ended April 30, 2000.

         NEW WHEEL TECHNOLOGY, INC.

         In February 2000, the Company completed the acquisition of New Wheel Technology, Inc., a development-stage California-based technology company, for 2,000,000 restricted shares of New Visual common stock. New Wheel was merged with the Company's Astounding Acquisition Corp. subsidiary, which operates under the New Wheel name. An additional 10,000,000 restricted shares of common stock have been issued and placed with an escrow agent to be released to the New Wheel stockholders upon the achievement by New Wheel of a technological development milestone. Also, additional compensation would be paid to the New Wheel stockholders if New Wheel's high speed digital transmission technology generates revenues for the Company in excess of $1 billion, or if there is a sale of assets or stock, or a merger of New Visual or any of its affiliates, in which the New Wheel technology comprises at least 15% of the consideration. As of April 30, 2000, the Company recorded the issuance of the 12,000,000 shares valued at $6,000,000. The $6,000,000 was charged to operations under the caption "Acquired in-process research and development expenses", during the six months ended April 30, 2000.

NOTE 3 - PROPERTY AND EQUIPMENT, NET

         Property and equipment consists of the following:


                                                       October 31,    April 30,
                                                           1999         2000
                                                       -----------   -----------

         Furniture and fixtures                        $    2,376    $   12,014
         Camera equipment                                 278,660       426,820
         Office equipment                                  26,442        91,683
                                                       -----------   -----------
                                                          307,478       530,517
         Less: Accumulated depreciation                   204,948       239,240
                                                       -----------   -----------

                                       Total           $  102,530    $  291,277
                                                       ===========   ===========

         For the six months ended April 30, 1999 and 2000, depreciation expense was $30,430 and $34,292, respectively.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 2000



NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consist of the following:


                                                       October 31,    April 30,
                                                          1999          2000
                                                       -----------   -----------

             Professional fees                         $  150,000    $   70,000
             Payroll and related taxes                     29,485        52,715
             Miscellaneous                                241,214        33,878
                                                       -----------   -----------

                                                       $  420,699    $  156,593
                                                       ===========   ===========

NOTE 5 - STOCKHOLDERS' EQUITY

         COMMON STOCK ISSUANCES

         -     During the Year Ended October 31, 1999:
               ---------------------------------------

               For the period from November 1, 1998 to October 31, 1999, the Company issued 7,398,367 shares of common stock at prices ranging from $.02 to $.41 per share, totalling $610,062.

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

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 2000



NOTE 5 - STOCKHOLDERS' EQUITY (CONTINUED)

         COMMON STOCK ISSUANCES (CONTINUED)

         -     During the Year Ended October 31, 1999: (Continued)
               ---------------------------------------

               During September 1999, the Company issued 1,735,267 shares of common stock between $.35 and $.50 for professional services totalling $610,062.

               On September 27, 1999, the Company issued 500,000 shares of common stock at $.35 for consulting fees totalling $175,000.

         -     During the Six Months Ended April 30, 2000:
               -------------------------------------------

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

               On February 17, 2000, the Company issued 12,000,000 shares of common stock at $.50 for the acquisition of New Wheel Technology, Inc.

               During February 2000, the Company sold 157,143 shares of common stock for $55,000.

               In connection with the acquisition of New Wheel, the Company entered into an agreement with lenders to provide loans of up to $1.5 million. As consideration for these loans and other services under the agreement, the Company issued 6,000,000 shares of its common stock to the lenders. The Company has valued the stock at $3,000,000 to be amortized over the life of the debt instrument. As of April 30, 2000, the Company had not received proceeds under the debt financing. Accordingly, the Company has classified the $3,000,000 as deferred financing costs in stockholders' equity as of April 30, 2000.

               On March 17, 2000, the Company issued 5,000 shares at $.70 for a signing bonus to an employee.

               During March 2000, the Company issued 616,361 shares of common stock between $.35 and $3.00 for consulting and professional services totalling $388,329.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 2000



NOTE 5 - STOCKHOLDERS' EQUITY (CONTINUED)

         COMMON STOCK ISSUANCES (CONTINUED)

         -     During the Six Months Ended April 30, 2000: (Continued)
               -------------------------------------------

               During March 2000, the Company sold 945,134 shares of common stock for $1,231,791.

               During April 2000, the Company issued 4,022,900 shares of common stock between $.30 and $.50 for professional services totalling $1,422,900.

               During April 2000, the Company sold 12,515 shares of common stock for $31,288.

         STOCK OPTIONS

         On February 11, 2000, the Board of Directors of the Company granted to three directors options to acquire 3,600,000 shares of its common stock. The exercise price for the options is $1.00 per share. The options vest in four equal annual installments of 900,000 shares commencing February 11, 2000 and expire February 11, 2010.

         EARNINGS PER SHARE

         Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:


                Options to purchase common stock                3,600,000
                                                                =========

                Total as of April 30, 2000                      3,600,000
                                                                =========

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 2000



NOTE 6 - COMMITMENTS AND CONTINGENCIES

         LEASES

         On January 3, 2000, the Company entered into an operating lease for office space in San Diego, California. The lease commenced on February 1, 2000 and expires in January 2005. The lease provides for a minimum annual rental of approximately $54,000, with a 3% annual increase each year, starting on February 1, 2001 and each year thereafter.

         On February 16, 2000, the Company entered into an operating lease for office space in Livermore, California. The lease commenced on March 1, 2000 and expires on February 28, 2002. The lease provides for a minimum annual rental of approximately $25,700 for the first year and $26,800 the following year.

         Rent expense for the six months ended April 30, 1999 and 2000 was $3,960 and $17,788, respectively.

         ROYALTY PAYMENTS

         The Company's projects under development stipulate royalty payments which are based on percentages of revenue.

         TERMINATED MERGER AND LITIGATION

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

         The Company, on March 22, 2000, filed a lawsuit in the State District Court in Dallas, Texas against Astounding.com, Inc. and Jack Robinson. The Company's complaint alleges that, among other things, Astounding.com, Inc. and Robinson breached certain contractual obligations to New Visual and engaged in negligent and/or fraudulent misrepresentation to induce New Visual to enter into the merger agreement. New Visual is seeking a court order confirming that the merger agreement is null and void, unspecified damages, court costs and attorneys fees. Robinson and Astounding.com have filed a counterclaim against New Visual alleging breach of contract and unjust enrichment and seeking unspecified damages, court costs and attorneys fees. The Company denies liability and intends to vigorously prosecute its claim and defend itself against the counterclaim.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 2000



NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         PROPOSED MERGER

         -     Intelecon Services, Inc.
               ------------------------

               On March 31, 2000, the Company signed a definitive merger agreement for it to acquire Intelecon Services, Inc. ("Intelecon"), a leading provider of entertainment and business communication technology and value-added services, in a stock transaction. Intelecon is a producer services, audio-visual rentals, sales, installations and staging services company offering complete turn-key solutions for productions, concerts, corporate entities, tradeshows and multimedia. Intelecon has approximately 75 full time employees and offices in Dallas, Los Angeles and Las Vegas. In consideration of the merger, the former shareholders of Intelecon will receive 2,000,000 restricted shares of the Company's common stock. An additional 3,500,000 restricted shares of the Company's common stock will be delivered to an escrow agent and be released to the Intelecon shareholders over a five-year period upon the achievement of certain pre-tax income milestones. If the milestones are not satisfied, the shares will not be released from escrow until the end of the five-year escrow period, and under certain circumstances would be forfeited by the shareholders. An additional 70,000 shares of the Company's common stock will be reserved for issuance upon the exercise of stock options held by certain Intelecon employees that will be exchanged for the Company's stock options in the merger.

               Consummation of the merger is subject to various conditions, including the filing by the Company of an application for listing of its common stock on the NASDAQ Stock market; the receipt by the Company of a commitment letter from Lilly Beter Capital Group, Ltd. concerning the placement of at least $18 million of debt or equity securities of the Company within 12 months after the closing of the merger; Intelecon's liabilities (excluding capital leases) being no greater than $1.5 million; Intelecon's restructuring of certain obligations that would permit certain Intelecon indebtedness, preferred stock and warrants to be cancelled at closing in exchange for the issuance by the Company of no more than 2 million restricted shares of common stock; and the completion of an audit of Intelecon's 1998 and 1999 financial statements acceptable to New Visual. The merger also is subject to the satisfactory completion of each party's due diligence and requisite board and shareholder approval.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 2000



NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         CONSULTING AGREEMENT

         In September 1999, the Company entered into a consulting agreement for financial advisory services. The agreement provides for the Company to pay consulting fees of $2,500 per month, plus out-of-pocket expenses for 10 months. In addition, the Company issued to the consultant warrants to purchase up to 350,000 shares of common stock at an exercise price of $.60 per share. The warrants are exercisable provided certain financial conditions are achieved and expire on September 23, 2003.

         EMPLOYMENT AGREEMENTS

         On February 11, 2000, the Company entered into an employment agreement with its current Chief Executive Officer. The agreement, effective April 1, 2000, is a three-year employment contract with the Company that provides for base compensation in the first contract year of $250,000; in the second contract year, the base compensation of $300,000; and in the third year and during any renewal term, the base compensation of $350,000. The employee is also entitled to an annual bonus based upon his performance which will be at the sole discretion of the Board of Directors. The annual bonus to the CEO shall be payable in cash or in an amount of shares of the Company's common stock that equals the amount of the bonus based upon the market price of the employer's common stock on the date that the bonus is paid.

         In connection with its New Wheel acquisition, in February 2000, the Company entered into two employment agreements for executive services. The agreements provide for the Company to pay base salaries of $208,000 each per annum and a bonus of $12,500 each upon the execution of the agreement. The agreements expire on September 14, 2000, with a renewal option between six months and eleven months, based on certain milestones.

         JOINT VENTURE PRODUCTION AGREEMENT

         In April 2000, the Company entered into a joint venture production agreement to produce a feature length film for theatrical distribution. The Company will provide the funding for the production in the amount of $2,250,000 and, in exchange, will receive 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to its initial investment of up to $2,250,000. The film is to be completed and ready for a Summer 2002 release. The Company has agreed to deposit into a separate account, on a monthly basis, funds to assure a minimum balance of $200,000 at the beginning of each month, until the total of $2,250,000 has been deposited into the account.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 2000



NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. At April 30, 2000, the Company had a bank balance in excess of federally insured limits by approximately $319,000.

         For the six months ended April 30, 1999, substantially all of the net revenues were derived from three companies. For the six months ended April 30, 2000 substantially all of the net revenues were derived from one company.

NOTE 7 - SUBSEQUENT EVENTS

         STOCK SPLIT/PREFERRED STOCK

         On April 30, 2000, the Board of Directors authorized, and on May 31, 2000, a majority vote of the shareholders approved, a one-for-four reverse stock split of the Company's outstanding common stock. At the same time the Board of Directors and shareholders approved a decrease in the number of authorized shares of the Company's preferred stock from 200,000,000 to 15,000,000, and also decreased the par value of its preferred stock from $30 to $.01 per share. The above will become effective by filing an amendment to the Company's articles of incorporation. The filing with the Utah Secretary of State's Office is to take place in June 2000.

         2000 OMNIBUS SECURITIES PLAN

         During April 2000, the Board of Directors adopted, and subsequently on May 31, 2000, the shareholders of the Company approved, the 2000 Omnibus Securities Plan. The 2000 Omnibus Securities Plan authorizes the granting of stock options and restricted stock awards. The 2000 Omnibus Securities Plan may be administered by the Board of Directors or a committee appointed by the Board. A total of 2,500,000 (post-reverse stock split) shares of common stock will be reserved for issuance under the 2000 Omnibus Securities Plan. Options granted under the option plan may be either (i) options intended to constitute incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or any corresponding provisions of succeeding law (the "Code"), or (ii) non-qualified stock options.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 2000



NOTE 7 - SUBSEQUENT EVENTS (CONTINUED)

         2000 OMNIBUS SECURITIES PLAN (CONTINUED)

         The exercise price for each stock option is determined by the board. Incentive stock options must have an exercise price of at least 100% (or at least 110% in the case of incentive stock options granted to certain employees owning more than 10% of the outstanding voting stock) of the fair market value of the common stock on the date the stock option is granted. Under the 2000 Omnibus Securities Plan, fair market value of the common stock for a particular date will generally be the closing sale price for the stock if the common stock is listed on an established stock exchange. If the common stock is not listed on an established stock exchange on a particular date, the fair market value of the common stock will be the average of the closing bid and asked prices per share for the stock as quoted by The NASDAQ Small Cap market or on the QTC Bulletin Board of the National Association of Securities Dealers or in the NQB Pink Sheets published by the National Quotation Bureau Incorporated.

         No stock option may be exercised after the expiration of ten years from the date of grant (or five years in the case of incentive stock options granted to certain employees owning more than 10% of the outstanding voting stock). Pursuant to the 2000 Omnibus Securities Plan, the aggregate fair market value of the common stock for which one or more incentive stock options granted to any participant may, for the first time, become exercisable as incentive stock options under the federal tax laws during any one calendar year shall not exceed $100,000.

         CONSULTING AGREEMENT

         In June 2000, the Company entered into a marketing and public relations agreement to publicize the Company to brokers, prospective investors, institutional investors, analysts and others for a term of six months. In consideration of the services to be performed by the consultant, the Company agreed to pay compensation to the consultant as follows:

         (a) Fifty thousand dollars ($50,000), payable as follows:

             - $25,000 due upon the execution of the consulting agreement, plus
             - $25,000 due upon the approval of certain marketing materials.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 2000



NOTE 7 - SUBSEQUENT EVENTS (CONTINUED)

         CONSULTING AGREEMENT (CONTINUED)

         (b) The consultant shall also be issued a certificate representing two hundred thousand (200,000) "pre-reverse split" shares of the Company's common stock, which certificate shall be issued within three business days after the execution of the agreement by the consultant. The consultant acknowledged that the Company intends to effect a 1-for-4 reverse stock split and that such certificate will thereafter represent fifty thousand (50,000) "post-reverse split" shares of the Company's common stock. The consultant and the Company shall enter into a registration rights agreement with respect to the registration of such shares.

         (c) Within three business days after the Company effects its 1-for-4 reverse stock split, the consultant shall be issued a warrant entitling it to purchase, in the aggregate up to 200,000 shares of the Company's "post-reverse split" common stock (the "Warrant Shares"). The warrant shall be divided into four tranches of fifty thousand (50,000) shares each, with each tranche to have the following exercise prices: Tranche 1 - $7.00 per share; Tranche 2 - $8.50 per share; Tranche 3 - $10.00 per share; and Tranche 4 - $11.50 per share. Upon issuance of the warrant, the consultant and the Company shall enter into a registration rights agreement with respect to the registration of the Warrant Shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


GENERAL
-------

       The following is a discussion and analysis of the results of operations of the Company and should be read in conjunction with the Company's financial statements and related notes contained in this Form 10-QSB.

       Certain information contained in this Form 10-QSB may contain forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could effect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to commercialize its technologies successfully, which will be dependent on business, financial and other factors beyond the Company's control, including, among others, market acceptance, ability to manufacture on a large scale basis and at feasible costs, together with all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of new products.

PLAN OF OPERATION
-----------------

       THE COMPANY. New Visual Entertainment, Inc. has historically focused on the development of high-quality, cost-effective 3D film production and exhibition for theme parks and attractions in the special venue marketplace. The Company is still active in this industry as it continues to develop proprietary short 3D film and video titles for distribution to a variety of markets including the special venue, satellite TV, home video, and Internet markets. However, the Company's primary focus has shifted to activities designed to pioneer the development of high bandwidth technology in conjunction with high data content production and animation. The Company's new mission is the development of technology that would utilize existing copper telecommunications infrastructure to deliver high data content to residential customers. The full development of such technology would provide New Visual with the capability to produce and deliver major studio quality content to mass media markets at speeds exceeding current industry standards while using a telecommunications infrastructure that is already in place and well-established.

       NEW WHEEL TECHNOLOGY, INC. New Wheel Technology, Inc., a wholly owned subsidiary of the Company, is developing its Cu@OCx technology, a "last mile" solution that would allow data rates of 52Mbps over standard 26-gauge copper telephone wire. To date, New Wheel has successfully tested transmission at 52 Mbps over copper wire at a distance 3,500 feet. New Wheel has recently entered into an agreement with Lucent Technologies' NetworkCare Professional Services for an independent evaluation of New Wheel's Cu@OCx broadband transmission technology. New Wheel plans to continue to develop the Cu@OCx broadband technology with a goal of meeting or exceeding 8,500 feet transmission at OC1 data rates (52 Mbps) over copper wire by fall 2000. New Wheel intends to expand this range with a long-term target distance of 15,000 feet.

       The developing trend towards High Definition Television ("HDTV") requires bandwidth of 20 Mbps. Current Asymmetric Digital Subscriber Line ("ADSL") deployment is limited to 8Mbps, even at optimum transfer speeds. ASDL cannot use the existing telephone infrastructure to transmit HDTV transmissions to residences from the telephone central office. The Company envisions the fully developed New Wheel Cu@OCx technology would permit 52Mbps transmissions through copper telephone wire for at least 8,500 feet, which would be adequate bandwidth for HDTV transmission. The ability to deploy broadband transmissions over existing copper wire could eliminate the complexities and costs involved in installing new fiber optic cable to and throughout office buildings and complete the last leg of "Fiber to the Curb".

       IMPACT MULTIMEDIA, INC. Impact Multimedia, Inc., formerly Impact Pictures, Inc., is a wholly owned subsidiary of the Company and a full service production studio capable of producing CD-ROM, DVD, or web-based multimedia presentations utilizing advanced technologies in animation, graphics design, compression, digital audio, motion capture, digital video and vector-based graphics for corporate, commercial, and consumer applications. Impact Multimedia currently produces multimedia sales demos, business card size CD's, direct mailers, and animated websites, and has plans to position itself as a multimedia production house with marketing and advertising capabilities. Impact Multimedia has the ability to satisfy many of the Company's content development and marketing needs while also serving its own customers.

       PLANS FOR FISCAL YEAR 2000. The Company's plans of operation for the remainder of its 2000 fiscal year will consist of the following activities:

o        developing the New Wheel broadband transmission technology;

o        validating the performance of the broadband transmission technology;

o licensing the broadband transmission technology to telecommunications manufacturers, service providers, and vendors;

o seeking manufacturing partners for delivering the broadband transmission technology to localized markets;

o continuing to build a market for the Company's content production and distribution capabilities; and

o continuing to evaluate merger/acquisition candidates with the potential to enhance the Company's business plan.

RESULTS OF OPERATIONS

For the Six Months Ended April 30, 2000 vs. the Six Months Ended April 30, 1999
-------------------------------------------------------------------------------

         REVENUES. Revenues for the six months ended April 30, 2000 were approximately $6,800. Revenues for the six months ended April 30, 1999 were approximately $44,000.

       COSTS AND EXPENSES. Cost and expense includes amortization of project costs, writedown of project costs, depreciation of property and equipment, compensatory element of stock issuances, acquired in-process research and development expenses, and selling, general and administrative costs. Total costs and expenses increased from $540,870 for the six months ended April 30, 1999 to $8,836,473 for the six months ended April 30, 2000. The increase was principally related to $1,848,779 in compensatory element of stock issuances and a $6,050,000 charge to earnings for acquired in-process research and development costs.

       The acquired in-process research and development costs were associated with the acquisitions of New Wheel Technology ($6,050,000) and Impact Pictures ($50,000). Included in the acquisition of New Wheel Technology was 10,000,000 shares, valued at $5,000,000, that were issued and are being held in escrow. The shares will be released from escrow upon the achievement of certain technological development milestones. If these technological milestones are not met, the shares will be returned to the Company.

For the Three Months Ended April 30, 2000 vs. the Three Months Ended April 30, 1999
--------------------------------------------------------------------------------

         REVENUES. Revenues for the three months ended April 30, 2000 were approximately $6,800. Revenues for the three months ended April 30, 1999 were approximately $29,000.

       COSTS AND EXPENSES. Cost and expense includes amortization of project costs, writedown of project costs, depreciation of property and equipment, compensatory element of stock issuances, acquired in-process research and development expenses, and selling, general and administrative costs. Total costs and expenses increased from $265,758 for the three months ended April 30, 1999 to $8,552,941 for the three months ended April 30, 2000. The increase was principally related to $1,814,729 in compensatory element of stock issuances and a $6,000,000 charge to earnings for acquired in-process research and development costs.

       The acquired in-process research and development costs were associated with the acquisition of New Wheel Technology. Included in the acquisition of New Wheel Technology was 10,000,000 shares, valued at $5,000,000, that were issued and are being held in escrow. The shares will be released from escrow upon the achievement of certain technological development milestones. If these technological milestones are not met, the shares will be returned to the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       Operations have been financed through private sales of common stock resulting in net proceeds of approximately $1,530,000 and $75,000 for the six months ended April 30, 2000 and April 30, 1999, respectively. In addition, during these periods, a substantial portion of expenses were paid by the issuance of stock.

PROPOSED ACQUISITION
--------------------

INTELECON SERVICES, INC. In March of 2000, New Visual announced the signing of an agreement to acquire, by way of a merger, Intelecon Services, Inc., a Dallas-based studio and production company (the "Intelecon Merger"). Established in 1991, Intelecon is a privately held production, e-commerce, multimedia, staging and audio-visual company. Intelecon offers complete turnkey solutions for productions, concerts, corporate events, tradeshows, and multimedia. Its services include stereoscopic 3D, 2D, and 3D animation, on-line and off-line nonlinear non-compressed digital editing, special effects, 3D visualization, audio, lighting, rigging, video walls, large screen and panoramic projection.

       In consideration of the Intelecon Merger, the former shareholders of Intelecon will receive 2,000,000 restricted shares of New Visual common stock. An additional 3,500,000 restricted shares of New Visual common stock will be delivered to an escrow agent and be released to the Intelecon shareholders over a five-year period upon the achievement of certain pre-tax net income milestones.

       Upon the consummation of the Intelecon Merger, Intelecon will be a wholly-owned subsidiary of the Company, and will continue to operate under the Intelecon name. Consummation of the Intelecon Merger is subject to various conditions, including the filing by the Company of an application for listing of its common stock on the NASDAQ Stock Market; the receipt by the Company of a commitment letter from Lilly Beter Capital Group, Ltd. concerning the placement of at least $18 million of debt or equity securities of the Company within 12 months after the closing of the Intelecon Merger; Intelecon's liabilities (excluding capital leases) being no greater than $1.5 million; Intelecon's restructuring of certain obligations that would permit certain Intelecon indebtedness, preferred stock and warrants to be canceled at closing in exchange for the issuance by the Company of no more than 2 million restricted shares of common stock; and the completion of an audit of Intelecon's 1998 and 1999 financial statements acceptable to New Visual. The Intelecon Merger is also subject to the satisfactory completion of each party's due diligence and requisite board and shareholder approval. The Company's shareholders are not required to approve the Intelecon Merger, which is scheduled to be completed in the Summer of 2000.

       Upon completion of the Intelecon Merger, Edward Vakser and Vladimir Vakser, Intelecon's founders, will be appointed to the Company's board of directors and begin serving as officers of the Company. Edward Vakser will become the Company's President, and Vladimir Vakser will become the Company's Chief Financial Officer. Ray Willenberg, Jr., the Company's current CEO and Chairman of the Board, will continue to serve as the Chief Executive Officer and Chairman of the Board of the Company.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will be required to adopt FAS 133 for the quarter ended January 31, 2001. The Company does not expect the adoption to have a material impact on its financial statements.

                          PART II -- OTHER INFORMATION.

Item 1. Legal Proceedings.

         In September 1999, the Company entered into a merger agreement with Astounding.com, Inc. that provided for the issuance of 10 million shares of Company common stock. An individual named Jack Robinson is the sole shareholder of Astounding.com, Inc. The closing of the merger was conditioned on, among other things, shareholder approval and at least $1 million of debt or equity financing being contributed to the Company. The merger has not closed and the Company terminated this Agreement in February 2000.

         In March 2000, the Company filed a lawsuit in state district court in Dallas, Texas against Astounding.com and Jack Robinson relating to the merger agreement. In this lawsuit the Company alleges breach of contract, fraud, unconscionability and negligent misrepresentation with respect to the merger agreement. Robinson and Astounding.com have filed a counterclaim against New Visual alleging breach of contract and unjust enrichment. The Company denies liability and intends to vigorously prosecute its claim and defend itself against the counterclaim.


Item 2. Changes in Securities and Use of Proceeds.

               (a)      Not applicable.
               (b)      Not applicable
               (c) The Company issued 23,759,053 shares of its common stock in the preceding fiscal quarter, in transactions exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. See Note 5 to the Financial Statements attached hereto.
               (d)      Not applicable.

Item 3. Defaults Upon Senior Securities.

               Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders.

               Not applicable.


Item 5. Other Information.

               Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

               (a)      Exhibits.

                        2.1(1) Agreement and Plan of Merger by and among New Visual Entertainment, Inc., Intelecon Acquisition, Inc., Intelecon Services, Inc. and certain shareholders of Intelecon Services, Inc., dated as of March 30, 2000.

                        2.2(2) First Amendment to Agreement and Plan of Merger by and among New Visual Entertainment, Inc., Intelecon Acquisition, Inc., Intelecon Services, Inc. and certain shareholders of Intelecon Services, Inc., dated as of April 20, 2000.

                        3.1(3)   Restated Articles of Incorporation

                        3.2(4)   Bylaws

                        4.1(5)   Specimen Stock Certificate

                        27.1(6)  Financial Data Schedule

               (b)      Reports on Form 8-K.

                         Not applicable.

--------------

(1) Previously filed as Exhibit 2.2 to the Registrant's Amended Form 10-KSB filed on May 1, 2000.
(2) Previously filed as Exhibit 2.3 to the Registrant's Amended Form 10-KSB filed on May 1, 2000.
(3) Previously filed as Exhibit 3.1 to the Registrant's Amended Form 10-KSB filed on May 1, 2000.
(4) Previously filed as Exhibit 3.2 to the Registrant's Amended Form 10-KSB filed on May 1, 2000.
(5) Previously filed as Exhibit 4.1 to the Registrant's Amended Form 10-KSB filed on May 1, 2000.
(6)   Filed herewith.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:   June 19, 2000



                                         NEW VISUAL ENTERTAINMENT, INC.
                                         (Registrant)





                                         /s/ Ray Willenberg, Jr.


                                         Chief Executive Officer