Form 10QSB
period 2000-07-31
NEW VISUAL ENTERTAINMENT INC
filed 2000-09-14
CIK 1026595

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                                   -----------

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2000

(   )   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

For the transition period from _____________ to ______________.

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

               ---------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes ( X ) No (   )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,901,123 shares of Common Stock, $.001 par value, were outstanding as of September 11, 2000.

Transitional Small Business Disclosure Forms (check one):

                                Yes (   ) No ( X )

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB
                                  JULY 31, 2000

                                                                       Page Nos.
                                                                       ---------

PART     I - FINANCIAL INFORMATION:

         ITEM I - FINANCIAL STATEMENTS


         CONSOLIDATED BALANCE SHEETS                                        2
                  At October 31, 1999 and July 31, 2000


         CONSOLIDATED STATEMENTS OF OPERATIONS                              3
                  For the Nine Months Ended July 31, 1999 and 2000


         CONSOLIDATED STATEMENTS OF OPERATIONS                              4
                  For the Three Months Ended July 31, 1999 and 2000


         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (DEFICIENCY)                                            5 - 6
                  For the Nine Months Ended July 31, 1999 and 2000


         CONSOLIDATED STATEMENTS OF CASH FLOWS                              7
                  For the Nine Months Ended July 31, 1999 and 2000


         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      8 - 24


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS              25


PART     II - OTHER INFORMATION                                             30


                           NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS


                                               ASSETS
                                               ------
                                                                        October 31,          July 31,
                                                                           1999                2000
                                                                      ---------------   ---------------
                                                                                          (Unaudited)
Current Assets:
  Cash                                                                $       62,872    $      762,769
  Prepaid expenses and other current assets                                        -            11,244
  Receivable from related parties                                             31,422            12,700
                                                                      ---------------   ---------------

      Total Current Assets                                                    94,294           786,713

Property and equipment - net of accumulated depreciation                     102,530           291,927
Film and video library, net                                                  100,557            54,442
Projects under development, net                                               32,883           505,773
Other assets                                                                   5,000             9,091
                                                                      ---------------   ---------------

      Total Assets                                                    $      335,264    $    1,647,946
                                                                      ===============   ===============

                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                          -------------------------------------------------

Current Liabilities:
  Accounts payable and accrued expenses                               $      420,699    $      130,446
                                                                      ---------------   ---------------

      Total Current Liabilities                                              420,699           130,446
                                                                      ---------------   ---------------

Long-term Debt                                                                     -           529,000
                                                                      ---------------   ---------------

      Total Liabilities                                                            -           659,446
                                                                      ---------------   ---------------

Commitments, Contingencies and Other Matters
    (Notes 1, 2, 5, 6, 7 and 8)

Stockholders' Equity (Deficiency):
  Preferred stock, - $0.01 par value; 15,000,000 shares
     authorized at July 31, 2000; Series A junior participating preferred stock; -0- shares issued and outstanding at
     July 31, 2000                                                                 -                 -
  Common stock - $0.001 par value; 100,000,000 shares authorized;
     17,224,049 and 23,876,123 shares issued and outstanding at
     October 31, 1999 and July 31, 2000, respectively                         17,224            23,876
  Unearned financing fees                                                          -        (2,833,333)
  Additional paid-in capital                                              12,197,374        26,468,539
  Accumulated deficit                                                    (12,300,033)      (22,670,582)
                                                                      ---------------   ---------------

      Total Stockholders' Equity (Deficiency)                                (85,435)          988,500
                                                                      ---------------   ---------------

      Total Liabilities and Stockholders' Equity (Deficiency)         $      335,264    $    1,647,946
                                                                      ===============   ===============

See notes to consolidated financial statements.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                   For the Nine Months Ended
                                                           July 31,
                                                 -----------------------------
                                                      1999            2000
                                                 -------------   -------------

REVENUES                                         $     82,436    $      7,700
                                                 -------------   -------------

OPERATING EXPENSES:
  Amortization of costs of projects                    60,870          51,242
  Projects costs written off                          131,250          10,844
  Depreciation of property and equipment               45,645          63,610
  Acquired in-process research and development              -       6,050,000
  Compensatory element of stock issuances             104,000       2,468,428
  Research and development                                  -         362,906
  Selling, general and administrative expenses        594,082       1,200,746
                                                 -------------   -------------

      TOTAL OPERATING EXPENSES                        935,847      10,207,776
                                                 -------------   -------------

OPERATING LOSS                                       (853,411)    (10,200,076)
                                                 -------------   -------------

OTHER EXPENSES:
   Interest expense                                         -           3,806
   Amortization of unearned financing costs                 -         166,667
                                                 -------------   -------------

       TOTAL OTHER EXPENSES                                 -         170,473
                                                 -------------   -------------

NET LOSS                                         $   (853,411)   $(10,370,549)
                                                 =============   =============

BASIC AND DILUTED LOSS PER COMMON SHARE          $      (0.06)   $      (0.50)
                                                 =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                    14,071,186      20,700,263
                                                 =============   =============

See notes to consolidated financial statements.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                   For the Three Months Ended
                                                           July 31,
                                                 -----------------------------
                                                      1999            2000
                                                 -------------   -------------

REVENUES                                         $     37,989    $        900
                                                 -------------   -------------

OPERATING EXPENSES:
  Amortization of costs of projects                    20,290          15,507
  Projects costs written off                           43,750               -
  Depreciation of property and equipment               15,215          29,068
  Acquired in-process research and development              -               -
  Compensatory element of stock issuances             100,000         619,650
  Research and development                                  -         182,697
  Selling, general and administrative expenses        215,722         547,781
                                                 -------------   -------------

    TOTAL OPERATING EXPENSES                          394,977       1,394,703
                                                 -------------   -------------

OPERATING LOSS                                       (356,988)     (1,393,803)
                                                 -------------   -------------

OTHER EXPENSES:
   Interest expense                                         -           3,806
   Amortization of unearned financing costs                 -         166,667
                                                 -------------   -------------

       TOTAL OTHER EXPENSES                                 -         170,473
                                                 -------------   -------------

NET LOSS                                         $   (356,988)   $ (1,564,276)
                                                 =============   =============

BASIC AND DILUTED LOSS PER COMMON SHARE          $      (0.02)   $      (0.07)
                                                 =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                    14,512,091      22,028,085
                                                 =============   =============

See notes to consolidated financial statements.


                                NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                  (UNAUDITED)
                                    FOR THE NINE MONTHS ENDED JULY 31, 1999


                                                     Common Stock        Additional                         Total
                                              ------------------------    Paid-in       Accumulated    Stockholders'
                                                 Shares      Amount       Capital         Deficit        Deficiency
                                              -----------  -----------  -------------   -------------  -------------

Balance - October 31, 1998                    12,966,532   $   12,966   $  9,883,209    $(10,255,518)  $   (359,343)

Issuance of common stock for services:
  ($.16 per share at December 1998)               25,000           25          3,975               -          4,000
  ($.16 per share at July 1999)                  625,000          625         99,375               -        100,000
Issuance of common stock for cash
  (November 1, 1998 - July 31, 1999)           1,309,309        1,309        196,958               -        198,267
Issuance of common stock in settlement of debt
  ($.20 per share at December 1998)              250,000          250         49,750               -         50,000
Net loss                                               -            -              -        (853,411)      (853,411)
                                              -----------  -----------  -------------   -------------  -------------
Balance - July 31, 1999                       15,175,841   $   15,175   $ 10,233,267    $(11,108,929)  $   (860,487)
                                              ===========  ===========  =============   =============  =============


See notes to consolidated financial statements.


                                NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                  (UNAUDITED)
                                    FOR THE NINE MONTHS ENDED JULY 31, 1999


                                                     Common Stock        Additional       Unearned                         Total
                                              ------------------------    Paid-in        Financing      Accumulated    Stockholders'
                                                 Shares      Amount       Capital          Costs          Deficit        Deficiency
                                              -----------  -----------  -------------   -------------   -------------  -------------

Balance - October 31, 1999                    17,224,049   $   17,224   $ 12,197,374    $          -    $(12,300,033)  $    (85,435)

Issuance of common stock for cash
  ($1.00 to $4.00 per share)                     770,994          771      2,593,617               -               -      2,594,388
Issuance of common stock for services:
  ($1.00 to $1.40 per share at January 31)        29,765           30         34,020               -               -         34,050
  ($1.20 to $12.00 per share at April 30)      1,161,065        1,161      1,813,568               -               -      1,814,729
  ($3.00 to $7.88 per share at July 31)          109,000          109        619,541               -               -        619,650
Acquisition of Impact Pictures, Inc.
  ($4.00 per share)                               12,500           12         49,988               -               -         50,000
Acquisition of New Wheel Technology, Inc.
  ($2.00 per share)                            3,000,000        3,000      5,997,000               -               -      6,000,000
Issuance of common stock under consulting
  agreement ($2.00 per share)                  1,500,000        1,500      2,998,500      (3,000,000)              -              -
Issuances of stock for exercise of warrants
  ($2.40 per share)                               68,750           69        164,931               -               -        165,000
Amortization of unearned financing costs               -            -              -         166,667               -        166,667
Net loss                                               -            -              -               -     (10,370,549)   (10,370,549)
                                              -----------  -----------  -------------   -------------   -------------  -------------
Balance - July 31, 2000                       23,876,123   $   23,876   $ 26,468,539    $ (2,833,333)   $(22,670,582)  $    988,500
                                              ===========  ===========  =============   =============   =============  =============

See notes to consolidated financial statements.


                           NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                        For the Nine Months Ended
                                                                                July 31,
                                                                      -----------------------------
                                                                           1999            2000
                                                                      -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $   (853,411)   $(10,370,549)
   Adjustments to reconcile net loss to net cash used by operating activities:
         Compensatory elements of stock issuances                          104,000       2,468,428
          Amortization of deferred financing fees                                -         166,667
         Stock issued for acquired in-process research and
            development                                                          -       6,050,000
         Projects costs written-off                                        131,250          10,884
         Amortization of costs of projects                                  60,870          51,242
         Depreciation of property and equipment                             45,645          63,610

   Cash provided by (used in) the change in assets and liabilities:
        Prepaid expenses and other current assets                                -         (11,244)
        Other assets                                                             -          (4,091)
        Receivable from related parties                                          -          18,722
        Projects under development                                        (230,237)       (488,901)
        Accounts payable and accrued expenses                              543,616        (290,252)
                                                                      -------------   -------------

          NET CASH USED IN OPERATING ACTIVITIES                           (198,267)     (2,335,484)
                                                                      -------------   -------------

CASH USED IN INVESTING ACTIVITIES
  Capital expenditures                                                           -        (253,007)
                                                                      -------------   -------------

CASH PROVIDED BY FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                   198,267       2,594,388
  Proceeds from note payable                                                     -         529,000
  Proceeds from exercise of warrants                                             -         165,000
                                                                      -------------   -------------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                        198,267       3,288,388
                                                                      -------------   -------------

INCREASE IN CASH                                                                 -         699,897

CASH AND CASH EQUIVALENTS - BEGINNING                                            -          62,872
                                                                      -------------   -------------

CASH AND CASH EQUIVALENTS - ENDING                                    $          -    $    762,769
                                                                      =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
    Interest                                                          $          -    $          -
                                                                      =============   =============

    Income taxes                                                      $          -    $          -
                                                                      =============   =============

    Accounts payable satisfied by issuance of stock                   $     50,000    $          -
                                                                      =============   =============


See notes to consolidated financial statements.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 2000


NOTE  1-          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  BASIS OF PRESENTATION

                  The accompanying financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended October 31, 1999, included in the Company's Form 10-KSB/A as filed with the SEC.

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

                  PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts of New Visual Entertainment, Inc. ("NVE") and its operating subsidiaries, NV Entertainment, Inc. ("NV"), Impact Multimedia, Inc. ("IP") and New Wheel Technology, Inc. ("New Wheel") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

                  DESCRIPTION OF BUSINESS

                  The Company (previously known as Bellwether Investment Inc.) was incorporated under the laws of the State of Utah on December 5, 1985. On October 18, 1995, the Company acquired all of the outstanding shares of Siliwood Entertainment Corporation ("Siliwood"), a development-stage company with no operations. The Company issued 1,477,898 shares of common stock to the shareholders of Siliwood to effect the acquisition. The acquisition was accounted for as a recapitalization and was accounted for in a manner similar to a pooling of interest. The Company then changed its name to Siliwood Entertainment Corporation.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 2000


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

                  The accompanying consolidated financial statements have been performed in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going-concern. As of July 31, 2000, the Company has an accumulated deficit of $22,670,582.

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

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 2000


NOTE  1 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  FILM AND VIDEO LIBRARY AND PROJECTS UNDER DEVELOPMENT

                  Film and video library and projects under development are stated at the lower of amortized cost or market. Upon completion, costs are amortized on an individual production basis in the proportion that current gross revenues bear to management's estimate of total gross revenues with such estimates being reviewed at least quarterly. In prior years, several projects under development were determined to have no estimated realizable value and were accordingly written-off. Project costs written-off during the nine months ended July 31, 1999 and 2000 were $131,250 and $10,884, respectively. For the nine months ended July 31, 1999 and 2000, amortization expense related to the film and video library was $60,869 and $62,086, respectively.

                  INCOME TAXES

                  Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amount and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

                  FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The financial statements include various estimated fair value information at July 31, 2000 and October 31, 1999, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 2000


NOTE  1 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  RESEARCH AND DEVELOPMENT

                  Research and development costs are charged to expense as incurred.

                  ADVERTISING

                  Advertising costs are charged to operations when incurred. Advertising expense for the nine months ended July 31, 1999 and 2000 was $2,403 and $67,833, respectively.

                  LOSS PER SHARE

                  Basic net loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented, which were retroactively adjusted to give recognition to a reverse stock split on October 18, 1995 and a reverse stock split on June 8, 2000. Common stock equivalents were not included in the calculation of diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

                  REVERSE STOCK SPLITS

                  On October 18, 1995, the Company approved a one-for-two reverse split of its issued and outstanding common stock. On June 8, 2000, the Company effected a one-for-four reverse split of its issued and outstanding common stock. The accompanying consolidated financial statements, notes and other references to share and per share data have been retroactively restated to reflect the reverse stock splits for all periods presented.

                  STOCK-BASED COMPENSATION

                  As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company accounts for its stock-based compensation arrangements pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees". In accordance with the provisions of SFAS No. 123, the Company discloses the pro forma effects of accounting for these arrangements using the minimum value method to determine fair value.

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

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 2000


NOTE  1 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                  IMPACT PICTURES, INC.

                  In January 2000, the Company completed the acquisition of 100% of the common stock of Impact Pictures, Inc. ("Impact"), a small development-stage San Diego-based multi-media production firm, for 12,500 shares of the Company's common stock, valued at $50,000. The Company has accounted for this acquisition under the purchase method of accounting. As of the acquisition date, Impact had no tangible assets and its intangible assets were in the development stage. Accordingly, the $50,000 was charged to operations, under the caption "Acquired in-process research and development expenses", during the nine months ended July 31, 2000.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 2000


NOTE  2 -         ACQUISITIONS (CONTINUED)

                  NEW WHEEL TECHNOLOGY, INC.

                  In February 2000, the Company completed the acquisition of New Wheel Technology, Inc. ("New Wheel"), a development-stage California-based, technology company, for 500,000 restricted shares of New Visual common stock. New Wheel was merged with the Company's Astounding Acquisition Corp. subsidiary, which changed its name to New Wheel Technology, Inc. An additional 2,500,000 restricted shares of common stock have been issued and placed with an escrow agent to be released to the New Wheel stockholders upon the achievement by New Wheel of a technological development milestone. Also, additional compensation would be paid to the New Wheel stockholders if New Wheel's high speed digital transmission technology generates revenues for the Company in excess of $1 billion, or if there is a sale of assets or stock, or a merger of New Visual or any of its affiliates, in which the New Wheel technology comprises at least 15% of the consideration. As of April 30, 2000, the Company recorded the issuance of the full 3,000,000 shares, which were valued at $6,000,000. The Company has accounted for this acquisition under the purchase method of accounting. As of the acquisition date, New Wheel had no tangible assets and its intangible assets were in the development stage. Accordingly, the $6,000,000 was charged to operations under the caption "Acquired in-process research and development expenses", during the nine months ended July 31, 2000.

NOTE  3 -         PROPERTY AND EQUIPMENT, NET

                  Property and equipment consists of the following:

                                                        October 31,  July 31,
                                                           1999       2000
                                                         ---------  ---------
                        Furniture and fixtures           $  2,376   $ 37,689
                        Camera equipment                  278,660    426,820
                        Office equipment                   26,442     95,726
                                                         ---------  ---------
                                                          307,478    560,235
                        Less: Accumulated depreciation    204,948    268,308
                                                         ---------  ---------

                                      Total              $102,530   $291,927
                                                         =========  =========

                  For the nine months ended July 31, 1999 and 2000, depreciation expense was $45,645 and $63,610, respectively.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 2000



NOTE  4 -         ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                  Accounts payable and accrued liabilities consist of the following:


                                                         October 31,  July 31,
                                                            1999       2000
                                                          ---------  ---------
                              Professional fees           $150,000   $ 60,000
                              Payroll and related taxes     29,485     43,607
                              Miscellaneous                241,214     26,839
                                                          ---------  ---------

                                                          $420,699   $130,446
                                                          =========  =========

NOTE  5 -         LONG-TERM DEBT

                  On June 29, 2000, the Company entered into five credit agreements, each of which granted the Company a credit facility of up to $300,000. As of July 31, 2000, the Company had borrowed $529,000 under these facilities, payable on June 29, 2003 in one payment, together with all accrued and unpaid interest at 6%. The credit agreements expire on October 28, 2002. As of July 31, 2000, the Company had $971,000 of unused credit under these credit agreements.

NOTE  6 -         STOCKHOLDERS' EQUITY

                  PREFERRED STOCK

                  Effective June 22, 2000, the Company amended its articles of incorporation to decrease the number of authorized shares of preferred stock from 200,000,000 to 15,000,000 and to decrease the par value of the preferred stock from $30.00 to $0.01 per share.

                  On July 27, 2000, the Company created a series of preferred stock, par value $0.01 per share, designated as "Series A Junior Participating Preferred Stock". The number of shares constituting the Series A Junior Participating Preferred Stock shall be 200,000, initially reserved for issuance upon exercise of the rights discussed in Note 8. Subject to the rights of the holders of any shares of any series of preferred stock ranking prior and superior to the Series A Preferred Stock with respect to dividends, the holders of shares of Series A Preferred Stock, in preference to the holders of common stock, shall be entitled to receive, when, as and if declared by the Board of Directors, quarterly dividends payable in cash on the last day of each quarter in each year, commencing on the first quarterly dividend payment date after the first issuance of a share or fraction of a share of Series A Preferred Stock, in an amount per share

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 2000


NOTE  6 -         STOCKHOLDERS' EQUITY (CONTINUED)

                  PREFERRED STOCK (CONTINUED)

                  equal to the greater of $1.00 or 1,000 times the aggregate per share amount of all cash and non-cash dividends or other distributions, other than a dividend payable in shares of common stock. Each share of Series A Preferred Stock shall entitle the holder to 1,000 votes. Upon any liquidation, no distribution shall be made to the holders of shares of stock ranking junior to the Series A Preferred Stock, unless the holders of shares of Series A Preferred Stock shall have received $1,000 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon. The shares of Series A Preferred Stock shall not be redeemable.

                  COMMON STOCK ISSUANCES

                  -        During the Year Ended October 31, 1999:
                           ---------------------------------------

                           For the period from November 1, 1998 to October 31, 1999, the Company issued 1,849,592 shares of common stock at prices ranging from $.08 to $1.64 per share, totalling $610,062.

                           On December 15, 1998, the Company issued 25,000 shares of common stock at $.16 for professional services totalling $4,000.

                           On December 28, 1998, the Company issued 250,000 shares of common stock at $.20 in settlement of debt totalling $50,000.

                           On July 23, 1999, the Company issued 625,000 shares of common stock at $.16 for professional services totalling $100,000.

                           During August 1999, the Company issued 574,161 shares of common stock between $.20 and $4.00 for professional services totalling $123,686.

                           On August 13, 1999, the Company issued 93,750 shares of common stock at $1.00 for director fees totalling $93,750.

                           On August 20, 1999, the Company issued 182,322 shares of common stock between $1.12 and $1.40 in settlement of debt totalling $207,250.

                           During September 1999, the Company issued 98,875 shares of common stock between $.48 and $2.00 in settlement of debt totalling $91,625.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 2000


NOTE  6 -         STOCKHOLDERS' EQUITY (CONTINUED)

                  COMMON STOCK ISSUANCES (CONTINUED)

                  -        During the Year Ended October 31, 1999: (Continued)
                           --------------------------------------

                           During September 1999, the Company issued 433,817 shares of common stock between $1.40 and $2.00 for professional services totalling $610,062.

                           On September 27, 1999, the Company issued 125,000 shares of common stock at $1.40 for consulting fees totalling $175,000.

                  -        During the Nine Months Ended July 31, 2000:
                           ------------------------------------------

                           During the three months ended January 31, 2000, the Company sold 177,463 shares of common stock for $211,909.

                           During the three months ended January 31, 2000, the Company issued 29,765 shares of common stock between $1.00 and $1.40 for consulting services totalling $34,050.

                           During the three months ended January 31, 2000, the Company issued 12,500 shares of common stock valued at $4.00 per share for the acquisition of Impact Pictures, Inc.

                           On February 17, 2000, the Company issued 3,000,000 shares of common stock valued at $2.00 per share for the acquisition of New Wheel Technology, Inc.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 2000


NOTE  6 -         STOCKHOLDERS' EQUITY (CONTINUED)

                  COMMON STOCK ISSUANCES (CONTINUED)

                  -        During the Nine Months Ended July 31, 2000:
                           (Continued)
                           ------------------------------------------

                           In connection with the acquisition of New Wheel, the Company entered into an agreement with lenders to provide loans of up to $1.5 million. As consideration for these loans and other services under the agreement, the Company issued 1,500,000 shares of its common stock to the lenders. The Company has valued the stock at $3,000,000 to be amortized over the life of the debt instrument. As of April 30, 2000, the Company had not received proceeds under the debt financing. Accordingly, the Company has classified the $3,000,000 as unearned financing costs in stockholders" equity as of April 30, 2000. During the quarter ended July 31, 2000, the Company began to draw money down from the credit facilities. Accordingly, the Company at such time, began to amortize the unearned financing costs over the three-year period ended April of 2003.

                           On March 17, 2000, the Company issued 1,250 shares at $2.80 for a signing bonus to an employee.

                           During March 2000, the Company issued 154,090 shares of common stock between $1.40 and $12.00 for consulting and professional services totalling $388,329.

                           During April 2000, the Company issued 1,005,725 shares of common stock between $1.20 and $2.00 for professional services totalling $1,422,900.

                           During the quarter ended April 2000, the Company sold 278,699 shares of common stock for $1,318,079.

                           During the quarter ended July 31, 2000, the Company sold 314,832 shares of common stock for $1,064,400.

                           During the quarter ended July 31, 2000, the Company issued 109,000 shares of common stock between $3.00 and $7.88 for consulting and professional services totalling $619,650.

                           On June 12, 2000, 68,750 warrants were exercised at $2.40 per share totalling $165,000.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 2000


NOTE  6 -         STOCKHOLDERS' EQUITY (CONTINUED)

                  STOCK OPTIONS

                  On February 11, 2000, the Company granted to three directors options to acquire 900,000 shares of its common stock. The exercise price for the options is $4.00 per share. The options vest in four equal annual installments of 225,000 shares commencing February 11, 2000 and expire February 11, 2010.

                  On July 1, 2000, the Company granted to its Executive Vice President options to purchase 210,000 shares of common stock at $4.40 per share, as further described in Note 7.

                  Since the exercise price was equal to the fair market value of the Company's common stock on each date of grant, no compensation expense has been recorded. If the Company had elected to record the issuance of stock options using the fair value method, the Company's net loss and loss per share would be as follows:


                                                Three Months        Nine Months
                                                ------------        -----------

                         Net Loss:
                             As reported        $(1,564,276)      $(10,370,549)
                             Proforma           $(1,609,276)      $(10,685,549)

                         Loss Per Share:
                             As reported             $(0.07)            $(0.50)
                             Proforma                $(0.07)            $(0.52)

                  The fair value of stock options granted during the nine months ended July 31, 2000 was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value and related assumptions were as follows:


                                                              Grant Date
                                                       -------------------------
                                                       February 11,     July 1,
                                                           2000          2000
                                                       -----------   -----------
                         Expected volatility               33.0%         33.0%
                         Risk-free interest rate            5.5%          5.5%
                         Expected lives                  3 years       3 years
                         Dividend yield                      -0-           -0-

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 2000


NOTE  6 -         STOCKHOLDERS' EQUITY (CONTINUED)

                  EARNINGS PER SHARE

                  Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:


                           Warrants to purchase common stock           200,000
                           Options to purchase common stock          1,110,000
                                                                     ---------

                           Total as of July 31, 2000                 1,310,000
                                                                     =========

                  2000 OMNIBUS SECURITIES PLAN

                  During April 2000, the Board of Directors adopted, and subsequently on May 31, 2000, the shareholders of the Company approved, the 2000 Omnibus Securities Plan. The 2000 Omnibus Securities Plan authorizes the granting of stock options and restricted stock awards. The 2000 Omnibus Securities Plan may be administered by the Board of Directors or a committee appointed by the Board. A total of 2,500,000 shares of common stock are reserved for issuance under the 2000 Omnibus Securities Plan. Options granted under the option plan may be either (i) options intended to constitute incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or any corresponding provisions of succeeding law (the "Code"), or (ii) non-qualified stock options.

                  The exercise price for each stock option is determined by the board. Incentive stock options must have an exercise price of at least 100% (or at least 110% in the case of incentive stock options granted to certain employees owning more than 10% of the outstanding voting stock) of the fair market value of the common stock on the date the stock option is granted. Under the 2000 Omnibus Securities Plan, fair market value of the common stock for a particular date will generally be the closing sale price for the stock if the common stock is listed on an established stock exchange. If the common stock is not listed on an established stock exchange on a particular date, the fair market value of the common stock will be the average of the closing bid and asked prices per share for the stock as quoted by The Nasdaq SmallCap market or on the OTC Bulletin Board of the National Association of Securities Dealers or in the NQB Pink Sheets published by the National Quotation Bureau Incorporated.

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

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 2000


NOTE  7 -         COMMITMENTS AND CONTINGENCIES

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

                  Rent expense for the nine months ended July 31, 1999 and 2000 was $4,500 and $48,353, respectively.

                  ROYALTY PAYMENTS

                  The Company's projects under development stipulate royalty payments which are based on percentages of revenue.

                  TERMINATED MERGER AND LITIGATION

                  In September 1999, the Company entered into a merger agreement with Astounding.com, Inc. The merger agreement provided for the Company to issue 10,000,000 (pre-June 8, 2000 reverse split) shares of its common stock for all of the outstanding shares of Astounding. The closing of the merger was subject to various conditions including the receipt of a debt or equity financing of at least $1,000,000 and requisite shareholders approval.

                  During the three months ended January 31, 2000, the Company terminated its previously announced merger with Astounding.com, Inc. because certain conditions had not been satisfied.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 2000



NOTE  7 -         COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  TERMINATED MERGER AND LITIGATION (CONTINUED)

                  The Company, on March 22, 2000, filed a lawsuit in the State District Court in Dallas, Texas against Astounding.com, Inc. and Jack Robinson. The Company's complaint alleges that, among other things, Astounding.com, Inc. and Robinson breached certain contractual obligations to New Visual and engaged in negligent and/or fraudulent misrepresentation to induce New Visual to enter into the merger agreement. New Visual is seeking a court order confirming that the merger agreement is null and void, and an award of unspecified damages, court costs and attorneys fees. Robinson and Astounding.com have filed a counterclaim against New Visual alleging breach of contract and unjust enrichment and seeking unspecified damages, court costs and attorney fees. The Company denies liability and intends to vigorously prosecute its claim and defend itself against the counterclaim.

                  PROPOSED MERGER

                  -        Intelecon Services, Inc.
                           ------------------------

                           On March 31, 2000, the Company signed a definitive merger agreement for it to acquire Intelecon Services, Inc. ("Intelecon"), a leading provider of entertainment and business communication technology and value-added services, in a stock transaction. Intelecon is a producer services audio-visual rentals, sales, installations and staging services company offering complete turn-key solutions for productions, concerts, corporate entities, tradeshows and multimedia. Intelecon has approximately 75 full time employees and offices in Dallas, Los Angeles and Las Vegas. In consideration of the merger, the former shareholders of Intelecon will receive 500,000 restricted shares of the Company's common stock. An additional 875,000 restricted shares of the Company's common stock will be delivered to an escrow agent and be released to the Intelecon shareholders over a five-year period upon the achievement of certain pre-tax income milestones. If the milestones are not satisfied, the shares will not be released from escrow until the end of the five-year escrow period, and under certain circumstances would be forfeited by the shareholders. An additional 17,500 shares of the Company's common stock will be reserved for issuance upon the exercise of stock options held by certain Intelecon employees that will be exchanged for the Company's stock options in the merger.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 2000



NOTE  7 -         COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  PROPOSED MERGER (CONTINUED)

                  -        Intelecon Services, Inc. (Continued)
                           ------------------------

                           Consummation of the merger is subject to various conditions, including the filing by the Company of an application for listing of its common stock on the NASDAQ Stock market; the receipt by the Company of a commitment letter from Lilly Beter Capital Group, Ltd. concerning the placement of at least $18 million of debt or equity securities of the Company within 12 months after the closing of the merger; Intelecon's liabilities (excluding capital leases) being no greater than $1.5 million; Intelecon's restructuring of certain obligations that would permit certain Intelecon indebtedness, preferred stock and warrants to be cancelled at closing in exchange for the issuance by the Company of no more than 500,000 restricted shares of common stock; and the completion of an audit of Intelecon's 1998 and 1999 financial statements acceptable to New Visual. The merger also is subject to the satisfactory completion of each party's due diligence and requisite board and shareholder approval.

                  CONSULTING AGREEMENT

                  In June 2000, the Company entered into a marketing and public relations agreement to publicize the Company to brokers, prospective investors, institutional investors, analysis and others, for a term of six months. In consideration of the above services, the Company has paid the consultant $50,000. In addition, the consultant was issued 50,000 shares of the Company's common stock. The consultant was also issued a warrant entitling it to purchase, in the aggregate, up to 200,000 shares of the Company's common stock. The warrant is divided into four tranches of fifty thousand (50,000) shares each, with each tranche having the following exercise prices:
                  Tranche 1 - $7.00 per share; Tranche 2 - $8.50 per share; Tranche 3 - $10.00 per share; and Tranche 4 - $11.50 per share. The consultant and the Company entered into a registration rights agreement with respect to the registration of the above common stock and warrant shares.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 2000


NOTE  7 -         COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

                  In connection with its New Wheel acquisition, in February 2000, the Company entered into two employment agreements for executive services. The agreements provide for the Company to pay base salaries of $208,000 each per annum and a bonus of $12,500 each upon the execution of the agreement. The agreements expire on October 20, 2000, with a renewal option between six months and eleven months, based on certain milestones.

                  On June 20, 2000, the Company entered into a three-year employment agreement with its Executive Vice President commencing July 1, 2000, whereby the Executive Vice President shall receive a base salary of $15,000 per year and options to purchase 210,000 shares of common stock at $4.40 per share. Of these stock options, 35,000 vested on July 1, 2000 and the balance vests straight-line on the last day of each quarter beginning September 30, 2000 and ending December 31, 2002, or 17,500 per quarter. The options expire on July 1, 2005.

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

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 2000


NOTE  7 -         COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  CONCENTRATION OF CREDIT RISK

                  Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. At July 31, 2000, the Company had a bank balance in excess of federally insured limits by approximately $744,311.

                  For the nine months ended July 31, 1999, substantially all of the net revenues were derived from three companies. For the nine months ended July 31, 2000 substantially all of the net revenues were derived from one company.

NOTE  8 -         SUBSEQUENT EVENT

                  RIGHTS DIVIDEND

                  The Company adopted a shareholder rights plan in which one right was distributed on August 21, 2000 as a dividend on each outstanding share of common stock to shareholders of record on that date. Each right will entitle the shareholders to purchase 1/1,000th of a share of a new series of junior participating preferred stock of the Company at an exercise price of $200 per right. The rights will be exercisable only if another person acquires or announces its intention to acquire beneficial ownership of 20% or more of the Company's common stock. After any such acquisition or announcement, the Company's shareholders, other than the acquirer, could then exercise each right they hold to purchase the Company's common stock at a 50% discount from the market price. In addition, if, after another person becomes an acquiring person, the Company is involved in a merger or other business combination in which it is not the surviving corporation, each right will entitle its holder to purchase a number of shares of common stock of the acquiring company having a market value equal to twice the exercise price of the right. Prior to the acquisition by a person or group of beneficial ownership of 20% or more of the Company's common stock, at the option of the Board of Directors, the rights are redeemable for $0.001 per right. The rights will expire on August 21, 2004.

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

       NEW WHEEL TECHNOLOGY, INC. New Wheel Technology, Inc., a wholly owned subsidiary of the Company, is developing its Cu@OCx technology, a "last mile" solution that would extend the range over which data can be transmitted at rates of 52Mbps over standard 26-gauge copper telephone wire.

       The developing trend towards High Definition Television ("HDTV") requires bandwidth of 20 Mbps. Current Asymmetric Digital Subscriber Line ("ADSL") deployment is limited to 8Mbps, even at optimum transfer speeds. ADSL cannot use the existing telephone infrastructure to transmit HDTV transmissions to residences from the telephone central office. The Company envisions the fully developed New Wheel Cu@OCx technology would permit 52Mbps transmissions through copper telephone wire for at least 8,500 feet, which would be adequate bandwidth for HDTV transmission. The ability to deploy broadband transmissions over existing copper wire could eliminate the complexities and costs involved in installing new fiber optic cable to and throughout office buildings and complete the last leg of "Fiber to the Curb".

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

RESULTS OF OPERATIONS
---------------------

For the Nine Months Ended July 31, 2000 vs. the Nine Months Ended July 31, 1999
-------------------------------------------------------------------------------

       REVENUES. Revenues for the nine months ended July 31, 2000 were approximately $7,700. Revenues for the nine months ended July 31, 1999 were approximately $82,000 due to revenue recognized from film and video library productions.

       OPERATING EXPENSES. Operating expenses include amortization of project costs, writedown of project costs, depreciation of property and equipment, compensatory element of stock issuances, acquired in-process research and development expenses, research and development expesnes, and selling, general and administrative costs. Total operating expenses increased from $936,000 for the nine months ended July 31, 1999 to $10,208,000 for the nine months ended July 31, 2000. The increase was principally related to an increase in compensatory element of stock issuances of $2,364,000, a $6,050,000 charge to earnings for acquired in-process research and development costs, research and development costs of $363,000 related to our New Wheel subsidiary and an increase of $607,000 in selling, general and administrative expenses, as a result of our increased in our corporate infrastructure.

       The acquired in-process research and development costs were associated with the acquisitions of New Wheel Technology ($6,000,000) and Impact Pictures ($50,000). Included in the acquisition of New Wheel Technology was 2,500,000 shares, valued at $5,000,000, that were issued and are being held in escrow. The shares will be released from escrow upon the achievement of certain technological development milestones. If these technological milestones are not met, the shares will be returned to the Company.

       OTHER EXPENSES. Other operating expenses included amortization of unearned financing fees and interest expense. Total other expenses increased from $-0- for the nine months ended July 31, 1999 to $170,000 for the nine months ended July 31, 2000.

For the Three Months Ended July 31, 2000 vs. the Three Months Ended
July 31, 1999
-------------------------------------------------------------------

       REVENUES. Revenues for the three months ended July 31, 2000 were approximately $900. Revenues for the three months ended July 31, 1999 were approximately $38,000.

       OPERATING EXPENSES. Operating expenses increased from $395,000 for the three months ended July 31, 1999 to $1,395,000 for the three months ended July 31, 2000. The increase was principally related to an increase in compensatory element of stock issuances, of $520,000, and an increase in research and development expenses of $183,000 due to the Company's acquisition of New Wheel Technology and an increase of $232,000 in selling, general and administrative expenses.

       OTHER EXPENSES. Total other expenses increased from $-0- for the three months ended July 31, 1999 to $170,000 for the three months ended July 31, 2000 due to interest expense and amortization of financing costs related to our new line of credit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       Operations have been financed through private sales of common stock resulting in net proceeds of approximately $2,759,000 and $198,000 for the nine months ended July 31, 2000 and July 31, 1999, respectively. In addition, during these periods, a substantial portion of expenses were paid by the issuance of stock.

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

       In consideration of the Intelecon Merger, the former shareholders of Intelecon will receive 500,000 restricted shares of New Visual common stock. An additional 875,000 restricted shares of New Visual common stock will be delivered to an escrow agent and be released to the Intelecon shareholders over a five-year period upon the achievement of certain pre-tax net income milestones.

       Upon the consummation of the Intelecon Merger, Intelecon will be a wholly-owned subsidiary of the Company, and will continue to operate under the Intelecon name. Consummation of the Intelecon Merger is subject to various conditions, including the filing by the Company of an application for listing of its common stock on the NASDAQ Stock Market; the receipt by the Company of a commitment letter from Lilly Beter Capital Group, Ltd. concerning the placement of at least $18 million of debt or equity securities of the Company within 12 months after the closing of the Intelecon Merger; Intelecon's liabilities (excluding capital leases) being no greater than $1.5 million; Intelecon's restructuring of certain obligations that would permit certain Intelecon indebtedness, preferred stock and warrants to be canceled at closing in exchange for the issuance by the Company of no more than 500,000 restricted shares of common stock; and the completion of an audit of Intelecon's 1998 and 1999 financial statements acceptable to New Visual. The Intelecon Merger is also subject to the satisfactory completion of each party's due diligence and requisite board and shareholder approval.

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

JOINT VENTURE PRODUCTION AGREEMENT
----------------------------------

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

                          PART II -- OTHER INFORMATION.

Item 1. Legal Proceedings.

         In September 1999, the Company entered into a merger agreement with Astounding.com, Inc. that provided for the issuance of 10 million (pre-reverse stock split) shares of Company common stock. An individual named Jack Robinson is the sole shareholder of Astounding.com, Inc. The closing of the merger was conditioned on, among other things, shareholder approval and at least $1 million of debt or equity financing being contributed to the Company. The merger has not closed, and the Company terminated this Agreement in February 2000.

         In March 2000, the Company filed a lawsuit in state district court in Dallas, Texas against Astounding.com and Jack Robinson relating to the merger agreement. In this lawsuit the Company alleges breach of contract, fraud, unconscionability and negligent misrepresentation with respect to the merger agreement. The Company is seeking a court order confirming that the merger agreement is null and void and an award of unspecified damages, court costs and attorneys' fees. Robinson and Astounding.com have filed a counterclaim against New Visual alleging breach of contract and unjust enrichment. The Company denies liability and intends to vigorously prosecute its claim and defend itself against the counterclaim.


Item 2. Changes in Securities and Use of Proceeds.

               (a)      Not applicable.
               (b)      Not applicable
               (c) The Company issued 423,832 shares of its common stock in the preceding fiscal quarter, in transactions exempt from registration under
                        Section 4(2) of the Securities Act of 1933, as amended. See Note 6 to the Financial Statements attached hereto.
               (d)      Not applicable.

Item 3. Defaults Upon Senior Securities.

               Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

         The Company submitted the following matters to a vote of its security holders at its annual meeting that was held on May 31, 2000:

         (a) The Company's shareholders were asked to vote for the election of Lilly Beter, John Howell, Celso B. Suarez, Jr., Ray Willenberg, Jr., and C. Rich Wilson III to hold office until the 2001 Annual Meeting of Shareholders. The shareholders elected each director with 81,359,621 votes cast for, no votes cast against, and 364,544 absentions.

         (b) The Company's shareholders were asked to approve an Amendment to Article IV of the Company's Articles of Incorporation to effect a 1:4 reverse stock split, to decrease the number of authorized shares of the Company's preferred stock from 200,000,000 to 15,000,000, and to decrease the par value of such preferred stock from $30.00 to $0.01 per share. This amendment to the Company's Articles of Incorporation was approved with 78,313,611 votes cast for, 3,257,554 votes cast against, and 153,000 abstentions.

         (c) The Company's shareholders were asked to ratify the selection of Tabb, Conigliaro & McGann, P.C. as the Company's independent auditors for the year ending October 31, 2000. The shareholders ratified the selection of the independent auditors with 81,004,655 votes cast for, 306,602 votes cast against; and 232,008 abstentions.

         (d) The Company's shareholders were asked to approve the Company's 2000 Omnibus Securities Plan. The 2000 Omnibus Securities Plan was approved with 80,587,525 votes cast for, 1,141,212 votes cast against, and 446,108 abstentions.

Item 5. Other Information.

               Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

               (a)      Exhibits.

                  3.1      Restated Articles of Incorporation(1).

                  3.2      Bylaws(2).

                  4.1      Specimen Stock Certificate(3).

                  4.2 Rights Agreement by and between New Visual Entertainment, Inc. and First Union National Bank, dated August 9, 2000(4).

                  10.1 Client Service Agreement by and between the Company and Continental Capital and Equity Corporation, dated June 7, 2000(5).

                  10.2 Employment Agreement by and between the Company and John Howell, dated June 20, 2000(5).

                  10.3 Form of Credit Agreement dated June 29, 2000 by the Company and each of the following trusts: Epics Events Trust, Ltd.; Exodus Systems Trust, Ltd.; Prospect Development Trust, Ltd.; Pearl Street Investments Trust, Ltd.; and Riviera Bay Holdings Trust, Ltd.(5).

                  10.4 Form of Note dated June 29, 2000 executed by the Company in favor of each of the following trusts:
                           Epics Events Trust, Ltd.; Exodus Systems Trust, Ltd.; Prospect Development Trust, Ltd.; Pearl Street Investments Trust, Ltd.; and Riviera Bay Holdings Trust, Ltd.(5).

                  27.1     Financial Data Schedule (5).


         (b)      Reports on Form 8-K.

                           Form 8-K filed May 17, 2000

--------------

(1) Previously filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB/A filed on May 1, 2000.
(2) Previously filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-KSB/A filed on May 1, 2000.
(3) Previously filed as Exhibit 4.1 to the Registrant's Annual Report on Form 10-KSB/A filed on May 1, 2000.
(4) Previously filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A, filed on August 10, 2000.
(5)   Filed herewith.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:   September 14, 2000



                                         NEW VISUAL ENTERTAINMENT, INC.
                                         (Registrant)





                                         /s/ Ray Willenberg, Jr.
                                         -------------------------------
                                         Chief Executive Officer