Form 10KSB
period 2000-10-31
NEW VISUAL ENTERTAINMENT INC
filed 2001-01-29
CIK 1026595

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                   FORM 10-KSB
                               ------------------

(MARK ONE)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD __________ TO __________

                         COMMISSION FILE NUMBER 0-21785

                         NEW VISUAL ENTERTAINMENT, INC.
           (Name of small business issuer as specified in its charter)

              UTAH                                       95-4543704
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)

       5920 FRIARS ROAD
          SUITE 104
    SAN DIEGO, CALIFORNIA                                  92108
    (Address of principal                                (Zip Code)
      executive offices)

         Issuer's telephone number, including area code: (619) 692-0333

    Securities Registered Pursuant to Section 12(b) of The Exchange Act: None
      Securities Registered Pursuant to Section 12(g) of The Exchange Act:

                          Common Stock, $.001 Par Value
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $12,200

As of December 29, 2000, 24,229,691 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates on December 29, 2000 was approximately $59,192,058.

                    Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

         New Visual Entertainment, Inc. ("New Visual," the "Company," "we," "our" or "us") has developed a proprietary technology for significantly extending the range over which high-speed digital signals can be transmitted over metallic media, such as the world's existing network of copper telephone wires.

         Through our New Wheel Technology, Inc. subsidiary ("New Wheel"), we intend to design, develop, manufacture, license and market products based upon our proprietary technology, known as Cu@OCx. We believe that products using our Cu@OCx technology will enable expanded delivery of wireline broadband technologies such as asynchronous digital subscriber line ("ADSL") and very high bit-rate digital subscriber line ("VDSL"), and will permit improved bandwidth over local area networks ("LANs"). We also believe that products based upon our technology will enable delivery over copper wire of transmissions at high speeds that are presently only attainable over fiber optic synchronous optical networks ("SONETs").

         We also produce and distribute 2-D and 3-D filmed entertainment. During the 2000 fiscal year, we entered into a joint venture to produce a 2-D feature length, storm chasing adventure film for mainstream theatrical release. In connection with the filming of this motion picture, we began production of a 3-D behind-the-scenes short film for special venue and home video distribution. During our 2000 fiscal year, we also produced a 3-D short film in Maui as a promotional teaser for Liquid Force Kiteboards and Kites that captures the thrill and challenge of the extreme air and water sport known as "Kiteboarding." Management has determined to focus its efforts and our financial and other resources on our broadband business. We intend, however, to complete our projects under development and continue to distribute our existing library of 3-D content.

         Our Impact Multimedia, Inc. subsidiary ("Impact Multimedia") is a full service production studio capable of producing CD-ROM, DVD, or web-based multimedia presentations utilizing the most advanced technologies in animation, graphics design, compression, digital audio, motion capture, digital video and vector-based graphics for corporate, commercial, and consumer applications. During 2000, Impact Multimedia produced multimedia sales demos, business card size CD's, direct mailers, and animated websites. Management has determined to focus its efforts and our financial and other resources on our broadband business and to significantly curtail the business operations of Impact Multimedia in 2001. While Impact Multimedia may continue to produce content for our other business units, we do not anticipate that Impact Multimedia will conduct business for third parties during the 2001 fiscal year.

         Our executive offices are located at 5920 Friars Road, Suite 104, San Diego, California, and our telephone number at that address is (619) 692-0333.

OUR TELECOMMUNICATIONS BUSINESS

         THE BROADBAND BOTTLENECK

         In recent years, demand has increased significantly for high-speed access to multimedia information and entertainment content, consisting of voice, video and data. Both consumers and businesses are increasingly seeking high-speed broadband access in order to take advantage of the dramatic growth of the Internet and increased use of the World Wide Web for communicating and accessing information, e-commerce, and data-intensive applications such as telecommuting and networking between branch offices. Rapid growth in the number of Internet users and the demand for bandwidth-intensive content has created bottlenecks on existing communications networks, especially over the "last mile" of the legacy communications infrastructure. This "last mile" is known as the "local loop," where end users connect to the local telephone networks' central office.

         As the volume of traffic has increased, consumers have become increasingly frustrated with the performance of telephone dial-up connections that are typically limited to data rates of 28.8 kilobits per second ("kbps") to 56 kbps. Businesses also are seeking faster access to broadband content as the convergence of voice, video and data, and increasing volumes of electronic traffic, have placed new demands on existing LAN technologies and infrastructures.

         In response to the challenge to provide high-speed access for both consumers and businesses, telecommunications service providers have been significantly increasing the data transmission speed and capacity of the core infrastructure, or "backbone," that links their central office locations. Over the last few years, service providers also have begun to make progress in improving speed and capacity along the local loop, which continues to limit high-speed data transmission because the twisted pair copper wires that comprise the local loop were designed for lower speed analog voice traffic, rather than high-speed digital transmission.

         Because it is impractical to replace the existing copper wire infrastructure, many companies are promoting solutions to enable broadband communications over the local loop, such as the various digital subscriber line ("DSL") technologies. Still others are sponsoring alternative means for providing high-speed data communications such as wireless, satellite, fiber optic and cable modem technologies.

         BROADBAND OPPORTUNITIES OVER METALLIC MEDIA

         We believe that substantial business opportunities exist for companies that can enable broadband solutions over metallic media such as the existing copper wire telephone network. Worldwide, this network contains over 750 million copper wires, and currently delivers to end users most of the world's telephone traffic and much of its broadband access. Virtually every home and business in the United States is served with an existing copper wire connection. Virtually every LAN cable involves the transmission of data over metallic media.

         We believe that the existing worldwide copper wire base offers significant advantages over alternative technologies as a medium for providing broadband access:

         o LOW COST DEPLOYMENT. First, these solutions enable the service provider to leverage a huge existing infrastructure, and avoid the high costs associated with replacing the local loop with fiber, laying new cable or upgrading existing cable connections, or deploying relatively new wireless or satellite communications technologies. Because DSL uses the existing local loop, it can be less expensive to deploy than other high-speed data transmission technologies. In the LAN market, which is primarily based on the Ethernet protocol, businesses would prefer to address new demands for high-speed access without having to completely replace their wire-based Ethernet cabling.

         o RAPID DEPLOYMENT. Because virtually every home and business in the United States, and many throughout the world, have installed copper telephone wire connections, copper wire-based broadband solutions can be rapidly deployed to a large number of potential end users.

         o LIMITED SERVICE DEGRADATION AND IMPROVED SECURITY OVER ALTERNATIVE TECHNOLOGIES. DSL is a point-to-point technology that connects the end user to the service provider's central office or to an intermediate hub over a copper telephone wire. DSL therefore does not encounter service degradation as other subscribers are added to the system, and allows a higher level of security. Alternative technologies, such as cable, are shared systems and may suffer degradation and increased security risk as the number of end users on the system increases.

         THE NEW WHEEL SOLUTION

         We have developed a proprietary technology for significantly extending the range over which high-speed digital signals can be transmitted over metallic media, such as the world's existing network of copper telephone wires. We have named this technology "Cu@OCx." "Cu" is the symbol for copper in the periodic table of elements, and "OCx" denotes a variety of optical carrier ("OC") rates we believe will be enabled by our technology. Cu@OCx digital transmission equipment will be designed to work on existing telephone and LAN cabling comprised of either twisted copper pairs or coaxial cable.

         The Cu@OCx technology is a "line driver" and consists of line code and a pair of devices that send and receive data over metallic transmission lines. Products based upon Cu@OCx will perform the line driver functions, but have the ability to send and receive high-speed data over greater distances than currently available technologies. The distances attainable by transmissions using Cu@OCx technology will vary depending upon the transmission rate. We believe the technology will enable extended-range transmission at a wide variety of transmission speeds. To date, our development efforts have focused upon transmission of data at 52 Mbps, which are the VDSL and OC1 transmission rates. While VDSL transmissions typically sustain speeds of 52 Mbps for only 1,000 feet, our internal tests have demonstrated that Cu@OCx technology will permit the transmission of data at VDSL speeds for at least 9,000 feet.

         We believe that products based upon Cu@OCX technology will enable providers of broadband services to:

         o ENHANCE THEIR OFFERING OF CONVERGENT SERVICES. By way of illustration, we believe that deployment of Cu@OCx-enabled VDSL would permit the transmission of television, telephone and Internet access services over existing telephone lines to a large number of consumers.

         o REACH MORE CUSTOMERS. Cu@OCx technology could permit service providers such as telephone companies and other DSL providers to reach more customers as a result of the extended range of their data transmissions. For example, VDSL services are presently unavailable to a large number of potential residential consumers that reside more than 1,000 feet from the central office. Similarly, while standard ADSL services have a range of 12,000 feet, capacity decreases the farther the end user is from the central office.

         o LOWER COSTS BY USING EXISTING INFRASTRUCTURE. By deploying Cu@OCx-enabled products, we believe that service providers will be able to reduce their technology investment. Because our technology will increase the range of transmission over copper, providers could provide enhanced broadband services to larger markets, yet continue to utilize the existing copper infrastructure and existing technologies.

         OUR MARKETS AND PRODUCTS

         We believe that products incorporating Cu@OCx technology can enable broadband services in at least three distinct markets:

         o        High-Speed Networking;
         o        Telephony and Telecommunications (i.e., the xDSL market); and
         o Industrial/Commercial and Military Applications (which we refer to as the "OCx" market, which represents a variety of OC rates over fiber optic technologies).

We intend to develop core technology, equipment, and integrated circuit-based solutions that address each of these markets. While our target markets have differing technological needs that are often industry-specific, the basic requirements remain the same:

         o        Send digital information farther and faster;
         o        Utilize inexpensive, if not existing, infrastructure; and
         o        Reduce cost of implementation.

In order to develop and expand our business in each market, our goal will be to develop integrated circuit ("IC") or equipment designs that will:

         o enable fast and easy installation and deployment by service providers;
         o        permit interoperability among multiple vendors and platforms.

         HIGH-SPEED NETWORKING

         A LAN is a communications network made up of servers, workstations, a network operating system and a communications link that serves users within a confined geographical area. Ethernet is the predominant computer networking protocol and describes rules by which devices connected to a LAN communicate. Ethernet standards have been established for different data rates (10, 100 and 1000 megabits per second ("Mbps") and transmission media (copper, fiber and coax cabling). 100 Mbps Ethernet is referred to as Fast Ethernet, and 1000 Mbps Ethernet is referred to as Gigabit Ethernet. The typical range of Gigabit Ethernet transmissions is 100 meters.

         We believe that Cu@OCx technology will extend the range of transmissions over copper cabled LANs, and intend to conduct research and development into the application of the technology in the LAN market. We anticipate the future development of products to service this market at Gigabit Ethernet and potentially higher rates.

         xDSL

         Digital Subscriber Line, commonly known as xDSL, is a group of broadband technologies that use the copper twisted pair wiring in the existing telephone local loops to deliver high speed data transmission. xDSL technology employs sophisticated digital signal processing technologies to achieve high-speed data transmission over copper telephone wires. Symmetric transmission technologies, such as high bit rate DSL ("HDSL"), symmetric DSL ("SDSL") and multi-rate symmetric DSL ("MSDSL"), provide equal data transmission rates between the central office and the end user. These technologies therefore are most ideally suited for applications that require equal data transmission rates in both directions. Asymmetric transmission technologies, such as ADSL and VDSL, provide greater downstream transmission rates towards the end user than upstream from the end user. Applications most efficiently served by asymmetric technologies include Internet access where data traffic flows primarily downstream.

         Deployment of DSL by service providers accelerated rapidly in 1999. Numerous service providers are deploying ADSL and SDSL in selected areas in North America, Europe and Asia. For the most part, ADSL is targeted towards residential customers, while SDSL is offered to business customers. The major Internet service providers also are embracing xDSL technologies.

         While ADSL and SDSL can provide high-speed Internet access and multi-line voice, neither of these technologies is well suited for transmission of entertainment quality video. VDSL is the latest xDSL technology to address this need. Companies are beginning to deploy VDSL in the United States and Canada, although these introductions are presently severely limited by the 1,000 foot range over which full-rate VDSL can be transmitted. VDSL speeds can, however, enable telephone companies to offer broadband service that would deliver voice, video and data services to the home over their existing wiring infrastructure.

         Our initial research and development efforts have focused on the xDSL market. We believe that our first Cu@OCx product will consist of ICs or equipment consisting of a line card to be deployed at the central office and a modem card for use at the end user's premises. We intend to develop products to enable xDSL transmissions at 8 Mbps for 18,000 feet and 52 Mbps for 12,000 feet. At present, our internal tests have shown that Cu@OCx technology will permit 52 Mbps transfer rates over at least 9,000 feet.

         OCx

         We intend to conduct research and development into applications of the Cu@OCx technology that would enable the transmission of high speed data over copper wire at a variety of SONET rates. To date, such speeds (other than OC1) are only attainable over fiber optic lines. We intend to develop an OC1 (52
Mbps) product initially, and to conduct research into the possible development of products using the following SONET rates:

         o        OC3 (155.52 Mbps)
         o        OC12 (622.08 Mbps)
         o        OC48 (2.488 Gbps)

At present, transmission at these SONET rates is available only over expensive fiber optic lines.

         OUR STRATEGY

         Our objective is to rapidly deploy Cu@OCx-based products in our target markets, and to continue to conduct research and development in additional applications for our technology. We believe that the most prudent strategy for deploying our technology will involve licensing, equipment sales, and IC sales. We may engage in these activities independently, in conjunction with industry partners, or both.

         Potential customers under any of these revenue models will include:

         o manufacturers of communications equipment such as line cards, modems and networking equipment;
         o service providers such as telephone companies, Internet service providers, and other companies providing Internet access, broadband services, tenant services, local or long distance communications services, data transmission services and networking services; and
         o semiconductor chip makers, including companies that either own their own foundry, license core technologies for OEM/private label manufacturing or outsource foundry work for proprietary IC design.

         Revenue from these customers could be generated by our sales of New Wheel-manufactured ICs and chipsets to equipment manufacturers for inclusion in their products; by our sale or licensing of New Wheel-manufactured equipment to service providers, or by our license to chip makers of the "recipe" for chips based upon Cu@OCx technology.

         See also "Management's Discussion and Analysis or Plan of Operations - Plan of Operation" appearing on page 12 of this report.

         COMPETITION

         The market for high-speed telecommunications products is highly competitive, and we expect that it will become increasingly competitive in the future. Our potential competitors consist of some of the largest, most successful domestic and international telecommunications companies, such as Texas Instruments, and other companies with well-established reputations in the broadband telecommunications industry, such as Broadcom. These and our other potential competitors possess substantially greater name recognition, financial, sales and marketing, manufacturing, technical, personnel, and other resources than we have.

         We believe we will be able to compete with these companies because our products will provide advantages not otherwise available, most notably the ability to significantly extend the range of broadband transmission over metallic media. It is therefore possible that our products will enhance the broadband solutions of some of our competitors, and that these competitors could become our customers or business partners.

         Although we believe we will be able to compete based on the special features of our products, our products will incorporate new concepts and may not be successful even if they are superior to those of our competitors.

         In addition to facing competition from providers of LAN and xDSL-based products, our products will compete with products using other broadband technologies, such as cable modems, wireless, satellite and fiber optic telecommunications technology. Commercial acceptance of any one of these competing solutions could decrease demand for our products.

         We also face competition from new technologies that are currently under development that may result in new competitors entering the market with products that may make ours obsolete. We cannot entirely predict the competitive impact of these new technologies and competitors.

         MANUFACTURING AND SUPPLIERS

         We may contract with third party manufacturers to produce our products and will rely on third party suppliers to obtain the raw materials essential to our products' production. Manufacturing our products will be a complex process and we cannot assure you that we will not experience production problems or delays. Any interruption in operations could materially and adversely affect our business and operating results.

         There may be a limited number of suppliers of some of the components necessary for the manufacture of our products. The reliance on a limited number of suppliers, particularly if such suppliers are foreign, poses several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery of components. We cannot assure you that we will be able to obtain adequate supplies of raw materials. Certain key components of our products may involve long lead times, and in the event of an unanticipated increase in the demand for our products, we could be unable to manufacture certain products in a quantity sufficient to satisfy potential demand. If we cannot obtain adequate deliveries of key components, we may not be able to ship products on a timely basis. Delays in shipment could damage our relationships with customers and could harm our business and operating results.

         INTELLECTUAL PROPERTY

         We have patents pending on our core technology in the United States; however, these patents have not been granted and we cannot assure you that they will be. We intend to file additional patents on various aspects of our technology in the United States and in various foreign countries.

         Our success and ability to compete is dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secrets, and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology.

         Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. However, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Any such resulting litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. Any failure by us to meaningfully protect our property could have a material adverse effect on our business, financial condition and operating results.

         To date, we have not been notified that our products infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement with respect to our current or future products. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, financial condition and operating results. See "Risk Factors - We May Be Unable to Adequately Protect Our Proprietary Rights Or May Be Sued By Third Parties For Infringement Of Their Proprietary Rights."

         GOVERNMENT REGULATION

         The telecommunications industry is subject to extensive regulation by federal and state agencies, including the Federal Communications Commission, or FCC, and various state public utility and service commissions. Although such regulation does not presently affect us directly, it may negatively impact our business to the extent it adversely affects our customers, manufacturers or suppliers. Regulations affecting the availability of broadband access services generally, the terms under which telecommunications service providers conduct their business, and the competitive environment among service providers, for example, could have a negative impact on our business.

OUR 2-D AND 3-D FILM BUSINESS

         In addition to our telecommunications business, we produce and distribute 2-D and 3-D filmed entertainment. From 1996 through February 2000, our business focused exclusively on the production and distribution of 3-D films for special venue markets, such as theme parks, amusement parks, family entertainment centers and casinos. To date, we have produced five completed 3-D films: "Edge of Reality." "Beyond 3D," "A Day at the Beach," "Wonder in Belize" and "3DBW (Big Waves of Surfing)." We also filmed "Miss Hawaiian Tropic 1999" and "Game On," a paintball film.

         We utilize a low cost 3-D production and exhibition technology. This technology enables us to produce and show our brand of 3-D films at costs roughly 15% to 25% of industry leading competitors such as IMAX. We use a patented dual element, single lens system in connection with the production of our 3-D motion pictures, and own one of six 3-D video cameras in the world capable of giving broadcast 3-D quality to television.

         During our 2000 fiscal year, we entered into an agreement to produce our first 2-D feature length motion picture for mainstream theatrical release. We also began filming a 3-D behind-the-scenes short subject related to this film, and completed a 3-D short film as a promotional teaser for a kiteboard manufacturer. While we intend to focus our efforts and resources in the future on our telecommunications business, we also intend to complete our projects under development and continue to distribute our existing library of 3-D content.

         TOP SECRET SURF FILM

         In April 2000, we entered into a joint venture with Dana Brown, Bruce Brown, and John-Paul Beeghly to produce a 2-D feature length, storm chasing adventure film for mainstream theatrical release. The motion picture, which began filming this year in Costa Rica, Hawaii, Texas and Michigan, will feature an ambitious pursuit of global storm systems to chronicle the world's greatest surfing adventures with many of the world's most well-traveled athletes. The film has the working title "Top Secret Surf Film," and is being written, produced and directed by Dana Brown, Bruce Brown and John-Paul Beeghly. We presently expect the film to be released in 2002.

         "Top Secret Surf Film" continues the tradition of Academy Award-nominated director Bruce Brown's classic surf documentary film, "Endless Summer," which is the second highest grossing documentary film of all time, and Bruce and Dana Brown's mainstream sequel, "Endless Summer 2," which grossed more than $10 million in its first year of theatrical distribution. Bruce Brown is one of our directors. See "Certain Relationships and Related Transactions."

         Under the terms of our joint venture, we agreed to finance the production of the film for up to $2,250,000. Upon its release, we will receive all revenues generated by the film until we recover 100% of our initial investment. After we recoup our investment in the venture, 50% of the net profits generated by the film will be paid to us.

         In connection with the filming of this motion picture, we also began production of a 3-D behind-the-scenes short film for special venue and home video distribution.

         PURE PICKLE

         During our 2000 fiscal year, we also produced a 3-D short film in Maui as a promotional teaser for Liquid Force Kiteboards and Kites that captures the thrill and challenge of the extreme air and water sport known as "Kiteboarding." "Pure Pickle" was a joint venture between us and Liquid Force. We own an 85% interest in film rights and a 15% interest in video rights for the work.

OUR EMPLOYEES

         We currently have 13 full-time employees and one part-time employee. We also have four independent contractors engaged in research and development. We may, from time to time, supplement our regular work force as necessary with temporary and contract personnel. None of our employees are represented by a labor union. We believe we have a good relationship with our employees.

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

         This report (including the foregoing "Description of Business" and the section below entitled "Management's Discussion and Analysis and Plan of Operations") contains forward-looking statements that involve risks and uncertainties. You should exercise extreme caution with respect to all forward looking statements contained in this report. Specifically, the following statements are forward-looking:

         o statements regarding our overall strategy for deploying our proprietary technology, including without limitation our intended markets and future products;

         o        statements regarding our research and development efforts;

         o statements regarding the plans and objectives of our management for future operations, including, without limitation, the statements on pp. 12-13 below under the heading "Plan of Operation," the production of products incorporating our technology and the size and nature of the costs we expect to incur and the people and services we may employ;

         o statements regarding the future of broadband communications and opportunities therein, our competition or regulations that may affect us;

         o statements regarding our ability to compete with third parties;

         o any statements using the words "anticipate," "believe," "estimate," "expect," "intend," and similar words; and

         o        any statements other than historical fact.

         We believe that it is important to communicate our future expectations to our shareholders. Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed in "Risks Associated with Our Business." Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described in this report. There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

ITEM 2.  PROPERTIES.

         Our corporate headquarters are located at 5920 Friars Road, Suite 104, San Diego, California. This property is occupied under a five-year lease that commenced on February 1, 2000. We believe that this space will meet our administrative needs for at least the next 12 months.

         We also lease space for our wholly-owned subsidiary, New Wheel Technology, Inc. in Livermore, California. This property is located at 2456 Armstrong Street in Livermore, California and includes administrative offices and research and development space. This property is occupied under a two-year lease that commenced on March 1, 2000. We believe that we will need to obtain additional research and development and engineering space (and, if required, any alternative or other additional space) during the next 12 months. We believe that such additional space will be available to us on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

         On March 22, 2000, we filed a lawsuit in the State District Court in Dallas, Texas against Astounding.com, Inc. and Jack Robinson. Our complaint alleges that, among other things, Astounding.com, Inc. and Robinson breached certain contractual obligations made to us and engaged in negligent and/or fraudulent misrepresentation to induce us to enter into a merger agreement. We are seeking a court order confirming that the merger agreement is null and void, and an award of unspecified damages, court costs and attorneys fees. Robinson and Astounding.com have filed a counterclaim against us alleging breach of contract and unjust enrichment and seeking unspecified damages, court costs and attorney fees. We have denied liability and intend to vigorously prosecute our claim and defend ourselves against the counterclaim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the three months ended October 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         Our common stock is currently traded on the Nasdaq Stock Market's over-the-counter bulletin board (the "OTC Bulletin Board") under the trading symbol "NVEI."

         The following table shows the quarterly high and low bid prices and high and low ask prices for our common stock over the last three fiscal years, as reported on the OTC Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions. All prices have been adjusted to give effect to the 1-for-4 reverse stock split we effected in June 2000 (the "Reverse Stock Split").


                                                    BID                         ASK
                                             HIGH        LOW              HIGH       LOW
                                             ----        ---              ----       ---
NOVEMBER 1999 THROUGH OCTOBER 2000
     First Quarter                         $  3.69    $    .63          $  4.00    $   .88
     Second Quarter                          30.88        2.69            31.00       3.25
     Third Quarter                           19.75        5.63            20.13       6.00
     Fourth Quarter                          13.56        6.88            13.69       7.25

NOVEMBER 1998 THROUGH OCTOBER 1999
     First Quarter                             .07         .03              .13        .03
     Second Quarter                            .06         .03              .06        .03
     Third Quarter                             .22         .03              .32        .03
     Fourth Quarter                           1.08         .19             1.48        .24

NOVEMBER 1997 THROUGH OCTOBER 1998
     First Quarter                             .19         .10              .31        .11
     Second Quarter                            .14         .06              .19        .06
     Third Quarter                             .13         .06              .31        .06
     Fourth Quarter                            .08         .02              .11        .04


HOLDERS

         As of December 29, 2000, the approximate number of record holders of our Common Stock was 719, an undetermined number of which represent more than one individual participant in securities positions with us.

DIVIDENDS

         We have not declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. Payment of dividends on the common stock is within the discretion of our Board of Directors. The Board currently intends to retain future earnings, if any, to finance our business operations and fund the development and growth of our business. The declaration of dividends in the future will depend upon our earnings, capital requirements, financial condition, and other factors deemed relevant by the Board.

RECENT SALES OF UNREGISTERED SECURITIES

         During our past two fiscal years, we sold unregistered securities and issued unregistered securities in consideration for services rendered and in connection with acquisitions as described in Note 6 to our Financial Statements appearing in this report.

         During our fiscal year ended October 31, 1998, we sold unregistered securities and issued unregistered securities in consideration for services rendered and in connection with acquisitions as follows:

         o we issued an aggregate of 1,631,994 shares of Common Stock for consideration totaling $463,312;
         o we issued a total of 1,198,125 shares of Common Stock for officers' compensation and directors' fees totaling $739,826;
         o we issued a total of 250,000 shares of Common Stock valued at $50,000 for a subsequently aborted acquisition;
         o we issued a total of 86,750 shares of Common Stock totaling $19,200 in consideration for professional services rendered to us by third parties; and
         o we issued a total of 852,500 shares of Common Stock totaling $161,500 as repayment of debts owed by us to third parties.

         All share information above has been adjusted to give effect to the Reverse Stock Split. All transactions described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of such Securities Act as transactions by an issuer not involving any public offering. All of the securities issued in these transactions contained a restrictive legend to the effect that they could not be sold or transferred without registration or an applicable exemption.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         The following discussion should be read in conjunction with our Financial Statements appearing on pages F-1 through F-30 of this report.

PLAN OF OPERATION

         Prior to November 1, 1999, we were principally engaged in the business of producing and distributing 3-D films, utilizing a low cost 3-D production and exhibition technology. In November 1999, we refocused our business plan to pursue certain new content telecommunications technologies. In accordance with this plan, we acquired New Wheel in February 2000 (see Note 2 to our Financial Statements included in this report), and focused our financial and other resources on continuing their research and development activities. As a result of this change in our business focus, we became a development stage company commencing November 1, 1999.

         We have developed a proprietary technology for significantly extending the range over which high-speed digital signals can be transmitted over metallic media, such as the world's existing network of copper telephone wires. Through our New Wheel subsidiary, we intend to design, develop, manufacture, license and market products based upon this proprietary technology, known as Cu@OCx.

         While we intend to focus our efforts and resources on our broadband business, we also intend to complete our filmed entertainment projects under development and continue to distribute our existing library of 3-D content. During the 2000 fiscal year, we entered into a joint venture to produce a 2-D feature length, storm chasing adventure film for mainstream theatrical release. In connection with the filming of this motion picture, we began production of a 3-D behind-the-scenes short film for special venue and home video distribution. During our 2000 fiscal year, we also produced a 3-D short film in Maui as a promotional teaser for Liquid Force Kiteboards and Kites that captures the thrill and challenge of the extreme air and water sport known as "Kiteboarding."

         Our plan of operation for the 2001 fiscal year will consist of activities principally aimed at:

o Expanding our technology research and development efforts to include, among other things, continued distance testing, emerging market applications, and engineering design;

o Expanding our research and development team to include additional digital signal processor ("DSP") engineers, analog engineers, PC board designers, lab technicians, and other staff;

o Developing an infrastructure to support our future product development, manufacturing, sales and marketing efforts;

o Designing and producing field test equipment for demonstration and trial purposes;

o        Reducing some hardware components of our decoding system to DSP design;

o Conducting field tests (consisting initially of bit error rate testing only) on local loop test facilities with telephone companies;

o Conducting field trials with potential customers in real world settings;

o Conducting marketing and communications campaigns, including technical publications, white papers, branding and identity awareness, and media and public relations campaigns;

o Evaluating the potential fall trade show schedule in anticipation of the Cu@OCx technology debut;

o Completing initial product designs and beginning equipment production for sale; and

o Investigating and, if appropriate, pursuing definitive agreements for acquisitions believed by the Board to be consistent with our plan to design, develop, manufacture, license and market products based upon Cu@OCx technology.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATION

Comparison of the Year Ended October 31, 2000 and the Year Ended October 31,
----------------------------------------------------------------------------
1999
----

         REVENUES. Revenues for the fiscal year ended October 31, 2000 were approximately $12,200. Revenues for the fiscal year ended October 31, 1999 were approximately $130,000 due to revenue recognized from film and video library productions.

         OPERATING EXPENSES. Operating expenses include amortization of project costs, writedown of project costs, depreciation of property and equipment, compensatory element of stock issuances, acquired in-process research and development expenses, research and development expenses, and selling, general and administrative costs. Total operating expenses increased to approximately $12,301,000 for fiscal 2000, from $2,174,360 for fiscal 1999. The increase was principally related to an increase in compensatory element of stock issuances of $2,152,000, a $6,050,000 charge to earnings for acquired in-process research and development costs, research and development costs of $815,000 related to our New Wheel subsidiary and an increase of $1,230,000 in selling, general and administrative expenses due to increases in our corporate infrastructure.

         The acquired in-process research and development costs were associated with the acquisitions of New Wheel ($6,000,000) and Impact Multimedia ($50,000) and represent the value of the common stock issued in connection with the acquisitions. The acquisition of New Wheel included 3,000,000 shares of common stock, valued at $6,000,000, 2.5 million shares of which are being held in escrow pending the achievement of certain technological development milestones. If these technological milestones are not met, the shares will be returned to us. The acquisition of Impact Multimedia was in exchange for 12,500 shares of common stock valued at $50,000.

         OTHER EXPENSES. Other expenses included amortization of unearned financing fees and interest expense. Total other expenses increased from $-0-for fiscal 1999 to $436,000 for fiscal 2000.

         LIQUIDITY AND CAPITAL RESOURCES

         Operations have been financed through private sales of common stock and loans, resulting in net proceeds of approximately $4,071,000 and $863,000 for the fiscal year ended October 31, 2000 and the fiscal year ended October 31, 1999, respectively. In addition, during these periods, a substantial portion of expenses were paid by the issuance of stock.

         In April 2000, we entered into a joint venture production agreement to produce a feature length film for theatrical distribution. Under the agreement, we will provide the funding for the production in the amount of $2,250,000 and, in exchange, we will receive 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to our initial investment of up to $2,250,000. The film is to be completed and ready for a Summer 2002 release. We have agreed to deposit into a separate account, on a monthly basis, funds to assure a minimum balance of $200,000 at the beginning of each month, until the total of $2,250,000 has been deposited into the account. As of October 31, 2000, we had funded approximately $585,000 of the production costs towards this project.

         Research and development expenses related to operations of our New Wheel subsidiary totalled $815,000 for fiscal 2000.

         On November 17, 2000, and as amended on January 22, 2001, we entered into a private placement agreement with various investors, to sell $5,000,000 of our common stock in several tranches at a purchase price equal to 87% of the average market price of our common stock over the five days preceding the closing of each draw down. We can sell stock to the investors in 5-day intervals not to exceed $500,000 per sale. The investors may refuse to purchase the stock in the event the average purchase price is below $2.00 per share, or if the trading volume of our common stock is below a certain number of shares within the period, or if we sell capital stock in excess of $5,000,000, exclusive of any funding for our pending motion picture project. We may not apply any portion of the draw downs towards payment of any costs related to the production of our pending motion picture project. This agreement terminates on November 17, 2002.

         In addition, the investors received warrants to purchase 4,000,000 shares of common stock to be issued in two series (Series A warrants and Series B warrants). Each Series A warrant can be exercised at a price per share equal to the lesser of $6.00 or 50% of the average of the closing sales price of our common stock over the five consecutive trading days immediately preceding the date of the exercise of the warrants. Each Series B warrant can be exercised at a price per share of $6.00. The Series B warrants have a cashless exercise provision. The warrants expire on November 17, 2003.

         Through October 31, 2000, we received proceeds under this agreement of $415,000 from the investors in consideration of the purchase of 77,248 shares of our common stock.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments -- Deferral of the Effective Date of SFAS Statement No.133" and in June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments -- an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities." As a result of SFAS No. 137, SFAS No. 133 and SFAS No. 138 will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We do not expect that the adoption of this standard will have a material impact on our financial position and results of operations.

         In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments--an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities." SFAS No. 138 will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We do not expect that the adoption of this standard will have a material impact on our financial position and results of operations.

         In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No.25." FIN 44 clarifies the application of Opinion 25 with respect to (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. We adopted FIN 44 effective July 1, 2000. The adoption of the provisions of FIN 44 did not have a material effect on our financial position or results of operations.

         In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We are required to adopt SAB 101 no later than our next fourth fiscal quarter. We are in the process of evaluating the Commission's interpretation of SAB 101, but do not believe that the implementation of SAB 101 will have a material effect on our financial position or results of operations.

         In June 2000, the American Institute of Certified Public Accountants issued Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"). SOP 00-2 changes the accounting standards for costs to produce and distribute film and television properties. We expect to adopt the new standard effective November 1, 2001, and are evaluating the effect that such adoption may have on our financial position and results of operations.

RISKS ASSOCIATED WITH OUR BUSINESS

         WE HAVE A LIMITED OPERATING HISTORY IN THE TELECOMMUNICATIONS INDUSTRY.

         We did not begin the telecommunications business conducted through our New Wheel Technology, Inc. subsidiary until February 2000. Since that time, we have been engaged principally in completing the development and testing of our proprietary Cu@OCx technology and developing our plan of operation. As a result, we have a limited operating history as a telecommunications company that you can use to evaluate our prospects. Our prospects must therefore be considered in light of the risks, uncertainties, expenses, delays and difficulties usually associated with a new business.

         WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT.

         Since inception, we have incurred significant operating losses. We incurred operating losses of $12,289,669 and $2,044,515 for the years ending October 31, 2000 and 1999, respectively. As of October 31, 2000, we had an accumulated deficit of $25,025,349. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect to expend substantial financial resources on research and development, engineering, manufacturing, marketing, sales and administration as we continue to develop and begin to deploy our products. These expenditures will necessarily precede the realization of substantial revenues from sales of our products, which may result in future operating losses.

         WE WILL NEED ADDITIONAL CAPITAL FINANCING IN THE FUTURE.

         We anticipate that our available sources of equity financing, together with our projected cash flow from operations, will be sufficient to fund our current level of operations and capital requirements for at least the next twelve months. Thereafter, implementation of our business plan, or acceleration of such implementation, is likely to require funds not currently available to us. We also may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing. We also may not be able to accelerate the development and deployment of our products, respond to competitive pressures, develop or enhance our products or take advantage of unanticipated acquisition opportunities.

         WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS OR MAY BE SUED BY THIRD PARTIES FOR INFRINGEMENT OF THEIR PROPRIETARY RIGHTS.

         Our success depends significantly on our ability to obtain and maintain patent, trademark and copyright protection for our intellectual property, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. If we are not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products and services, which could harm our business. Currently, we have patents pending on our core technology in the United States; however, these patents have not been granted and we cannot assure you that they will be. We intend to file additional patents on various aspects of our technology in the United States and in various foreign countries.

         We rely on patent protection, as well as a combination of copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions, to protect our proprietary rights, but these legal means afford only limited protection. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries may not protect our proprietary rights as fully as do the laws of the United States. If we litigated to enforce our rights, it would be expensive, divert management resources and may not be adequate to protect our intellectual property rights.

         The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of trade secret, copyright or patent infringement. We may inadvertently infringe a patent of which we are unaware. In addition, because patent applications can take many years to issue, there may be a patent application now pending of which we are unaware that will cause us to be infringing when it is issued in the future. Although we are not currently involved in any intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of our alleged infringement of another's intellectual property, forcing us to do one or more of the following:

         o Cease selling, incorporating or using products or services that incorporate the challenged intellectual property;
         o Obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms; or
         o Redesign those products or services that incorporate such technology.

         A successful claim of infringement against us, and our failure to license the same or similar technology, could adversely effect our business, asset value or stock value. Infringement claims, with or without merit, would be expensive to litigate or settle, and would divert management resources.

         OUR MARKET IS HIGHLY COMPETITIVE AND OUR PRODUCTS, TECHNOLOGY AND BUSINESS MAY NOT BE ABLE TO COMPETE EFFECTIVELY WITH OTHER PRODUCTS OR TECHNOLOGIES.

         The market for high-speed telecommunications products is highly competitive, and we expect that it will become increasingly competitive in the future. Our potential competitors possess substantially greater name recognition, financial, sales and marketing, manufacturing, technical, personnel, and other resources than we have. We will compete with numerous companies with well-established reputations in the broadband telecommunications industry, such as Texas Instruments and Broadcom. Although we believe we will be able to compete based on the special features of our products, our products incorporate new concepts and may not be successful even if they are superior to those of our competitors.

         In addition to facing competition from providers of LAN and xDSL-based products, our products will compete with products using other broadband technologies, such as cable modems, wireless, satellite and fiber optic telecommunications technology. Commercial acceptance of any one of these competing solutions could decrease demand for our products.

         THE BROADBAND TELECOMMUNICATIONS INDUSTRY IS UNDERGOING RAPID TECHNOLOGICAL CHANGES.

         The broadband telecommunications industry is subject to rapid and significant technological change, including continuing developments in networking and xDSL technologies, and alternative technologies for providing high speed data communications such as wireless, satellite, fiber optic and cable modem technologies. The industry is marked by frequent new product introductions and technology enhancements, uncertain product life cycles, changes in client demands and evolving industry standards. As a consequence, our success will depend on our ability to anticipate or adapt to new technology on a timely basis. If we fail to adapt successfully to technological changes or obsolescence or fail to obtain access to important new technologies, our business, prospects, financial condition and results of operations could be materially adversely affected.

         OUR EXECUTIVE OFFICERS AND KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS, AND THESE OFFICERS AND PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE.

         We depend upon the continuing contributions of our key management and product development personnel. The loss of such personnel could seriously harm us. We have entered into employment agreements with Allan Blevins, John Howell, Michael Shepperd and Ray Willenberg, Jr., however, we cannot be sure that we can retain their respective services or those of any other key personnel. In addition, we have not obtained key-man life insurance on any of our executive officers or key employees. Because our Cu@OCx technology is specialized and complex, we need to recruit and retain qualified technical personnel. However, there are many employers competing to hire qualified technical personnel and we have had difficulty attracting and retaining such personnel. We expect to continue to have difficulty hiring and retaining qualified personnel.

         WE WILL DEPEND ON OUTSIDE MANUFACTURING SOURCES AND SUPPLIERS.

         We may contract with third party manufacturers to produce our products and we will depend on third party suppliers to obtain the raw materials necessary for the production of our products. We do not know what type of contracts we will have with such third party manufacturers and suppliers. In the event we outsource the manufacture of our products, we will have limited control over the actual production process. Moreover, difficulties encountered by any one of our third party manufacturers, which result in product defects, delayed or reduced product shipments, cost overruns or our inability to fill orders on a timely basis, could have an adverse impact on our business. Even a short-term disruption in our relationship with third party manufacturers or suppliers could have a material adverse effect on our operations. We do not intend to maintain an inventory of sufficient size to protect ourselves for any significant period of time against supply interruptions, particularly if we are required to obtain alternative sources of supply.

         OUR STOCK PRICE MAY BE VOLATILE.

         The market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control:

         o        Variations in our quarterly operating results;
         o Changes in financial estimates of our revenues and operating results by securities analysts;
         o Changes in market valuations of telecommunications equipment companies;
         o Announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
         o        Additions or departures of key personnel;
         o        Future sales of our common stock;
         o Stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock;
         o        Commencement of or involvement in litigation; and
         o Announcements by us or our competitors of technological innovations or new products.

         In addition, the equity markets have experienced volatility that has particularly effected the market prices of equity securities issued by high technology companies and that often has been unrelated or disproportionate to the operating results of those companies. These broad market fluctuations may adversely effect the market price of our common stock.

          WE DO NOT ANTICIPATE PAYING ANY DIVIDENDS ON OUR COMMON STOCK.

         We have not paid any dividends on our Common Stock since our inception and do not anticipate paying any dividends on our Common Stock in the foreseeable future. Instead, we intend to retain any future earnings for use in the operation and expansion of our business.

         IF WE ARE SUBJECT TO SEC REGULATIONS RELATING TO LOW-PRICED STOCKS, THE MARKET FOR OUR COMMON STOCK COULD BE ADVERSELY EFFECTED.

         The Securities and Exchange Commission has adopted regulations concerning low-priced (or "penny") stocks. The regulations generally define "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our shares are offered at a market price less than $5.00 per share, and do not qualify for any exemption from the penny stock regulations, our shares may become subject to these additional regulations relating to low-priced stocks.

         The penny stock regulations require that broker-dealers who recommend penny stocks to persons other than institutional accredited investors make a special suitability determination for the purchaser, receive the purchaser's written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents that identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules.

         The additional burdens imposed upon broker-dealers by these penny stock requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of our common stock and our shareholders' ability to sell our common stock in the secondary market.

ITEM 7.  FINANCIAL STATEMENTS.

         Our audited Consolidated Financial Statements as of and for the years ended October 31, 2000 and 1999 are included on pages F-1 through F-30 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

         The individuals who serve as our executive officers, directors and key employees are:

NAME                       AGE        POSITION(S) HELD
----                       ---        ----------------

Ray Willenberg, Jr.        49         President, Chief Executive Officer and
                                      Chairman of the Board
C. Rich Wilson III         32         Vice President, Secretary and Director
John Howell                55         Executive Vice President and Director
James Kesaris              51         Chief Financial Officer
Ivan Berkowitz             54         Director(1)
Lilly Beter                66         Director(1)
Bruce Brown                63         Director
Celso B. Suarez, Jr.       44         Director(1)
Allan Blevins              51         President, New Wheel Technology, Inc.
Michael Shepperd           50         Vice President, New Wheel Technology, Inc.
--------------------

(1)      Members of the Audit Committee and the Compensation Committee.

         RAY WILLENBERG, JR. Mr. Willenberg has served as our President, Chief Executive Officer and Chairman of the Board since April 1997, and was elected a director in October 1996. Mr. Willenberg joined us as Vice President and Secretary in 1996. From 1972 to 1995, Mr. Willenberg was Chief Executive Officer of Mesa Mortgage Company in San Diego, California.

         C. RICH WILSON III. Mr. Wilson has served as Vice President, Secretary and a member of our Board of Directors since April 2000. From July 1995 until 1999, Mr. Wilson served as an employee or independent contractor of New Visual, providing marketing, sales and business development services. Since June 1998, Mr. Wilson has also served as the President of Impact Pictures, Inc., which we acquired in December of 1999 and now operates as one of our wholly-owned subsidiaries under the name Impact Multimedia, Inc. In addition to serving as our Vice President and corporate Secretary, Mr. Wilson was recently named Vice President of Marketing for our wholly-owned subsidiary, New Wheel Technology, Inc. From March 1993 through July 1995, Mr. Wilson was National Marketing Manager for Spevco, Inc., a special events marketing firm. Mr. Wilson holds a B.A. in English from the University of North Carolina at Charlotte.

         JOHN HOWELL. Mr. Howell has served as a member of our Board of Directors since April 2000 and as our Executive Vice President since July 2000. >From January 1998 until October 1998, Mr. Howell served as Vice President of TeraGLOBAL Communications Corp., a manufacturer of hardware for the convergence of voice, video and data. From 1997 to 1998, Mr. Howell was Chief Executive Officer of EVERSYS Corporation, a manufacturer of computer equipment. >From 1993 to 1996, Mr. Howell served as Chief Executive Officer of Polar Bear Station No. 1, Inc., an operator of sport fishing boats that did business under the name "Paradise Sport Fishing." Mr. Howell has a B.S. in Aerospace Engineering from Oregon State University.

         JAMES KESARIS. Mr. Kesaris has served as our Chief Financial Officer since January 2001. Mr. Kesaris holds both a B.S. in electrical engineering and a MBA from the University of Illinois. He is also a licensed Certified Public Accountant. Since October 2000, Mr. Kesaris has been a partner in Tatum CFO Partners LLP. From September 1998 until June 2000, he served as Vice President - Finance and Chief Financial Officer of Next Nutrition, Inc., a nutritional supplement company. From January 1995 to July 1998, Mr. Kesaris was Controller of Chromalloy San Diego, a company engaged in the aerospace industry.

         IVAN BERKOWITZ. Mr. Berkowitz was appointed to our Board of Directors in August 2000. Since 1993, Mr. Berkowitz has served as the managing general partner of Steib & Company, a privately held New York-based investment company. Between 1995 and 1997, Mr. Berkowitz served as Chairman of the Board of Directors of Migdalei Shekel. Currently, Mr. Berkowitz serves on the Board of Directors of the following public companies: Propierre, a real estate fund; HMG Worldwide, a manufacturer of point of purchase displays; PolyVision Corporation, a manufacturer of school products and displays; Migdalei Shekel; ConnectivCorp, a deep content provider that facilitates online connections between consumers and health-oriented companies; and NetCurrents, Inc., an Internet intelligence company. He is also the Chairman of the Advisory Board of THCG, Inc., a publicly traded investment banking firm. Since 1989, Mr. Berkowitz has served as President of Great Court Holdings Corporation, a private held New York-based investment company. Mr. Berkowitz holds a B.A. from Brooklyn College, an MBA from Baruch College, City University of New York, and a Ph.D. in International Law from Cambridge University.

         LILLY BETER. Ms. Beter was elected to our Board of Directors in May 2000. For at least five years prior to and until her retirement in June 1999, Ms. Beter was the President of Lilly Beter Capital Group, Ltd., a financial advisory firm with offices in Washington, D.C., New York, California, Florida, Minnesota, Illinois, Gilbraltar and Turks and Caicos Islands. Ms. Beter is no longer an officer or employee of Lilly Beter Capital Group, Ltd. and holds no economic interest in the firm. Ms. Beter is also a member of the American League of Lobbyists and the American Arbitration Association.

         BRUCE BROWN. Mr. Brown has served as a member of our Board of Directors since June 2000. Over the past 30 years, Mr. Brown has been an independent director and producer of motion pictures. He was nominated for an Academy Award in 1971 for directing "On Any Sunday," a motorcycle adventure film starring Steve McQueen. Mr. Brown has earned worldwide distinction as the director and producer of the first of its kind documentary, "Endless Summer," which is the second highest grossing documentary film of all time. Its sequel, "Endless Summer 2," also directed by Mr. Brown, grossed more than $10 million in its first year of theatrical distribution. In association with New Visual, Mr. Brown has begun filming a new surfing adventure film for mainstream theatrical release. Mr. Brown's other movie credits include "Slippery When Wet," "Surfin' Shorts," "Surf Crazy," "Surfin' Hollow Days," "Barefoot Adventure" and "Waterlogged."

         CELSO B. SUAREZ, JR. Mr. Suarez is an attorney in Houston, Texas. He was elected to our Board of Directors in May 2000. From March 1999 until September 1999, Mr. Suarez was Assistant General Counsel of OCS, Inc., a manufacturer of waste processing plants. From 1987 to 1997, Mr. Suarez engaged in private legal practice in Houston, Texas. Mr. Suarez earned his B.S. in Cultural Anthropology from the University of Houston and his law degree from Drake University College of Law.

         ALLAN BLEVINS. Mr. Blevins is President of our wholly-owned subsidiary, New Wheel Technology, Inc. He has served in this capacity since our acquisition of New Wheel Technology in February 2000. Mr. Blevins served as Director of New Technologies for Arescom, Inc., an Internet access router and xDSL manufacturer, from January 1999 to May 1999. From February 1998 to November 1998, he was Director of New Development for Metricom, Inc., a wireless data network provider. From July 1996 to January 1998, Mr. Blevins was employed as a Network Engineer by GE Capital. From December 1994 to June 1996, Mr. Blevins served as an independent telecommunications consultant. He has more than 32 years of experience in design, product management, manufacturing and marketing in the network, telephony and telecommunications industries, as well as a broad understanding of LAN, WAN, MAN transport, Ethernet transport, TCP/IP, ATM, T-Carrier, xDSL, ISDN, Routing, Internet access and other higher layer protocol technologies. Mr. Blevins holds a patent in the field of transmission technology and has served on the ISDN standards committee for the past three years.

         MICHAEL SHEPPERD. Mr. Shepperd is Vice President of our wholly-owned subsidiary, New Wheel Technology, Inc. He has served in this capacity since our acquisition of New Wheel Technology in February 2000. From 1987 to 1999, Mr. Shepperd worked in a consulting capacity designing firmware/software, FPGA, EPLD, VHDL, T-1/E-1 and DSP solutions. Mr. Shepperd has more than 20 years experience in computer systems design, including embedded systems applications, telephony and telecommunications products design and manufacturing. Mr. Shepperd holds a patent in the field of transmission technology and has served on the ISDN standards committee for the past three years.

BOARD OF DIRECTORS; ELECTION OF OFFICERS

         All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Any vacancy occurring in the Board of Directors may be filled by the shareholders, the Board of Directors, or if the Directors remaining in office constitute fewer than a quorum of the Board of Directors, they may fill the vacancy by the affirmative vote of a majority of the Directors remaining in office. A director elected to fill a vacancy is elected for the unexpired term of his predecessor in office. Any directorship filled by reason of an increase in the number of directors shall expire at the next shareholders' meeting in which directors are elected, unless the vacancy is filled by the shareholders, in which case the term shall expire on the later of (i) the next meeting of the shareholders or (ii) the term designated for the director at the time of creation of the position being filled.

         Our executive officers are elected by and serve at the pleasure of our Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by us with respect to fiscal year 2000, or written representations from certain reporting persons, we believe the following directors filed late Form 3's for fiscal year 2000: Ivan Berkowitz; Lilly Beter; Bruce Brown; John Howell; Celso B. Suarez, Jr.; and C. Rich Wilson III. In addition, we believe John Howell filed a late Form 4 during fiscal year 2000 representing seven transactions. Herb Lightman and Elorian Landers, former directors of New Visual, each filed a late Form 4 during fiscal year 2000 representing six and five transactions, respectively.

ITEM 10. EXECUTIVE COMPENSATION.

         For services rendered during the fiscal year ended October 31, 2000, three executive officers received cash compensation in excess of $100,000. The following table sets forth information regarding all annual cash compensation paid to such individuals, including our Chief Executive Officer, for the fiscal years ended October 31, 1998, 1999 and 2000.

                                      SUMMARY COMPENSATION TABLE
                                                                                          SECURITIES
                                                                          OTHER ANNUAL    UNDERLYING
NAME AND PRINCIPAL POSITION(S)            YEAR       SALARY      BONUS    COMPENSATION    OPTIONS (#)
------------------------------            -----      ------      -----    ------------    -----------
Ray Willenberg, Jr.,                      2000      $190,417    $    --   $        --        750,000 (2)
Chairman of the Board,                    1999        62,500         --       127,500 (1)
   Chief Executive Officer,
   and President                          1998        40,000         --            --

Allan Blevins (3),                        2000       148,933     12,500            --             --
President, New Wheel
   Technology, Inc.

Michael Shepperd (4)                      2000       148,933     12,500            --             --
Vice President, New Wheel
   Technology, Inc.

-----------------------
(1) Represents the issuance to Mr. Willenberg of 796,875 shares of common stock valued at $0.16 per share.
(2)      Adjusted to give effect to the Reverse Stock Split.
(3)      Mr. Blevins' employment with us began on February 14, 2000.
(4)      Mr. Shepperd's employment with us began on February 14, 2000.

         The following table sets forth information with respect to the stock options granted in the last fiscal year to the persons set forth in the Summary Compensation Table, as adjusted to give effect to the Reverse Stock Split.

                                        OPTION GRANTS IN THE LAST FISCAL YEAR

                             NUMBER OF SECURITIES          PERCENT OF TOTAL
                              UNDERLYING OPTIONS          OPTIONS GRANTED TO         EXERCISE OR BASE     EXPIRATION
          NAME                   GRANTED (#)          EMPLOYEES IN FISCAL YEAR        PRICE ($/SHARE)        DATE
          ----             -----------------------   ---------------------------   -------------------   -----------
Ray Willenberg, Jr.               750,000                      68.89 %                    $4.00              2/11/05
Allan Blevins                          --                         --                         --                   --
Michael Shepperd                       --                         --                         --                   --

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information, as of December 29, 2000, concerning all persons known by us to own beneficially more than 5% of our common stock and concerning shares beneficially owned by each director and executive officer and by all directors and executive officers as a group. Unless expressly indicated otherwise, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned. The address for each of our executive officers and directors is 5920 Friars Road, Suite 104, San Diego, CA 92108.

                                                 SHARES BENEFICIALLY OWNED(1)
                                               ---------------------------------
           PERSON OR GROUP                           NUMBER          PERCENT(2)
--------------------------------------------------------------------------------
NAMED EXECUTIVE OFFICERS AND DIRECTORS:
Ray Willenberg, Jr.                                4,273,280(3)        17.47%
James Kesaris                                             --               *
John Howell                                           93,850(4)            *
C. Rich Wilson III                                   139,375(5)            *
Celso Suarez                                          12,500               *
Bruce Brown                                           14,000               *
Lilly Beter                                               --               *
Ivan Berkowitz                                       275,000(6)          1.1%
All directors and executive officers
  as a group (7 persons)                           4,808,005(7)         19.2%
BENEFICIAL OWNERS OF 5% OR MORE OF
  OUR OUTSTANDING COMMON STOCK
Allan Blevins                                      1,500,000(8)          6.2%
Michael Shepperd                                   1,500,000(9)          6.2%
----------------------------
*        Represents less than one percent.
(1) Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.
(2) Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days. The number of shares shown includes outstanding shares of Common Stock owned as of December 29, 2000 by the person indicated and shares underlying options owned by such person on December 29, 2000 that were exercisable within 60 days of that date. Our total issued and outstanding stock as of December 29, 2000 was 24,229,691 shares.
(3) Includes options to purchase 375,000 shares of common stock at an exercise price of $4.00 per share. Also includes 2,500,000 shares of common stock held of record by Allan Blevins and Michael Shepperd, which Mr. Willenberg has the right to vote pursuant to a proxy until such shares are released from escrow. See notes 8 and 9 below.
(4)      Includes options to purchase 70,000 shares at $4.40 per share.
(5) Include options to purchase 62,500 shares of common stock at an exercise price of $4.00 per share.
(6) Represents options to purchase 275,000 shares of common stock at an exercise price of $4.00 per share.
(7) Includes options to purchase 782,500 shares of common stock that may be acquired through the exercise of options held by certain directors and executive officers.
(8) Includes 1,250,000 shares of common stock held in escrow pending achievement of certain technological development milestones by our New Wheel Technology, Inc. subsidiary. Pursuant to the escrow agreement, Mr. Willenberg holds a proxy to vote the shares held in escrow. See note 3 above. Mr. Blevins' address is 2456 Armstrong Street, Livermore, CA 94550.
(9) Includes 1,250,000 shares of common stock held in escrow pending achievement of certain technological development milestones by our New Wheel Technology, Inc. subsidiary. Pursuant to the escrow agreement, Mr. Willenberg holds a proxy to vote the shares held in escrow. See note 3 above. Mr. Shepperd's address is 2456 Armstrong Street, Livermore, CA 94550.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

EMPLOYMENT AGREEMENTS

         RAY WILLENBERG, JR. On February 11, 2000, we entered into an employment agreement with Ray Willenberg, Jr. to serve as our Chief Executive Officer. The agreement became effective April 1, 2000, is effective through April 1, 2003, and will automatically renew for successive one-year periods unless either we or Mr. Willenberg give written notice of termination at least 60 days prior to the expiration date of the agreement. Under the agreement, Mr. Willenberg receives an annual base salary of $250,000 per year plus an annual increase of $50,000 effective each April 1st. Mr. Willenberg is also eligible to receive other salary increases and bonus awards at the discretion of the Board of Directors.

         Pursuant to the agreement, Mr. Willenberg may be terminated by us at any time for "cause," as defined in the agreement. In the event Mr. Willenberg is terminated "without cause" or leaves his employment with us for "good reason," each as defined in the agreement, then Mr. Willenberg will receive a severance payment equal to his salary for the lesser of the remainder of his term of employment or two years. If Mr. Willenberg is terminated without cause or with good reason within one year of a "change of control," as defined in the agreement, then Mr. Willenberg will receive a severance package equal to two times the sum of his salary at the time of his termination plus any annual bonus he would have received for such period.

         JOHN HOWELL. On June 20, 2000, we entered into an employment agreement with John Howell to serve as our Executive Vice President. The agreement became effective July 1, 2000 and is effective through July 1, 2003. Under the agreement, Mr. Howell receives an annual base salary of $15,000 per year. Mr. Howell is also eligible to receive bonus awards at the discretion of the Board of Directors.

         Pursuant to the agreement, Mr. Howell may be terminated by us at any time for "cause," as defined in the agreement. In the event Mr. Howell is terminated "without cause" or leaves New Visual for "good reason," each as defined in the agreement, then Mr. Howell will receive a severance payment equal to his salary for the lesser of (i) the remainder of the term of his employment or (ii) three months.

STOCK OPTIONS

         RAY WILLENBERG, JR. On February 11, 2000, we granted Mr. Willenberg stock options to purchase 3 million shares of our common stock at a purchase price of $1.00 per share. As a result of our 1 for 4 reverse stock split, this stock option grants Mr. Willenberg the right to purchase 750,000 shares of common stock at a purchase price of $4.00 per share. One quarter of these options vested on the date they were granted. The remaining options will vest annually in increments of 187,500 shares on the anniversary of the date the stock options were granted.

         JOHN HOWELL. In connection with Mr. Howell's employment agreement, we granted Mr. Howell stock options to purchase 210,000 shares of our common stock at a purchase price of $4.40 per share. Thirty-five thousand options vested on June 20, 2000, the date of the stock option grant. An additional 17,500 of the stock options granted to Mr. Howell vested on September 30 and December 31, 2000. The remaining stock options will vest in equal increments of 17,500 shares quarterly, beginning on March 31, 2001 and ending on December 31, 2002. The stock options will terminate on the earlier of Mr. Howell's termination or June 20, 2005; provided however, that if Mr. Howell is terminated "without cause" or leaves "with good reason," each as defined in the agreement, the stock options will terminate on June 20, 2005.

         C. RICH WILSON III. On February 11, 2000, we granted Mr. Wilson stock options to purchase 500,000 shares of the our common stock at a purchase price of $1.00 per share. As a result of our 1 for 4 reverse stock split, this stock option grants Mr. Wilson the right to purchase 125,000 shares of common stock at a purchase price of $4.00 per share. One quarter of these options vested on the date they were granted. The remaining options will vest annually in increments of 31,250 shares on the anniversary of the date the stock options were granted. Upon vesting, Mr. Wilson may exercise the stock options until the earlier of February 11, 2005, or within one year of the termination of his employment with us.

         IVAN BERKOWITZ. On October 27, 2000 we granted Mr. Berkowitz the option to purchase 275,000 shares of our common stock at a purchase price of $4.00 per share. The stock options were fully vested on the date of this grant, and will expire on the earlier of October 27, 2010 or one year from the date on which Mr. Berkowitz ceases to be a director. Mr. Berkowitz's stock options were issued in connection with Mr. Berkowitz's agreement to join our Board of Directors.

FILM PRODUCTION AGREEMENT

         On April 9, 2000, we entered into an agreement with Bruce Brown, who is one of our directors, and with Dana Brown and John-Paul Beeghly (collectively, the "Brown Partners") in which we agreed to form a venture and produce a motion picture with the working title "Top Secret Surf Film." In this agreement, we agreed to finance the production of the film for up to $2,250,000. Upon its release, we will receive all revenues generated by the film until such time as we recover 100% of our investment in the film. Once we recoup our investment in the venture, 50% of the net profits generated by the film will be paid to the Brown Partners and 50% will be paid to the Company. The agreement anticipates the release of the film in Summer 2002.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         --------

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
2.1 Agreement and Plan of Merger by and among New Visual Entertainment, Inc., Astounding Acquisition Corp. and Allan Blevins, Michael Shepperd and New Wheel Technology, Inc. (incorporated by reference to Exhibit
         2.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on February 14,
         2000).
3.1      Restated Articles of Incorporation (incorporated by reference to
         Exhibit 3.1 of the Company's Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 1999 (the "1999 10-KSB/A").
3.2      Bylaws (incorporated by reference to Exhibit 3.2 of the 1999 10-KSB/A).
4.1 Specimen Stock Certificate (incorporated by reference to Exhibit 3.1 of the 1999 10-KSB/A).
4.2 Rights Agreement by and between New Visual Entertainment, Inc. and First Union National Bank, dated August 9, 2000 (incorporated by reference to Exhibit 4.2 of the 1999 10-KSB/A).
4.3 2000 Omnibus Securities Plan of New Visual Entertainment, Inc. (incorporated by reference to Appendix A of the Company's definitive Proxy Statement filed with the Commission on May 2, 2000).
10.1 Client Services Agreement by and between New Visual Entertainment, Inc. and Continental Capital & Equity Corporation, dated June 7, 2000 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the period ended July 31, 2000 (the "July 2000 10-QSB").
10.2 Agreement to Produce Film, dated April 9, 2000 between New Visual Entertainment, Inc., Bruce Brown, Dana Brown and John-Paul Beeghly. (1)
10.3 Employment Agreement by and between New Visual Entertainment, Inc. and Ray Willenberg, Jr. (1)
10.4 Employment Agreement by and between New Visual Entertainment, Inc. and John Howell (incorporated by reference to Exhibit 10.2 of the July 2000 10-QSB).
10.5 Employment Agreement by and between New Visual Entertainment and Allan Blevins. (1)
10.6 Employment Agreement by and between New Visual Entertainment and Michael Shepperd. (1)
10.7 Form of Note dated June 29, 2000 executed by New Visual Entertainment, Inc. in favor of the following trusts: Epic Events Trust, Ltd.; Exodus Systems Trust, Ltd.; Prospect Development Trust, Ltd.; Pearl Street Investments Trust, Ltd.; and Riviera Bay Holdings Trust, Ltd. (incorporated by reference to Exhibit 10.4 of the July 2000 10-QSB).
10.8 Form of Credit Agreement dated June 29, 2000 by New Visual Entertainment, Inc. and each of the following trusts: Epic Events Trust, Ltd.; Exodus Systems Trust, Ltd.; Prospect Development Trust, Ltd.; Pearl Street Investments Trust, Ltd.; and Riviera Bay Holdings Trust, Ltd. (incorporated by reference to Exhibit 10.3 of the July 2000 Form 10-QSB).
10.9 Form of Amendment to Credit Agreement dated November 13, 2000 by New Visual Entertainment, Inc. and each of the following trusts: Epic Events Trust, Ltd.; Exodus Systems Trust, Ltd.; Prospect Development Trust, Ltd.; Pearl Street Investments trust, Ltd.; and Riviera Bay Holdings Trust. (1)

10.10 Securities Purchase Agreement dated November 17, 2000 by and among New Visual Entertainment, Inc., Lilly Beter Capital Group, Ltd., International Caribbean Trust Limited, Cutting Edge Trust Limited, Wind & Sea Trust Limited, Montgomery Landing Trust Limited, Quail Run Trust Limited, and Tru Color Trust Limited (incorporated by reference to
         Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on November 27, 2000).
10.11 First Amendment to Securities Purchase Agreement dated January 22, 2001 by and among New Visual Entertainment, Inc., Lilly Beter Capital Group, Ltd., International Caribbean Trust Limited, Cutting Edge Trust Limited, Wind & Sea Trust Limited, Montgomery Landing Trust Limited, Quail Run Trust Limited, and Tru Color Trust Limited. (1)
21.1     Subsidiaries of the Registrant. (1)

---------------------------
   (1)   Filed herewith.

(b)      Reports on Form 8K
         ------------------

         No reports on Form 8-K were filed in the fourth quarter of 2000.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     New Visual Entertainment, Inc.


Date:  January 26, 2001              By:  /s/ RAY WILLENBERG, JR.
                                          -------------------------------------
                                          Ray Willenberg, Jr.
                                          President and Chief Executive Officer

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


         SIGNATURE                            TITLE                           DATE
         ---------                            -----                           ----
/s/  RAY WILLENBERG, JR.          President, Chief Executive             January 26, 2001
---------------------------       Officer and Chairman of the
Ray Willenberg, Jr.               Board (Principal Executive Officer)


/s/  JAMES KESARIS                Chief Financial Officer (Principal     January 26, 2001
---------------------------       Financial Officer and Principal
James Kesaris                     Accounting Officer)

/s/  C. RICH WILSON III           Vice President, Secretary and          January 26, 2001
---------------------------       Director
C. Rich Wilson III


/s/  JOHN HOWELL                  Executive Vice President and           January 26, 2001
---------------------------       Director
John Howell


/s/  LILLY BETER                  Director                               January 26, 2001
---------------------------
Lilly Beter


/s/ IVAN BERKOWITZ                Director                               January 26, 2001
---------------------------
Ivan Berkowitz


/s/  BRUCE BROWN                  Director                               January 26, 2001
---------------------------
Bruce Brown


/s/  CELSO B. SUAREZ, JR.         Director                               January 26, 2001
---------------------------
Celso B. Suarez, Jr.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Development Stage Company Commencing November 1, 1999)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page Nos.
                                                                    ---------

INDEPENDENT AUDITORS' REPORT                                           F-2


CONSOLIDATED BALANCE SHEET                                             F-3
  At October 31, 2000


CONSOLIDATED STATEMENTS OF OPERATIONS                                  F-4
  For the Years Ended October 31, 2000 and 1999


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)        F-5 - F-8
  For the Years Ended October 31, 2000 and 1999


CONSOLIDATED STATEMENTS OF CASH FLOWS                                  F-9
  For the Years Ended October 31, 2000 and 1999


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-10 - F-30

Board of Directors and Stockholders
New Visual Entertainment, Inc. and Subsidiaries


                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------


We have audited the accompanying consolidated balance sheet of New Visual Entertainment, Inc. and Subsidiaries (a development stage company commencing November 1, 1999) (the "Company") as of October 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended October 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Visual Entertainment, Inc. and Subsidiaries (a development stage company commencing November 1, 1999) at October 31, 2000 and the results of its operations and its cash flows for the years ended October 31, 2000 and 1999, in conformity with generally accepted accounting principles in the United States of America.

As discussed in Note 10 to the consolidated financial statements, the Company is a development stage company and had losses from operations in 2000 and 1999, and has minimal revenues from its operations. Management's plans in regard to these matters are described in Note 10.



                                                        GRASSI & CO., CPAs, P.C.

New York, New York
January 23, 2001

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Development Stage Company Commencing November 1, 1999)

                           CONSOLIDATED BALANCE SHEET

                               AT OCTOBER 31, 2000


                                     ASSETS
                                     ------

Current Assets:
  Cash                                                            $    189,234
  Receivable from related parties                                       27,563
  Other current assets                                                  30,227
                                                                  -------------
     Total Current Assets                                              247,024

Property and equipment - net of accumulated depreciation               393,787
Other assets                                                           117,200
Film and video library                                                  35,944
Projects under development                                             638,707
                                                                  -------------
     Total Assets                                                 $  1,432,662
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable and accrued expenses                           $    446,921
                                                                  -------------
     Total Current Liabilities                                         446,921
                                                                  -------------
Long-term debt                                                         756,886
                                                                  ------------
     Total Liabilities                                               1,203,807
                                                                  -------------
Commitments, Contingencies and Other Matters
 (Notes 2, 6, 7, 9, 10 and 11)

Stockholders' Equity:
  Preferred stock - $0.01 par value; 15,000,000 shares
    authorized; Series A junior participating preferred
    stock; -0- shares issued and outstanding                                 -
  Common stock - $0.001 par value; 100,000,000 shares
    authorized; 24,072,455 shares issued and outstanding                24,072
  Additional paid-in capital                                        27,813,465
  Unearned financing fees                                           (2,583,333)
  Accumulated deficit at October 31, 1999                          (12,300,033)
  Deficit accumulated during development stage                     (12,725,316)
                                                                  -------------
     Total Stockholders' Equity                                        228,855
                                                                  -------------
     Total Liabilities and Stockholders' Equity                   $  1,432,662
                                                                  =============

   The accompanying notes are an integral part of these financial statements.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Development Stage Company Commencing November 1, 1999)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                For the Years Ended October 31,
                                                -------------------------------
                                                      2000            1999
                                                 -------------   -------------
                                                      (1)

REVENUES                                         $     12,200    $    129,845

OPERATING EXPENSES:
  Cost of sales                                        21,403          81,159
  Projects written off                                114,613         175,000
  Research and development                            815,362               -
  Acquired in-process research and
    development                                     6,050,000               -
  Compensatory element of stock issuances for
    selling, general and administrative expenses    3,258,549       1,106,498
  Selling, general and administrative expenses      2,041,942         811,703
                                                 -------------   -------------
     TOTAL OPERATING EXPENSES                      12,301,869       2,174,360
                                                 -------------   -------------
OPERATING LOSS                                    (12,289,669)     (2,044,515)
                                                 -------------   -------------
OTHER EXPENSES:
  Interest expense                                     18,980               -
  Amortization of unearned financing costs            416,667               -
                                                 -------------   -------------
     TOTAL OTHER EXPENSES                             435,647               -
                                                 -------------   -------------
NET LOSS                                         $(12,725,316)   $ (2,044,515)
                                                 =============   =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE      $       (.59)   $       (.14)
                                                 =============   =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                      21,579,916      15,130,000
                                                 =============   =============

(1) Effective November 1, 1999, the Company became a development stage company (Note 1).

   The accompanying notes are an integral part of these financial statements.

                     NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                (A Development Stage Company Commencing November 1, 1999)

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                      FOR THE YEARS ENDED OCTOBER 31, 2000 AND 1999

                                                        Common Stock          Additional
                                                 --------------------------    Paid-in
                                                    Shares        Amount       Capital
                                                 ------------  ------------  ------------
                                                      (1)
Balance - October 31, 1999                        17,224,049   $    17,224   $12,197,374

Issuance of common stock for cash
  ($1.00 to $4.00 per share)                         805,994           805     2,733,583
Issuance of common stock for services:
  ($1.00 to $1.40 per share for quarter ended
     January 31)                                      29,765            30        34,020
  ($1.20 to $12.00 per share for quarter ended
     April 30)                                     1,161,065         1,161     1,813,568
  ($3.00 to $7.88 per share for quarter ended
     July 31)                                        109,000           109       619,541
  ($.25 to $12.50 per share for quarter ended
     October 31)                                      84,084            84        28,038
Acquisition of Impact Pictures, Inc.
  ($4.00 per share)                                   12,500            13        49,987
Acquisition of New Wheel Technology, Inc.
  ($2.00 per share)                                3,000,000         3,000     5,997,000
Issuance of common stock under consulting
  agreement ($2.00 per share)                      1,500,000         1,500     2,998,500
Issuances of stock for exercise of warrants
  ($2.40 per share)                                   68,750            69       164,931
Issuance of stock in connection with private
  placement ($5.00 to $5.50 per share)                77,248            77       414,923
Value assigned to issuance of 200,000 warrants             -             -       762,000
Amortization of unearned financing costs                   -             -             -
Net loss                                                   -             -             -
                                                 ------------  ------------  ------------
Balance - October 31, 2000                        24,072,455   $    24,072   $27,813,465
                                                 ============  ============  ============

(1)      Share amounts have been restated to reflect the 1-for-4 reverse stock split effected on June 22, 2000.

        The accompanying notes are an integral part of these financial statements.

                           NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                      (A Development Stage Company Commencing November 1, 1999)

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                            FOR THE YEARS ENDED OCTOBER 31, 2000 AND 1999

                                                   Unearned                            Total
                                                   Financing         Accumulated       Stockholders'
                                                   Costs             Deficit           Equity
                                                   -------------     -------------     -------------
Balance - October 31, 1999                         $          -      $(12,300,033)     $    (85,435)

Issuance of common stock for cash
  ($1.00 to $4.00 per share)                                  -                 -         2,734,388
Issuance of common stock for services:
  ($1.00 to $1.40 per share at January 31)                    -                 -            34,050
  ($1.20 to $12.00 per share at April 30)                     -                 -         1,814,729
  ($3.00 to $7.88 per share at July 31)                       -                 -           619,650
  ($.25 to $12.50 per share at October 31)                    -                 -            28,122
Acquisition of Impact Pictures, Inc.
  ($4.00 per share)                                           -                 -            50,000
Acquisition of New Wheel Technology, Inc.
  ($2.00 per share)                                           -                 -         6,000,000
Issuance of common stock under consulting
  agreement ($2.00 per share)                        (3,000,000)                -                 -
Issuances of stock for exercise of warrants
  ($2.40 per share)                                           -                 -           165,000
Issuance of stock in connection with private
  placement ($5.50 per share)                                 -                 -           415,000
Value assigned to issuance of 200,000 warrants                -                 -           762,000
Amortization of unearned financing costs                416,667                 -           416,667
Net loss                                                      -       (12,725,316)      (12,725,316)
                                                   -------------     -------------     -------------
Balance - October 31, 2000                         $ (2,583,333)     $(25,025,349)     $    228,855
                                                   =============     =============     =============


Accumulated deficit as of October 31, 1999                           $(12,300,033)

Accumulated deficit during development stage
  (year ended October 31, 2000)                                       (12,725,316)
                                                                     -------------
Total Accumulated Deficit as of October 31, 2000                     $(25,025,349)
                                                                     =============

             The accompanying notes are an integral part of these financial statements.

                      NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                 (A Development Stage Company Commencing November 1, 1999)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                       FOR THE YEARS ENDED OCTOBER 31, 2000 AND 1999

                                                       Common Stock             Additional
                                               ----------------------------      Paid-in
                                                   Shares         Amount         Capital
                                               ------------    ------------    ------------
                                                    (1)
Balance - October 31, 1998                      12,966,532     $    12,966     $ 9,883,209

Issuance of common stock for services:
  ($.16 per share at December 1998)                 25,000              25           3,975
  ($.16 per share at July 1999)                    625,000             625          99,375
  ($.20 - $4.00 per share at August
                                      1999)        574,161             574         123,112
  ($1.40 - $2.00 per share at September
                                      1999)        433,817             434         609,628
Issuance of common stock for cash
  (November 1, 1998 - October 31, 1999)          1,849,592           1,850         861,200
Issuance of common stock for
  compensation and directors fees and
  consulting
  ($1.00 per share at August 1999)                  93,750              94          93,656
  ($1.40 per share at September 1999)              125,000             125         174,875
Issuance of common stock in settlement
  of debt
  ($.20 per share at December 1998)                250,000             250          49,750
  ($1.12 - $1.40 per share at August 1999)         182,322             182         207,068
  ($.48 - $2.00 per share at September
    1999)                                           98,875              99          91,526
Net loss                                                 -               -               -
                                               ------------    ------------    ------------
Balance - October 31, 1999                      17,224,049     $    17,224     $12,197,374
                                               ============    ============    ============

(1)      Share amounts have been restated to reflect the 1-for-4 reverse stock-split effected on June 22, 2000.

         The accompanying notes are an integral part of these financial statements.

                      NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                 (A Development Stage Company Commencing November 1, 1999)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                       FOR THE YEARS ENDED OCTOBER 31, 2000 AND 1999

                                                                                  Total
                                                                Accumulated    Stockholders'
                                                                  Deficit         Equity
                                                               -------------   ------------
Balance - October 31, 1998                                     $(10,255,518)   $  (359,343)

Issuance of common stock for services:
  ($.16 per share at December 1998)                                       -          4,000
  ($.16 per share at July 1999)                                           -        100,000
  ($.20 - $4.00 per share at August
    1999)                                                                 -        123,686
  ($1.40 - $2.00 per share at September
    1999)                                                                 -        610,062
Issuance of common stock for cash
  (November 1, 1998 - October 31, 1999)                                   -        863,050
Issuance of common stock for
  compensation and directors fees and
  consulting
  ($1.00 per share at August 1999)                                        -         93,750
  ($1.40 per share at September 1999)                                     -        175,000
Issuance of common stock in settlement
  of debt
  ($.20 per share at December 1998)                                       -         50,000
  ($1.12 - $1.40 per share at August 1999)                                -        207,250
  ($.48 - $2.00 per share at September
    1999)                                                                 -         91,625
Net loss                                                         (2,044,515)    (2,044,515)
                                                               -------------   ------------
Balance - October 31, 1999                                     $(12,300,033)   $   (85,435)
                                                               =============   ============

         The accompanying notes are an integral part of these financial statements.

                     NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                (A Development Stage Company Commencing November 1, 1999)

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the Years Ended October 31,
                                                          -------------------------------
                                                               2000              1999
                                                          -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $(12,725,316)     $ (2,044,515)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Consulting fees and other compensatory elements
        of stock issuances                                   3,258,549         1,106,498
      Projects written-off                                     114,613           175,000
      Amortization of unearned financing costs                 416,667                 -
      Depreciation and amortization                             97,172           142,019
      Stock issued for acquired in-process research
        and development                                      6,050,000                 -
  Increase (decrease) from changes in:
    Other current assets                                       (30,227)                -
    Due from related parties                                     3,859            (8,350)
    Projects under development                                (655,519)         (329,475)
    Other assets                                              (112,200)                -
    Accounts payable and accrued expenses                       26,223           158,645
                                                          -------------     -------------
      NET CASH USED IN OPERATING ACTIVITIES                 (3,556,179)         (800,178)
                                                          -------------     -------------
CASH USED IN INVESTING ACTIVITIES
  Acquisition of property and equipment                       (388,733)                -
                                                          -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                     3,149,388           863,050
  Proceeds from note payable                                   756,886                 -
  Proceeds from exercise of warrants                           165,000                 -
                                                          -------------     -------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES              4,071,274           863,050
                                                          -------------     -------------
INCREASE IN CASH                                               126,362            62,872

CASH AND CASH EQUIVALENTS - BEGINNING                           62,872                 -
                                                          -------------     -------------
CASH AND CASH EQUIVALENTS - ENDING                        $    189,234      $     62,872
                                                          =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                $        526      $          -
                                                          =============     =============
  Income taxes                                            $          -      $          -
                                                          =============     =============

Non-cash Investing and Financing Activities:
  Notes, interest and accounts payable satisfied
    by issuance of stock                                  $          -      $    348,875
                                                          =============     =============

        The accompanying notes are an integral part of these financial statements.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Development Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of New Visual Entertainment, Inc. ("NVE") and its operating subsidiaries, NV Entertainment, Inc. ("NV"), Impact Multimedia, Inc. ("IP") and New Wheel Technology, Inc. ("New Wheel") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

Description of Business (See Note 10)
-------------------------------------

The Company, (previously known as Bellwether Investment Inc.), was incorporated under the laws of the State of Utah on December 5, 1985.

In November of 1999, the Company began to focus its business activities on the development of new content telecommunications technologies. Pursuant to such plan, the Company acquired New Wheel Technology, Inc., a development stage, California-based, technology company, in February of 2000 (Note 2). As a result of the change in business focus, the Company has become a development stage entity commencing November 1, 1999. The Company also produces and distributes 2-D and 3-D filmed entertainment.

Concentration of Credit Risk
----------------------------

Financial instruments, which potentially subject the Company to concentrations of credit risks, are principally trade accounts receivable. The Company maintains an allowance for uncollectible accounts receivable and, generally, does not require collateral. At October 31, 2000 and 1999, no allowance for uncollectible accounts was deemed necessary by management.

Cash and Cash Equivalents
-------------------------

The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed on a straight-line method over the estimated useful lives of the assets which generally range from five to seven years. Maintenance and repair expenses are charged to operations as incurred.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Development Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Film and Video Library and Projects Under Development
-----------------------------------------------------

Film and video library and projects under development are stated at the lower of amortized cost or market. Upon completion, costs are amortized on an individual production basis in the proportion that current gross revenues bear to management's estimate of total gross revenues with such estimates being reviewed at least quarterly. In each of the two years ended October 31, 2000 and 1999, several projects under development were determined to have no estimated realizable value and were accordingly written-off. Project costs written-off during the years ended October 31, 2000 and 1999 were $114,613 and $175,000, respectively. For the years ended October 31, 2000 and 1999, amortization expense related to the film and video library was $-0- and $81,159, respectively.

Income Taxes
------------

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

Accounting Estimates
--------------------

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Development Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
-----------------------------------

The financial statements include various estimated fair value information at October 31, 2000 and 1999, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

Revenue Recognition
-------------------

Substantially all revenues are derived from the production of multimedia content, videos and commercial films. Revenue is recognized over the shorter of the license term or the expected revenue term.

Research and Development
------------------------

Research and development costs are charged to expense as incurred. Amounts allocated to acquired-in-process research and development costs, from business combinations, are charged to earnings at the consummation of the acquisition.

Advertising
-----------

Advertising costs are charged to operations when incurred. Advertising expense was $71,528 and $-0-, respectively, for the years ended October 31, 2000 and 1999.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Development Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Loss Per Share
--------------

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

Reverse Stock Splits
--------------------

On October 18, 1995, the Company approved a one-for-two reverse split of its issued and outstanding common stock. On June 22, 2000, the Company effected a one-for-four reverse split of its issued and outstanding common stock. The accompanying consolidated financial statements, notes and other references to share and per share data have been retroactively restated to reflect the reverse stock splits for all periods presented.

Stock-Based Compensation
------------------------

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company accounts for its stock-based compensation arrangements pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees". In accordance with the provisions of SFAS No. 123, the Company discloses the proforma effects of accounting for these arrangements using the Black-Scholes option-pricing model to determine fair value.

Impairment of Long-Lived Assets
-------------------------------

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

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Development Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Segment Reporting
-----------------

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. Adoption of SFAS No. 131 did not have a material effect on the Company's financial position or results of operations.

Impact of Recently Issued Accounting Standards
----------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments -- Deferral of the Effective Date of SFAS Statement No.133 and in June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments -- an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. As a result of SFAS No. 137, SFAS No. 133 and SFAS No. 138 will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of this standard will have a material impact on its financial position and results of operations.

In June 2000, the Financial Accounting Standards Board issued Financial Accounting Standard No. 138 (FAS 138), Accounting for Certain Derivative Instruments -- an amendment of FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 138 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect this to have a material impact on its financial position and results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No.25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (C) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 effective July 1, 2000. The adoption of the provisions of FIN 44 did not have a material effect on the financial position or results of operations of the Company.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Development Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company is required to adopt SAB 101 no later than its next fourth fiscal quarter. The Company is in the process of evaluating the SEC's interpretation of SAB 101, but believe that the implementation of SAB 101 will not have a material effect on the financial position or results of operations of the Company.

In June 2000, the American Institute of Certified Public Accountants issued Statement of Position 00-2, Accounting by Producers or Distributors of Films (SOP 00-2). SOP 00-2 changes the accounting standards for costs to produce and distribute film and television properties. The Company expects to adopt the new standard effective November 1,2001, and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

Comprehensive Income
--------------------

The Company has no material components of other comprehensive income and, accordingly, net income approximates comprehensive income for all periods presented.

NOTE 2 - ACQUISITIONS

Impact Pictures, Inc.
---------------------

In January 2000, the Company completed the acquisition of 100% of the common stock of Impact Pictures, Inc. ("Impact"), a small development-stage, San Diego-based multi-media production firm, for 12,500 shares of the Company's common stock, valued at $50,000. The Company has accounted for this acquisition under the purchase method of accounting. As of the acquisition date, Impact had no tangible assets and its intangible assets were in the development stage. Accordingly, the $50,000 was charged to operations, under the caption "Acquired in-process research and development expenses", during the year ended October 31,2000. Revenues from Impact business totalled approximately $12,200 for the year ended October 31, 2000.

Historical and pro forma information has not been provided because the operations of the acquired business was not material.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Development Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - ACQUISITIONS (Continued)

New Wheel Technology, Inc.
--------------------------

In February 2000, the Company completed the acquisition of New Wheel Technology, Inc. ("New Wheel"), a development-stage, California-based, technology company, for 500,000 restricted shares of New Visual common stock. New Wheel was merged with the Company's Astounding Acquisition Corp. subsidiary, which changed its name to New Wheel Technology, Inc. An additional 2,500,000 restricted shares of common stock have been issued and placed with an escrow agent to be released to the New Wheel stockholders upon the achievement by New Wheel of a technological development milestone. Also, additional compensation would be payable to the New Wheel stockholders if New Wheel's high speed digital transmission technology generates revenues for the Company in excess of $1 billion, or if there is a sale of assets or stock, or a merger of New Visual or any of its affiliates, in which the New Wheel technology comprises at least 15% of the consideration. As of April 30, 2000, the Company recorded the issuance of the full 3,000,000 shares, which were valued at $6,000,000. The Company has accounted for this acquisition under the purchase method of accounting. As of the acquisition date, New Wheel had no tangible assets and its intangible assets were in the development stage. Accordingly, the $6,000,000 was charged to operations under the caption "Acquired in-process research and development expenses", during the year ended October 31, 2000.

Historical and pro forma information has not been provided because the operations of the acquired business was not material.

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment, at October 31, 2000, consists of the following:


        Furniture and fixtures                        $   51,584
        Camera equipment                                 544,664
        Office equipment                                  99,658
                                                      -----------
                                                         695,906
        Less: Accumulated depreciation                   302,119
                                                      -----------
                      Total                           $  393,787
                                                      ===========

For the years ended October 31, 2000 and 1999, depreciation expense was $97,172 and $60,860, respectively.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Development Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at October 31, 2000 consist of the following:

                  Professional fees                  $  300,000
                  Payroll and related taxes              47,511
                  Miscellaneous                          99,410
                                                     -----------
                                                     $  446,921
                                                     ===========

NOTE 5 - LONG-TERM DEBT

On June 29, 2000, the Company entered into five credit agreements, each of which granting the Company a credit facility of up to $300,000. As of October 31, 2000, the Company borrowed $756,886 under these facilities, payable on June 29, 2003 in one payment, together with all accrued and unpaid interest at 6% per annum.

On November 13, 2000, the above five credit agreements were amended, reducing the Company's credit facility to $756,886 in aggregate. The credit agreements terminate on June 29, 2003 and all accrued interest and unpaid interest, along with the principal, is due in full on June 29, 2003.

NOTE 6 - STOCKHOLDERS' EQUITY

Preferred Stock and Rights Dividend
-----------------------------------

Effective June 22,2000, the Company amended its articles of incorporation to decrease the number of authorized shares of preferred stock, from 200,000,000 to 15,000,000, and to decrease the par value of the preferred stock, from $30.00 to $0.01 per share.

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

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Development Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

Preferred Stock and Rights Dividend (Continued)
-----------------------------------

The Company adopted a shareholder rights plan, in which one right was distributed on August 21,2000 as a dividend on each outstanding share of common stock to shareholders of record on that date. Each right will entitle the shareholders to purchase 1/1000th of a share of a new series of junior participating preferred stock of the Company at an exercise price of $200 per right. The rights will be exercisable only if another person acquires or announces its intention to acquire beneficial ownership of 20% or more of the Company's common stock. After any such acquisition or announcement, the Company's shareholders, other than the acquirer, could then exercise each right they hold to purchase the Company's common stock at a 50% discount from the market price. In addition, if, after another person becomes an acquiring person, the Company is involved in a merger or other business combination in which it is not the surviving corporation, each right will entitle its holder to purchase a number of shares of common stock of the acquiring company having a market value equal to twice the exercise price of the right. Prior to the acquisition by a person or group of beneficial ownership of 20% or more of the Company's common stock, at the option of the Board of Directors, the rights are redeemable for $0.001 per right. The rights will expire on August 21,2004.

On July 27, 2000, the Company created a series of preferred stock, par value $0.01 per share, designated as "Series A Junior Participating Preferred Stock". The number of shares constituting the Series A Junior Participating Preferred Stock shall be 200,000, initially reserved for issuance upon exercise of the Rights. Subject to the rights of the holders of any shares of any series of preferred stock ranking prior and superior to the Series A Preferred Stock with respect to dividends, the holders of shares of Series A Preferred Stock, in preference to the holders of common stock, shall be entitled to receive, when, as and if declared by the Board of Directors, quarterly dividends payable in cash on the last day of each quarter in each year, commencing on the first quarterly dividend payment date after the first issuance of a share or fraction of a share of Series A Preferred Stock, in an amount per share equal to the greater of $1.00 or 1,000 times the aggregate per share amount of all cash and non-cash dividends or other distributions, other than a dividend payable in shares of common stock. Each share of Series A Preferred Stock shall entitle the holder to 1,000 votes. Upon any liquidation, no distribution shall be made to the holders of shares of stock ranking junior to the Series A Preferred, unless the holders of shares of Series A Preferred Stock shall have received $1,000 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon. The shares of Series A Preferred Stock shall not be redeemable. No Series A Preferred Stock was issued during the year ended October 31, 2000.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Development Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

Common Stock
------------

On April 30, 2000, the Board of Directors authorized, and on May 31, 2000, a majority vote of the shareholders approved, a one-for-four reverse stock-split of the Company's outstanding common stock. The reverse stock-split was effected on June 22, 2000.

Common Stock Issuances During October 31, 2000:
----------------------------------------------

During the year ended October 31, 2000, the Company issued 805,994 shares of restricted common stock to investors for cash proceeds of $2,734,388, as indicated below. Such sales were sold in private transactions in reliance on various exemptions from the registration requirements of the Securities Act.

o During the three months ended January 31, 2000, the Company sold 177,463 shares of common stock for $211,909.

o During the quarter ended April 2000, the Company sold 278,699 shares of common stock for $1,318,079.

o During the quarter ended July 31, 2000, the Company sold 314,832 shares of common stock for $1,064,400.

o During the quarter ended October 31, 2000, the Company sold 35,000 shares of common stock for $140,000.

During the three months ended January 31, 2000, the Company issued 29,765 shares of common stock between $1.00 and $1.40 for consulting services totalling $34,050.

During the three months ended January 31, 2000, the Company issued 12,500 shares of common stock valued at $4.00 per share for the acquisition of Impact Pictures, Inc.(Note 2)

On February 17, 2000, the Company issued 3,000,000 shares of common stock valued at $2.00 per share for the acquisition of New Wheel Technology, Inc.(Note 2)

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Development Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

Common Stock Issuances During October 31, 2000: (Continued)
----------------------------------------------

In connection with the acquisition of New Wheel, the Company entered into an agreement with lenders to provide loans of up to $1.5 million. As consideration for these loans and other services under the agreement, in April of 2000 the Company issued 1,500,000 shares of its common stock to the lenders valued at $3,000,000. The Company accounted for the $3,000,000 as unearned financing costs as a reduction of stockholders' equity as of April 30, 2000. During the quarter ended July 31, 2000, the Company began to draw money down from the credit facilities and accordingly, the Company at such time, began to amortize the unearned financing costs over the three-year period ended June of 2003. Amortization of the unearned financing costs for the year ended October 31, 2000 was $416,667.

During the quarter ended April 2000, the Company issued 1,161,065 shares of common stock between $1.20 and $12.00 for consulting and professional services totalling $1,814,729.

During the quarter ended July 31, 2000, the Company issued 109,000 shares of common stock between $3.00 and $7.88 for consulting and professional services totalling $619,650.

On June 12, 2000, 68,750 warrants were exercised at $2.40 per share totalling $165,000.

During the quarter ended October 31, 2000, the Company issued 84,084 shares of common stock between $.25 and $12.50 for consulting services, totalling 28,122.

On October 31, 2000, the Company issued 77,248 shares of common stock between $5.00 and $5.50 per share pursuant to the Company's November 17, 2000 private placement agreement.

Common Stock Issuances During October 31, 1999:
----------------------------------------------

For the period from November 1, 1998 to October 31, 1999, the Company issued 1,849,592 shares of common stock at prices ranging from $.08 to $1.64 per share totalling $863,050 pursuant to Rule 144.

On December 15, 1998, the Company issued 25,000 shares of common stock at $.16 for professional services totalling $4,000.

On December 28, 1998, the Company issued 250,000 shares of common stock at $.20 in settlement of debt totalling $50,000.

On July 23, 1999, the Company issued 625,000 shares of common stock at $.16 for professional services totalling $100,000.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Development Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

Common Stock Issuances During October 31, 1999: (Continued)
----------------------------------------------

During August 1999, the Company issued 574,161 shares of common stock between $.20 and $4.00 for professional services totalling $123,686.

On August 13, 1999, the Company issued 93,750 shares of common stock at $1.00 for director fees totalling $93,750.

On August 20, 1999, the Company issued 182,322 shares of common stock between $1.12 and $1.40 in settlement of debt totalling $207,250.

During September 1999, the Company issued 98,875 shares of common stock between $0.48 and $2.00 in settlement of debt totalling $91,625.

During September 1999, the Company issued 433,817 shares of common stock between $1.40 and $2.00 for professional services totalling $610,062.

On September 27, 1999, the Company issued 125,000 shares of common stock at $1.40 for consulting fees totalling $175,000.

Stock Option Plans
------------------

-  2000 Omnibus Securities Plan:

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

                NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Development Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

Stock Option Plans (Continued)
------------------

-  2000 Omnibus Securities Plan: (Continued)

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

As of October 31, 2000, no options have been granted under this plan.

- Options Outside of the Plan:

On February 11, 2000, the Company granted to three directors and four employees options to acquire 1,028,750 shares of its common stock. The exercise price for the options is $4.00 per share. The options vest in four equal annual installments commencing February 11, 2000 and expire February 11, 2010.

On July 1, 2000, the Company granted to its Executive Vice President options to purchase 210,000 shares of common stock at $4.40 per share, as further described in Note 9.

On October 27, 2000, the Company granted to a director options to purchase 275,000 shares of its common stock. The exercise price for the options is $4.00 per share. The options vested on the grant date.

On October 27, 2000, the Company granted to an employee options to purchase up to an aggregate of 50,000 shares of its common stock. The options become vested and fully exercisable upon achievement of a technological development milestone by the Company. The exercise price for the options is $5.50 per share and expire on October 27, 2005.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Development Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

Stock Option Plans (Continued)
------------------

-  Options Outside of the Plan: (Continued)

Since the exercise price of the options was not less than the fair market value of the Company's common stock on each date of grant, no compensation expense has been recorded. If the Company had elected to record the issuance of stock options using the fair value method, the Company's net loss and loss per share would be as follows:

                                                      Year Ended
                                                   October 31, 2000
                                                   ----------------
            Net Loss:
                  As reported                       $(12,725,316)
                  Proforma                          $(16,249,104)

            Loss Per Share:
                  As reported                       $       (.59)
                  Proforma                          $       (.75)

The fair value of stock options granted during the year ended October 31, 2000 was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value and related assumptions were as follows:

                                                      Grant Date
                                       ----------------------------------------
                                       February 11,     July 1,     October 27,
                                           2000          2000          2000
                                       ------------    --------    ------------

        Expected volatility               33.0%          33.0%        33.0%
        Risk-free interest rate            5.5%           5.5%         5.5%
        Expected lives                   3 years        3 years      3 years
        Dividend yield                     -0-            -0-          -0-

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Development Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

-  Options Outside of the Plan: (Continued)

A summary of the Company's stock option activity and related information follows:

                                                                  Weighted
                                             Shares Under         Average
                                                Option         Exercise Price
                                             ------------      --------------

         Balance at October 31, 1999:                  -                   -
           Granted                             1,563,750               $4.10
           Exercised                                   -                   -
           Cancelled                                   -                   -
                                               ----------              ------
         Balance at October 31, 2000           1,563,750               $4.10
                                               ==========              ======

         Exercisable At October 31:
           2000                                  634,688               $4.10
           2001                                  961,876               $4.10
           2002                                1,289,063               $4.10
           2003                                1,563,750               $4.10

The exercise price for options outstanding as of October 31, 2000 ranged from $4.00 to $5.50.

Net Loss Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:



         Warrants to purchase common stock                      200,000
         Options to purchase common stock                     1,563,750
                                                              ----------
         Total as of October 31, 2000                         1,763,750
                                                              ==========
         Substantial issuances after October 31, 2000
         Through January 23, 2001:

           Options granted to purchase common stock             225,000
                                                              ==========
           Warrants issued in connection with private
             placement                                        4,000,000
                                                              ==========

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Development Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - TERMINATED MERGER AND LITIGATION

Astounding.com, Inc.
--------------------

In September 1999, the Company entered into a merger agreement with Astounding.com, Inc. The merger agreement provided for the Company to issue 10,000,000 (pre-June 22, 2000 reverse split) shares of its common stock for all of the outstanding shares of Astounding. The closing of the merger was subject to various conditions including the receipt of a debt or equity financing of at least $1,000,000 and requisite shareholders approval.

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

Intelecon Services, Inc.:
-------------------------

On March 31, 2000, the Company signed a definitive merger agreement for it to acquire Intelecon Services, Inc. ("Intelecon"), a provider of entertainment and business communication technology and value-added services, in a stock transaction.

On September 26, 2000, the Company formally terminated its merger agreement with Intelecon.

The Company advanced to Intelecon monies to purchase certain equipment on behalf of the Company. Intelecon did not purchase the equipment and, therefore, breached its contract and was unjustly enriched. The Company has brought forward a claim against Intelecon for $105,000, which is included in other assets at October 31, 2000.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Development Stage Company Commencing November 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES

At October 31, 2000, the Company has unused federal and state net operating loss carryforwards of approximately $13,414,000 available to offset future years' taxable income from 2011 through 2019. The Tax Reform Act of 1986 contains provisions which limit the federal net operating loss carryforwards available that can be used in any given year in the event of certain occurrences, which include significant ownership changes. At October 31, 2000, the Company has established a valuation allowance equal to the net deferred tax asset of $5,365,600, as the Company cannot conclude that it is more likely than not that the net deferred tax asset will be realized. There were no current year tax provisions for the years ended October 31, 2000 and 1999 as a result of net operating losses incurred during those years.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Consulting Agreement
--------------------

In June 2000, the Company entered into a marketing and public relations agreement to publicize the Company to brokers, prospective investors, institutional investors, analysts and others, for a term of six months. In consideration of the above services, the Company has paid the consultant $50,000. In addition, the consultant was issued 50,000 shares of the Company's common stock valued at $298,000. The consultant was also issued a warrant entitling it to purchase, in the aggregate, up to 200,000 shares of the Company's common stock. The warrant is divided into four tranches of fifty thousand (50,000) shares each, with each tranche to have the following exercise prices: Tranche 1 - $7.00 per share; Tranche 2 - $8.50 per share; Tranche 3 - $10.00 per share; and Tranche 4 - $11.50 per share. The consultant and the Company entered into a registration rights agreement with respect to the registration of the above common stock and Warrant Shares. The consultant has not exercised any of these warrants as of October 31,2000.

The warrants were assigned a value of $762,000, which was all charged to operations during the year ended October 31, 2000.

Employment Agreements
---------------------

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

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Development Stage Company Commencing November 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements (Continued)
---------------------

In connection with its New Wheel acquisition, in February 2000, the Company entered into two employment agreements for executive services. The agreements provide for the Company to pay base salaries of $208,000 each per annum and a bonus of $12,500 each upon the execution of the agreement. The agreements were to expire in September 2000, but have been extended through February 2001.

On June 20, 2000, the Company entered into a three-year employment agreement with its Executive Vice President commencing July 1, 2000, whereby the Executive Vice President shall receive a base salary of $15,000 per year and options to purchase 210,000 shares of common stock at $4.40 per share. Of these stock options, 52,500 vested on October 31, 2000 and the balance vests straight-line on the last day of each quarter beginning December 31, 2000 and ending December 31, 2002, or 17,500 per quarter. The options expire on July 1, 2005.

Joint Venture Production Agreement
----------------------------------

In April 2000, the Company entered into a joint venture production agreement to produce a feature length film for theatrical distribution. The Company will provide the funding for the production in the amount of $2,250,000 and, in exchange, will receive 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to its initial investment of up to $2,250,000. The film is to be completed and ready for a Summer 2002 release. The Company has agreed to deposit into a separate account, on a monthly basis, funds to assure a minimum balance of $200,000 at the beginning of each month, until the total of $2,250,000 has been deposited into the account. As of October 31, 2000, the Company has funded approximately $585,000 of production and other costs which was included in projects under development in the accompanying consolidated balance sheet.

Leases
------

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

Rent expense for the years ended October 31, 2000 and 1999 was $41,000 and $6,000, respectively.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Development Stage Company Commencing November 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

Royalty Payments
----------------

The Company's projects under development stipulate royalty payments which are based on percentages of revenue.

Concentration of Credit Risk
----------------------------

For the years ended October 31, 2000 and 1999, substantially all of the net revenues were derived from less than five companies. At October 31, 2000, no receivables were due from the above customers.

NOTE 10 - BUSINESS RISKS AND SEGMENT INFORMATION

The Company operates in two business segments, the production of motion pictures, films and videos (entertainment segment) and development of new content telecommunications technologies (telecommunication segment). The success of the Company's entertainment business is dependent on future revenues from the Company's current joint venture production agreement to produce a feature-length film for theatrical distribution.

The success of the Company's telecommunication segment is dependent upon the successful completion of development and testing of its New Wheel technology. No assurances can be given that the Company can complete development of such technology, or that with respect to such technology that is fully developed, it can be commercialized on a large scale basis or at a feasible cost. Further, no assurance can be given that such technology will receive market acceptance.

Until the commencement of sales from either segment, the Company will have no operating revenues, but will continue to incur substantial operating revenues, capitalized costs and operating losses.

The Company funded its operations during 2000 and 1999 through sales of its common stock and loans, resulting in net proceeds to the Company of $4,071,274 in 2000 and $863,050 in 1999. Sales of common stock in 2000 and 1999 were sold in private transactions in reliance on various exemptions from the registration requirements of the Securities Act. The Company is exploring other financing alternatives, including private placements and public offerings.

Under an agreement which was concluded in November of 2000, the Company has obtained an equity line of credit of up to $5 million to fund its telecommunication segment. The equity line has various limits on amounts of drawdowns and, under certain circumstances, the purchaser may not be obligated to purchase stock offered for sale by the Company (see Note 11).

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Development Stage Company Commencing November 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - BUSINESS RISKS AND SEGMENT INFORMATION (Continued)

Summarized financial information concerning the Company's reportable segments is shown in the following table:

For the Year Ended October 31, 2000:
-----------------------------------

                               Telecommunication   Entertainment
                                    Business          Business         Totals
                               -----------------   -------------   -------------

Net Sales                      $              -    $     12,200    $     12,200

Operating Loss                 $     (8,494,636)   $ (3,795,033)   $(12,289,669)

Depreciation and Amortization  $        424,366    $     89,721    $    514,087

Total Identifiable Assets      $         67,521    $  1,365,141    $  1,432,662

For the year ended October 31, 1999, the Company's reportable segment consisted of the entertainment business.

NOTE 11 - SUBSEQUENT EVENTS

Stock Options
-------------

On November 30, 2000, the Company granted to an advisory director options to acquire 125,000 shares of its common stock. The exercise price for the options is $4.00 per share. All options became vested immediately and expire on November 30, 2010.

On November 13, 2000, the Company granted to an advisory consultant options to acquire 100,000 shares of its common stock. The exercise price for the options is $4.00 per share. All options became vested immediately and expire on November 13, 2010. In addition, the consultant is additionally compensated for each day of service up to $1,300 per day. The consulting agreement may be terminated at any time by either party upon thirty days' written notice to the other party.

Private Placement
-----------------

On November 17, 2000, and as amended on January 22, 2001, the Company entered into a private placement agreement with various investors, to sell $5,000,000 of the Company's common stock in several tranches at a purchase price equal to 87% of the average market price of the Company's common stock over the five days preceding the closing of each draw down.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A Development Stage Company Commencing November 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - SUBSEQUENT EVENTS (Continued)

Private Placement (Continued)
-----------------

The Company can sell stock to the investors in 5-day intervals not to exceed $500,000 per sale. The investor may refuse to purchase the stock in the event the average purchase price is below $2.00 per share, or if the trading volume is below a certain number of shares within the period, or if the Company sells capital stock in excess of $5,000,000, but exclusive of any funding for the production project.

The Company may not apply any portion of the draw downs towards payment of any costs related to its production of the Company's pending motion picture project. This agreement terminates on November 17, 2002.

In addition, the investors received warrants to purchase 4,000,000 shares of common stock to be issued in two series (3,000,000 Series A warrants and 1,000,000 Series B warrants). Each Series A warrant can be exercised at a price per share equal to the lesser of $6.00 or 50% of the average of the closing sales price of the Company's common stock over the five consecutive trading days immediately preceding the date of the exercise of the warrants. Each Series B warrant can be exercised at a price per share of $6.00. The Series B warrants have a cashless exercise provision. The Series A and Series B warrants expire on November 17, 2003.

As of October 31, 2000, the Company has received proceeds under this agreement of $415,000 from the investors in consideration for the purchase of 77,248 shares of the Company's common stock.