Form 10-Q
period 2001-01-31
NEW VISUAL ENTERTAINMENT INC
filed 2001-03-19
CIK 1026595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______ to _______

                                   ----------
                             COMMISSION FILE NUMBER
                                     0-21785
                                   ----------

                         NEW VISUAL ENTERTAINMENT, INC.
             (Exact Name of Registrant as Specified in its Charter)


           UTAH                                                  95-4543704
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


                                5920 FRIARS ROAD
                                    SUITE 104
                           SAN DIEGO, CALIFORNIA 92108
               (Address of Principal Executive Offices) (Zip Code)


                                 (619) 692-0333
              (Registrant's Telephone Number, Including Area Code)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,782,771 shares of the registrant's Common Stock, $.001 par value, were outstanding as of March 6, 2001.


                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS                                                     PAGE

         Consolidated Balance Sheets
             At October 31, 2000 and January 31, 2001................................3

         Consolidated Statements of Operations
             For the three months ended January 31, 2000 and 2001
             For the period from November 1, 1999 to January 31, 2001................4

         Consolidated Statements of Stockholders' Equity For the period from
             November 1, 1999 to January 31, 2001
             For the three months ended January 31, 2000 and 2001....................5

         Consolidated Statements of Cash Flows For the three months ended
             January 31, 2000 and 2001
             For the period from November 1, 1999 to January 31, 2001................9

         Notes to Consolidated Financial Statements.................................10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS........................................31

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................33


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..........................................................33

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..................................33

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................................34

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................34

ITEM 5.  OTHER INFORMATION..........................................................34

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................................34

SIGNATURES..........................................................................36
----------


ITEM 1.   FINANCIAL STATEMENTS
          --------------------


                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                October 31,     January 31,
                                                                   2000            2001
                                                               -------------   -------------
                                                                                (Unaudited)
Current Assets:
  Cash                                                         $    189,234    $    241,419
  Receivable from related parties                                    27,563          30,200
  Other current assets                                               30,227           8,394
                                                               -------------   -------------

      Total Current Assets                                          247,024         280,014

Property and equipment - net of accumulated depreciation            393,787         358,907
Other assets                                                        117,200         157,876
Film and video library                                               35,944               -
Projects under development                                          638,707         974,651
                                                               -------------   -------------

     Total Assets                                              $  1,432,662    $  1,771,447
                                                               =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


Current Liabilities:
  Accounts payable and accrued expenses                        $    446,921    $    259,325
                                                               -------------   -------------

     Total Current Liabilities                                      446,921         259,325
                                                               -------------   -------------

Long-term debt                                                      756,886         756,886
                                                               -------------   -------------

     Total Liabilities                                            1,203,807       1,016,211
                                                               -------------   -------------

Commitments, Contingencies and Other Matters
    (Notes 2, 6, 7, 8 and 9)

Stockholders' Equity:
  Preferred stock - $0.01 par value; 15,000,000 shares
     Authorized; Series A  junior participating preferred
     Stock; -0- shares issued and outstanding                             -               -
  Common stock - $0.001 par value; 100,000,000 shares
     Authorized; 24,072,455 and 24,801,118 shares issued and
     Outstanding at October 31, 2000 and January 31, 2001,
     Respectively                                                    24,072          24,801
  Additional paid-in capital                                     27,813,465      30,244,615
  Unearned financing fees                                        (2,583,333)     (2,333,333)
  Accumulated deficit at October 31, 1999                       (12,300,033)    (12,300,033)
  Deficit accumulated during the development stage              (12,725,316)    (14,880,814)
                                                               -------------   -------------

     Total Stockholders' Equity                                     228,855         755,236
                                                               -------------   -------------

     Total Liabilities and Stockholders' Equity                $  1,432,662    $  1,771,447
                                                               =============   =============


See notes to consolidated financial statements.


                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                    For the Three Months Ended
                                                            January 31,          For the Period from
                                                   ----------------------------- November 1, 1999 to
                                                       2000            2001       January 31, 2001
                                                   -------------   -------------   -------------
REVENUES                                           $          -    $          -    $     12,200
                                                   -------------   -------------   -------------

OPERATING EXPENSES:
    Cost of sales                                             -               -          21,403
    Amortization of costs of projects                    15,406               -               -
    Projects costs written off                           10,884               -         114,613
    Depreciation of property and equipment               15,469          34,880         132,052
    Acquired in-process research and development
        Expenses                                         50,000               -       6,050,000
    Compensatory element of stock issuances              34,050               -       3,258,549
    Research and development                                  -         362,702       1,178,064
    Selling, general and administrative expenses        157,724         500,472       2,445,242
                                                   -------------   -------------   -------------

    TOTAL OPERATING EXPENSES                            283,533         898,054      13,199,923
                                                   -------------   -------------   -------------

OPERATING LOSS                                         (283,533)       (898,054)    (13,187,723)
                                                   -------------   -------------   -------------

OTHER EXPENSES:
   Interest expense                                           -           7,444          26,424
   Amortization of unearned financing costs                   -         250,000         666,667
   Litigation settlement in shares of common
     stock (Note 9)                                           -       1,000,000       1,000,000
                                                   -------------   -------------   -------------

     TOTAL OTHER EXPENSES                                     -       1,257,444       1,693,091
                                                   -------------   -------------   -------------

NET LOSS                                           $   (283,533)   $ (2,155,498)   $(14,880,814)
                                                   =============   =============   =============

BASIC AND DILUTED NET LOSS PER COMMON
   SHARE                                           $       (.02)   $       (.09)
                                                   =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                               17,351,598      24,247,164
                                                   =============   =============


See notes to consolidated financial statements.


                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
          FOR THE PERIOD FROM NOVEMBER 1, 1999 TO OCTOBER 31, 2000 AND
                THE THREE MONTHS ENDED JANUARY 31, 2000 AND 2001

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

See notes to consolidated financial statements.


                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
          FOR THE PERIOD FROM NOVEMBER 1, 1999 TO OCTOBER 31, 2000 AND
                THE THREE MONTHS ENDED JANUARY 31, 2000 AND 2001

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


                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
          FOR THE PERIOD FROM NOVEMBER 1, 1999 TO OCTOBER 31, 2000 AND
                THE THREE MONTHS ENDED JANUARY 31, 2000 AND 2001

                                                      Common Stock          Additional
                                               --------------------------    Paid-in
                                                  Shares        Amount       Capital
                                               ------------  ------------  ------------
                                                   (1)
Three Months Ended January 31, 2000:
-----------------------------------

Balance - October 31, 1999                      17,224,049   $    17,224   $12,197,374

Issuance of common stock for cash
 ($1.00 to 1.40 per share)                         177,462           177       211,732
Issuance of common stock for services
 ($1.00 to $1.40 per share)                         29,765            30        34,020
Acquisition of Impact Pictures, Inc.
 ($4.00 per share)                                  12,500            13        49,987
Net loss                                                 -             -             -
                                               ------------  ------------  ------------

Balance - January 31, 2000                      17,443,776   $    17,444   $12,493,113
                                               ============  ============  ============


Three Months Ended January 31, 2001:
------------------------------------

Balance - October 31, 2000                      24,072,455   $    24,072   $27,813,465

Issuance of common stock for cash
  ($2.68 to $5.00 per share)                       240,904           241       704,759
Issuance of common stock with attached
  Warrants ($4.02 per share)                       174,714           175       489,024
Issuance of common stock with attached
  Warrants ($5.10 per share)                        30,600            31        85,649
Issuance of stock in connection with Private
  Placement ($4.35 to $5.50 per share)              32,445            32       151,968
Issuance of shares in connection with
  litigation settlement                            250,000           250       999,750
Amortization of unearned financing costs                 -             -             -
Net loss                                                 -             -             -
                                               ------------  ------------  ------------

Balance - January 31, 2001                      24,801,118   $    24,801   $30,244,615
                                               ============  ============  ============

(1) Share amounts have been restated to reflect the 1-for-4 reverse stock split effected on June 22, 2000.


See notes to consolidated financial statements.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
          FOR THE PERIOD FROM NOVEMBER 1, 1999 TO OCTOBER 31, 2000 AND
                THE THREE MONTHS ENDED JANUARY 31, 2000 AND 2001

                                                     Unearned                        Total
                                                    Financing      Accumulated    Stockholders'
                                                      Costs          Deficit         Equity
                                                  -------------   -------------   -------------

Three Months Ended January 31, 2000:
-----------------------------------

Balance - October 31, 1999                        $          -    $(12,300,033)   $    (85,435)

Issuance of common stock for cash
 ($1.00 to 1.40 per share)                                   -               -         211,909
Issuance of common stock for services
 ($1.00 to $1.40 per share)                                  -               -          34,050
Acquisition of Impact Pictures, Inc.
 ($4.00 per share)                                           -               -          50,000
Net loss                                                     -        (283,533)       (283,533)
                                                  -------------   -------------   -------------

Balance - January 31, 2000                        $          -    $(12,583,566)   $    (73,009)
                                                  =============   =============   =============


Three Months Ended January 31, 2001:
------------------------------------

Balance - October 31, 2000                        $ (2,583,333)   $(25,025,349)   $    228,855

Issuance of common stock for cash
  ($2.68 to $5.00 per share)                                 -               -         705,000
Issuance of common stock with attached
  Warrants ($4.02 per share)                                 -               -         489,199
Issuance of common stock with attached
  Warrants ($5.10 per share)                                 -               -          85,680
Issuance of stock in connection with Private
  Placement ($4.35 to $5.50 per share)                       -               -         152,000
Issuance of shares in connection with
  litigation settlement                                      -               -       1,000,000
Amortization of unearned financing costs               250,000               -         250,000
Net loss                                                     -      (2,155,498)     (2,155,498)
                                                  -------------   -------------   -------------

Balance - January 31, 2001                        $ (2,333,333)   $(27,180,847)   $    755,236
                                                  =============   =============   =============


Accumulated deficit as of October 31, 1999                        $(12,300,033)

Accumulated deficit during development stage
  (November 1, 1999 to January 31, 2001)                           (14,880,814)
                                                                  -------------

Total accumulated deficit as of January 31,2001                   $(27,180,847)
                                                                  =============


See notes to consolidated financial statements.


                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
          FOR THE PERIOD FROM NOVEMBER 1, 1999 TO OCTOBER 31, 2000 AND
                THE THREE MONTHS ENDED JANUARY 31, 2000 AND 2001

                                                         For the Three Months Ended
                                                                  January 31,         For the Period from
                                                        ----------------------------- November 1, 1999 to
                                                             2000           2001       January 31, 2001
                                                        -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                             $   (283,533)   $ (2,155,498)   $(14,880,814)
   Adjustments to reconcile net loss to net cash used
      In operating activities:
        Compensatory elements of stock issuances              34,050               -       3,258,549
        Stock issued for acquired in-process research
           and development                                    50,000               -       6,050,000
        Stock issued for litigation settlement                     -       1,000,000       1,000,000
        Projects costs written-off                            10,884               -         114,613
        Amortization of unearned financing costs                   -         250,000         666,667
        Depreciation of property and equipment                15,469          34,880         132,052
        Amortization of costs of projects                     15,406               -               -

    Increase (decrease) from changes in:
        Other current assets                                       -          21,833          (8,394)
        Due from related parties                                   -          (2,638)          1,221
        Projects under development                           (15,143)       (300,000)       (955,519)
        Accounts payable and accrued expenses                (75,000)       (187,596)       (161,373)
        Other assets                                          (4,500)        (40,676)       (152,876)
                                                        -------------   -------------   -------------

          NET CASH USED IN OPERATING ACTIVITIES             (252,367)     (1,379,695)     (4,935,874)
                                                        -------------   -------------   -------------

CASH USED IN INVESTING ACTIVITIES
    Acquisition of property and equipment                     (3,452)              -        (388,733)
                                                        -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                    211,909       1,431,880       4,581,268
   Proceeds from note payable                                      -               -         756,886
   Proceeds from exercise of warrants                              -               -         165,000
                                                        -------------   -------------   -------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES           211,909       1,431,880       5,503,154
                                                        -------------   -------------   -------------

(DECREASE) INCREASE IN CASH                                  (43,910)         52,185         178,547

CASH AND CASH EQUIVALENTS - BEGINNING                         62,872         189,234          62,872
                                                        -------------   -------------   -------------

CASH AND CASH EQUIVALENTS - ENDING                      $     18,962    $    241,419    $    241,419
                                                        =============   =============   =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
    Interest                                            $          -    $          -    $          -
                                                        =============   =============   =============

    Income taxes                                        $          -    $        800    $        800
                                                        =============   =============   =============


See notes to consolidated financial statements.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2001



NOTE  1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended October 31, 2000, included in the Company's Form 10-KSB as filed with the SEC.

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

         CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risks, are principally trade accounts receivable. The Company maintains an allowance for uncollectible accounts receivable and, generally, does not require collateral. At January 31, 2001 and October 31, 2000, no allowance for uncollectible accounts was deemed necessary by management.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2001



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

         FILM AND VIDEO LIBRARY AND PROJECTS UNDER DEVELOPMENT

         Film and video library and projects under development are stated at the lower of amortized cost or market. Upon completion, costs are amortized on an individual production basis in the proportion that current gross revenues bear to management's estimate of total gross revenues with such estimates being reviewed at least quarterly. In prior years, several projects under development were determined to have no estimated realizable value and were accordingly written-off. Project costs written-off during the three months ended January 31, 2000 and 2001 were $10,884 and $-0-, respectively. For the three months ended January 31, 2000 and 2001, amortization expense related to the film and video library was $15,406 and $-0-, respectively.

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

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ACCOUNTING ESTIMATES

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The financial statements include various estimated fair value information at January 31, 2001, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ADVERTISING

         Advertising costs are charged to operations when incurred. Advertising expense for the three months ended January 31, 2000 and 2001 was $15,528 and $-0-, respectively.

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

         STOCK-BASED COMPENSATION

         As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company accounts for its stock-based compensation arrangements pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees". In accordance with the provisions of SFAS No. 123, the Company discloses the pro forma effects of accounting for these arrangements using the Black Scholes option-pricing model to determine fair value.

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

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         SEGMENT REPORTING

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

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments -- Deferral of the Effective Date of SFAS Statement No.133 and in June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments -- an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. As a result of SFAS No. 137, SFAS No. 133 and SFAS No. 138 will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company's adoption of the above Financial Accounting Standards had no material impact on the Company's financial statements for the three months ended January 31, 2001.

         In June 2000, the American Institute of Certified Public Accountants issued Statement of Position 00-2, Accounting by Producers or Distributors of Films (SOP 00-2), which established new accounting standards for producers and distributors of film and supersedes Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films". SOP 00-2 changes the accounting standards for costs to produce and distribute film and television properties. The Company expects to adopt the new standard effective November 1, 2001, and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

         In June 2000, the Financial Accounting Standards Board issued SFAS No. 139 which rescinds SFAS No. 53 and requires public companies to follow the guidance provided by SOP 00-2.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

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

         COMPREHENSIVE INCOME

         The Company has no material components of other comprehensive income and, accordingly, net loss approximates comprehensive loss for all periods presented.

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

         Historical and proforma information have not been provided because the operations or the acquired business were not material.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2001



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

         Historical and proforma information have not been provided because the operations of the acquired business were not material.

NOTE 3 - PROPERTY AND EQUIPMENT, NET

         Property and equipment consists of the following:


                                                    October 31,      January 31,
                                                       2000              2001
                                                    -----------      -----------

            Furniture and fixtures                  $   51,584       $   51,584
            Camera equipment                           544,664          544,664
            Office equipment                            99,658           99,658
                                                    -----------      -----------
                                                       695,906          695,906
            Less: Accumulated depreciation             302,119          336,999
                                                    -----------      -----------

                          Total                     $  393,787       $  358,907
                                                    ===========      ===========

         For the three months ended January 31, 2000 and 2001, depreciation expense was $15,469 and $34,880, respectively.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2001



NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consist of the following:


                                                     October 31,     January 31,
                                                        2000             2001
                                                     -----------     -----------

               Professional fees                     $  300,000      $  138,251
               Payroll and related taxes                 47,511               -
               Interest                                  17,906          25,350
               Miscellaneous                             81,504          96,550
                                                     -----------     -----------

                                                     $  446,921      $  259,325
                                                     ===========     ===========

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

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2001



NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

         PREFERRED STOCK AND RIGHTS DIVIDEND (CONTINUED)

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

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2001



NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

         COMMON STOCK

         On April 30, 2000, the Board of Directors authorized, and on May 31, 2000, a majority vote of the shareholders approved, a one-for-four reverse stock-split of the Company's outstanding common stock. The reverse stock-split was effected on June 22, 2000.

         COMMON STOCK ISSUANCES DURING THE YEAR ENDED OCTOBER 31, 2000

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

         During the three months ended January 31, 2000, the Company issued 12,500 shares of common stock valued at $4.00 per share for the acquisition of Impact Pictures, Inc.(Note 2)

         On February 17, 2000, the Company issued 3,000,000 shares of common stock valued at $2.00 per share for the acquisition of New Wheel Technology, Inc.(Note 2)

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2001



NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

         COMMON STOCK ISSUANCES DURING THE YEAR ENDED OCTOBER 31, 2000
         (CONTINUED)

         In connection with the acquisition of New Wheel, the Company entered into an agreement with lenders to provide loans of up to $1.5 million. As consideration for these loans and other services under the agreement, in April of 2000 the Company issued 1,500,000 shares of its common stock to the lenders valued at $3,000,000. The Company accounted for the $3,000,000 as unearned financing costs as a reduction of stockholders' equity as of April 30, 2000. During the quarter ended July 31, 2000, the Company began to draw money down from the credit facilities and accordingly, the Company at such time, began to amortize the unearned financing costs over the three-year period ended June of 2003. Amortization of the unearned financing costs for the three months ended January 31, 2001 was $250,000.

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

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2001



NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

         COMMON STOCK ISSUANCES DURING THE THREE MONTHS ENDED JANUARY 31, 2001

         - Private Placement:

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

         As of January 31, 2001, the Company has received proceeds under this agreement of $567,000 from the investors in consideration for the purchase of 109,693 shares of the Company's common stock.

         o On November 17, 2000, the company issued 9,456 shares of common stock for $5.50 per share, pursuant to the Company's November 17, 2000 Private Placement agreement.

         o On November 27, 2000, the Company issued 22,989 shares of common stock for $4.35 per share, pursuant to the Company's November 17, 2000 Private Placement agreement.

         During December 2000, the Company sold 219,904 shares of common stock for $600,000.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2001



NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

         COMMON STOCK ISSUANCES DURING THE THREE MONTHS ENDED JANUARY 31, 2001 (CONTINUED)

         - Private Placement: (Continued)

         During January 2001, the Company sold 21,000 shares of common stock for $105,000.

         During January 2001, the Company issued 174,714 shares of common stock with 87,357 attached warrants with an exercise price of $4.02 per share, expiring in 3 years for $489,199.

         During January 2001, the Company issued 30,600 shares of common stock with 15,300 attached warrants with an exercise price of $5.10 per share, expiring in 3 years for $85,680.

         During February 2001, the Company issued 250,000 shares of common stock valued at $1,000,000 in consideration of the litigation settlement with Astounding.com, Inc. and Jack Robinson (Note 9). This settlement has been recorded during the three months ended January 31, 2001.

         STOCK OPTION PLANS

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

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2001



NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

         STOCK OPTION PLANS (CONTINUED)

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

         As of January 31, 2001, no options have been granted under this plan.

         - Options Outside of the Plan:

         STOCK OPTIONS

         On November 30, 2000, the Company granted to an advisory director options to acquire 125,000 shares of its common stock. The exercise price for the options is $4.00 per share. All options became vested immediately and expire on November 30, 2010.

         On November 13, 2000, the Company granted to a consultant options to acquire 100,000 shares of its common stock. The exercise price for the options is $4.00 per share. All options became vested immediately and expire on November 13, 2010. In addition, the consultant is additionally compensated for each day of service up to $1,300 per day. The consulting agreement may be terminated at any time by either party upon thirty days' written notice to the other party.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2001



NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

         - Options Outside of the Plan: (Continued)

         STOCK OPTIONS (CONTINUED)

         Since the exercise price of the options was not less than the fair market value of the Company's common stock on each date of grant, no compensation expense has been recorded. If the Company had elected to record the issuance of stock options using the fair value method, the Company's net loss and loss per share would be as follows:


                                                             Three Months
                                                                 Ended
                                                            January 31, 2001
                                                            ----------------

              Net Loss:
                  As reported                                 $(2,155,498)
                  Proforma                                    $(3,338,873)

              Loss Per Share:
                  As reported                                     $ (0.09)
                  Proforma                                        $ (0.14)

         The fair value of stock options granted during the three months ended January 31, 2001 was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value and related assumptions were as follows:

                                                                       Grant Date
                                          --------------------------------------------------------------------
                                          February 11,     July 1,     October 27,  November 13,  November 30,
                                              2000          2000          2000          2001           2001
                                          ------------  ------------  ------------  ------------  ------------
         Expected volatility                  33.0%         33.0%         33.0%         33.0%         33.0%
         Risk-free interest rate               5.5%          5.5%          5.5%          5.5%          5.5%
         Expected lives                     3 years       3 years       3 years       3 years       3 years
         Dividend yield                         -0-           -0-           -0-           -0-           -0-


                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2001



NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

         - Options Outside of the Plan: (Continued)

         STOCK OPTIONS (CONTINUED)

         A summary of the Company's stock option activity and related information follows:


                                                                          Weighted
                                                         Shares Under     Average
                                                            Option     Exercise Price
                                                         ------------   ------------
         Balance at October 31, 2000:                      1,563,750          $2.61
            Granted                                          225,000           4.00
            Exercised                                              -              -
            Cancelled                                              -              -
                                                         ------------   ------------

         Balance at January 31, 2001                       1,788,750          $2.78

         Exercisable At January 31:
            2001                                             887,188          $3.45
            2002                                           1,204,375          $3.14
            2003                                           1,531,563          $2.96
            2004                                           1,788,750          $2.78


         The exercise price for options outstanding as of January 31, 2001 ranged from $4.00 to $5.50.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2001



NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

         NET LOSS PER SHARE

         Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

            Warrants to purchase common stock                                    4,302,657
            Options to purchase common stock                                     1,788,750
                                                                                -----------

            Total as of January 31, 2001                                         6,091,407
                                                                                ===========

            Substantial issuances after January 31, 2001 through March 6, 2001:

            Options granted to purchase common stock                              137,400
                                                                                ===========

            Warrants issued in connection with stock issuances                      29,161
                                                                                ===========

            Sale of common stock for cash                                           58,321
                                                                                ===========


NOTE 7 - COMMITMENTS AND CONTINGENCIES

         ASTOUNDING.COM, INC.

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

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2001



NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         ASTOUNDING.COM, INC. (CONTINUED)

         The Company, on March 22, 2000, filed a lawsuit in the State District Court in Dallas, Texas against Astounding.com, Inc. and Jack Robinson. The Company's complaint alleges that, among other things, Astounding.com, Inc. and Robinson breached certain contractual obligations to New Visual and engaged in negligent and/or fraudulent misrepresentation to induce New Visual to enter into the merger agreement. New Visual is seeking a court order confirming that the merger agreement is null and void, and an award of unspecified damages, court costs and attorneys fees. Robinson and Astounding.com have filed a counterclaim against New Visual alleging breach of contract and unjust enrichment and seeking unspecified damages, court costs and attorney fees. The Company denies liability and intends to vigorously prosecute its claim and defend itself against the counterclaim. This litigation was settled in February 2001. See Note 9, "Subsequent Events."

         INTELECON SERVICES, INC.

         On March 31, 2000, the Company signed a definitive merger agreement for it to acquire Intelecon Services, Inc. ("Intelecon"), a provider of entertainment and business communication technology and value-added services, in a stock transaction.

         On September 26, 2000, the Company formally terminated its merger agreement with Intelecon.

         The Company advanced to Intelecon monies to purchase certain equipment on behalf of the Company. Intelecon did not purchase the equipment and, therefore, breached its contract and was unjustly enriched. The Company has brought forward a claim against Intelecon for $105,000, which is included in other assets at January 31, 2001.

         CONSULTING AGREEMENT

         In June 2000, the Company entered into a marketing and public relations agreement to publicize the Company to brokers, prospective investors, institutional investors, analysis and others, for a term of six months. In consideration of the above services, the Company has paid the consultant $50,000. In addition, the consultant was issued 50,000 shares of the Company's common stock. The consultant was also issued a warrant entitling it to purchase, in the aggregate, up to 200,000 shares of the Company's common stock. The warrant is divided into four tranches of fifty thousand (50,000) shares each, with each tranche to have the following exercise prices: Tranche 1 - $7.00 per share; Tranche 2 - $8.50 per share; Tranche 3 - $10.00 per share; and Tranche 4 - $11.50 per share. The consultant and the Company shall enter into a registration rights agreement with respect to the registration of the above common stock and Warrant Shares. The consultant has not exercised any of these warrants as of January 31, 2001.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2001



NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         CONSULTING AGREEMENT (CONTINUED)

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

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2001



NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         JOINT VENTURE PRODUCTION AGREEMENT

         In April 2000, the Company entered into a joint venture production agreement to produce a feature length film for theatrical distribution. The Company will provide the funding for the production in the amount of $2,250,000 and, in exchange, will receive 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to its initial investment of up to $2,250,000. The film is to be completed and ready for a Summer 2002 release. The Company has agreed to deposit into a separate account, on a monthly basis, funds to assure a minimum balance of $200,000 at the beginning of each month, until the total of $2,250,000 has been deposited into the account. As of January 31, 2001, the Company has funded approximately $885,000 of production and other costs, which was included in projects under development in the accompanying consolidated balance sheet.

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

         Rent expense for the three months ended January 31, 2000 and 2001 was $2,000 and $20,346, respectively.

         ROYALTY PAYMENTS

         The Company's projects under development stipulate royalty payments which are based on percentages of revenue.

         CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. At January 31, 2001, the Company had a bank balance in excess of federally insured limits by approximately $113,616.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2001



NOTE 8 - BUSINESS RISKS AND SEGMENT INFORMATION

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

         The success of the Company's telecommunication segment is dependent upon the successful completion of development and testing of its New Wheel technology. No assurances can be given that the Company can complete development of such technology, or that with respect to such technology that is fully developed, it can be commercialized on a large scale basis or at a feasible cost. Even though subsequently the Company has received independent third party verification that this technology does work, there is no assurance can be given that such technology will receive market acceptance.

         Until the commencement of sales from either segment, the Company will have no operating revenues, but will continue to incur substantial operating revenues, capitalized costs and operating losses.

         The Company funded its operations during the three months ended January 31, 2001 through sales of its common stock, resulting in net proceeds to the Company of $1,431,880. Sales of common stock during the three months ended January 31, 2001 were sold in private transactions in reliance on various exemptions from the registration requirements of the Securities Act. The Company is exploring other financing alternatives, including private placements and public offerings.

         Under an agreement which was concluded in November of 2000, the Company has obtained an equity line of credit of up to $5 million to fund its telecommunication segment. The equity line has various limits on amounts of drawdowns and, under certain circumstances, the purchaser may not be obligated to purchase stock offered for sale by the Company (see Note 6).

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2001



NOTE 8 - BUSINESS RISKS AND SEGMENT INFORMATION (CONTINUED)

         Summarized financial information concerning the Company's reportable segments is shown in the following table:

         For the Three Months Ended January 31, 2001:
         -------------------------------------------

                                                Telecommunication  Entertainment   Corporate
                                                    Business          Business    Headquarters      Totals
                                                  ------------     ------------   ------------   ------------
          Net Sales                               $         -      $         -    $         -    $         -

          Operating Loss                          $  (362,702)     $         -    $  (792,796)   $(1,155,498)

          Depreciation and Amortization           $   253,307      $     4,340    $    27,233    $   284,880

          Total Identifiable Assets               $    80,484      $ 1,234,842    $   456,121    $ 1,771,447


         For the three months ended January 31, 2000, the Company's only reportable segment consisted of the entertainment business.

NOTE 9 - SUBSEQUENT EVENTS

         RELEASE OF ESCROWED MERGER CONSIDERATION

         As per the February 2000 merger agreement with New Wheel, 2,500,000 restricted shares of common stock were placed with an escrow agent to be released to the New Wheel stockholders upon the achievement of a technological development milestone specified in the merger agreement. In February 2001, the Company released these shares to the New Wheel shareholders as a result of the achievement of this milestone.

         ASTOUNDING.COM AND JACK ROBINSON SETTLEMENT

         On February 16, 2001, the company reached a settlement agreement with Astounding.com and Jack Robinson in connection with certain disputes arising from a non-consummated merger between the Company and Astounding.com, Inc. This litigation was settled by the Company agreeing to issue to Jack Robinson and his attorneys 250,000 restricted shares of its common stock. The Company in return will receive all the issued and outstanding common stock of Astounding.com, Inc. The Company also agreed to file a registration statement for all of these 250,000 shares of its common stock by March 31, 2001 and to cause the registration statement to become effective and the shares to become freely tradeable no later than June 29, 2001.

         In February 2001, the Company issued 250,000 shares of common stock valued at $1,000,000 in consideration of this litigation settlement. This settlement has been recorded during the three months ended January 31, 2001.

         As of February 16, 2001, Astounding.com, Inc. has no liabilities and is engaged in no business activities.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2001



NOTE 9 - SUBSEQUENT EVENTS

         STOCK OPTIONS

         On March 5, 2001, the Company granted to certain employees, directors and advisory directors options under its 2000 Omnibus Securities Plan to acquire 137,400 shares of its common stock. The exercise price for the options, which vest over time, is $3.92 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         The following is a discussion and analysis of our results of operations and should be read in conjunction with the financial statements and related notes contained in this Form 10-Q.

RESULTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED JANUARY 31, 2001 VS. THE THREE MONTHS ENDED JANUARY 31, 2000

         REVENUES. There were no revenues for the three months ended January 31, 2001 and January 31, 2000.

         OPERATING EXPENSES. Operating expenses include amortization of project costs, writedown of project costs, depreciation of property and equipment, compensatory element of stock issuances, acquired in-process research and development expenses, research and development expenses, and selling, general and administrative costs. Total operating expenses increased to $898,000 for the three months ended January 31, 2001, from $284,000 for the three months ended January 31, 2000. The increase was from research and development costs of $363,000 related to our New Wheel subsidiary, which was acquired in February 2000, and an increase of $343,000 in selling, general and administrative expense due to increase in our corporate infrastructure which includes two separate office spaces.

         The acquired in-process research and development costs for the three months ended January 31, 2000 were associated with the acquisition of Impact Pictures ($50,000) and represent the value of the common stock issued in connection with the acquisition. The acquisition of Impact Multimedia was in exchange for 12,500 shares of common stock valued at $50,000.

         OTHER EXPENSES. Other expenses included amortization of unearned financing fees, interest expense and settlement of litigation. Total other expenses increased from $-0- for the three months ended January 31, 2000 to $1,257,444 for the three months ended January 31, 2001. The Company issued 250,000 shares of common stock valued at $1,000,000 for the February 16, 2001 settlement reached with Astounding.com, Inc. and Jack Robinson in connection with certain disputes arising from a non-consummated merger between the Company and Astounding.com, Inc. This settlement has been recorded during the three months ended January 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Operations have been financed through private sales of common stock and loans, resulting in net proceeds of approximately $1,432,000 and $212,000 for the three months ended January 31, 2001 and January 31, 2000, respectively. In addition, during the three months ended January 31, 2000, a portion of expenses were paid by the issuance of stock.

         In April 2000, we entered into a joint venture production agreement to produce a feature length film for theatrical distribution. Under the agreement, we will provide the funding for the production in the amount of $2,250,000 and, in exchange, we will receive 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to its initial investment of up to $2,250,000. The film is to be completed and ready for a Summer 2002 release. We have agreed to deposit into a separate account, on a monthly basis, funds to assure a minimum balance of $200,000 at the beginning of each month, until the total of $2,250,000 has been deposited into the account. As of January 31, 2001, we had funded approximately $885,000 of the production costs towards this project.

         Research and development expenses related to operations of our New Wheel subsidiary totaled $363,000 and $-0- for the three months ended January 31, 2001 and the three months ended January 31, 2000, respectively.

         On November 17, 2000, and as amended on January 22, 2001, we entered into a private placement agreement with various investors, to sell $5,000,000 of our common stock in several tranches at a purchase price equal to 87% of the average market price of our common stock over the five days preceding the closing of each draw down. We can sell stock to the investors in 5-day intervals not to exceed 500,000 per sale. The investor may refuse to purchase the stock in the event the average purchase price is below $2.00 per share, or if the trading volume of our common stock is below a certain number of shares within the period, or if we sell capital stock in excess of 5,000,000, exclusive of any funding for our pending motion picture project. We may not apply any portion of the draw downs towards payment of any costs related to the production of our pending motion picture project. This agreement terminates on November 17, 2002.

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

         Through January 31, 2001, we received proceeds under this agreement of $567,000 from the investors in consideration of the purchase of 109,693 shares of our common stock.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments -- Deferral of the Effective Date of SFAS Statement No.133" and in June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments -- an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities." As a result of SFAS No. 137, SFAS No. 133 and SFAS No. 138 will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company's adoption of the above Financial Accounting Standards had no material impact on the Company's financial statements for the three months ended January 31, 2001.

         In June 2000, the American Institute of Certified Public Accountants issued Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"), which established new accounting standards for producers and distributors of film and supersedes Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films." SOP 00-2 changes the accounting standards for costs to produce and distribute film and television properties. The Company expect to adopt the new standard effective November 1,2001, and is evaluating the effect that such adoption may have on its consolidated and results of operations and financial position.

         In June 2000, the Financial Accounting Standards Board issued SFAS No. 139 which rescinds SFAS No. 53 and requires public companies to follow the guidance provided by SOP 00-2.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not engage in trading market risk sensitive instruments and do not purchase as investments, as hedges, or for purposes "other than trading," instruments that are likely to expose us to market risk, whether it be from interest rate, foreign currency exchange, commodity price or equity price risk. We have not entered into any forward or futures contracts, purchased options or entered into swaps. Accordingly, we do not believe our exposure to market risk is material.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
         -----------------

         On March 22, 2000, the Company filed a lawsuit in the State District Court in Dallas, Texas against Astounding.com, Inc. and Jack Robinson. The Company's complaint alleged that, among other things, Astounding.com and Robinson breached certain contractual obligations made to the Company and engaged in negligent and/or fraudulent misrepresentation to induce the Company to enter into a merger agreement. The Company sought a court order confirming that the merger agreement is null and void, and an award of unspecified damages, court costs and attorneys fees. Astounding.com and Robinson filed a counterclaim against the Company that alleged breach of contract and unjust enrichment, and sought unspecified damages, court costs and attorney fees.

         On February 16, 2001, the Company, Astounding.com and Robinson entered into a settlement agreement (the "Agreement"), pursuant to which, among other things, (i) the parties mutually released each other from any and all claims relating to the merger agreement and the above-referenced litigation, and (ii) the Company acquired the outstanding stock of Astounding.com in exchange for 250,000 restricted shares of the Company's common stock issued to Robinson and his attorneys. The Company also agreed to file a registration statement for these shares by March 31, 2001 and to cause the registration statement to become effective by June 29, 2001.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

         During the three months ended January 31, 2001, the Company sold unregistered securities as follows:

         1. On November 17, 2000, the Company entered into a Securities Purchase Agreement with eight investors to sell up to $5,000,000 of the Company's common stock in several tranches over the next two years at a purchase price equal to 87% of the average market price of the Company's common stock over the five days preceding each draw down. As of January 31, 2001, the Company has received proceeds of $567,000 under this agreement in consideration for the issuance of 109,693 shares of common stock.

         2. In December 2000, the Company sold an aggregate of 219,904 shares of common stock to two individuals for aggregate proceeds of $600,000.

         3. In January 2001, the Company sold unregistered securities as follows:

              o an aggregate of 21,000 shares of common stock to six investors for aggregate proceeds of $105,000;

              o an aggregate of 174,714 shares of common stock and warrants to purchase 87,357 shares (exercisable at $4.02 per share) to five of the above investors and four other investors for aggregate proceeds of $489,199; and

              o an aggregate of 30,600 shares of common stock and warrants to purchase 15,300 shares (exercisable at $5.10 per share) to five individuals for aggregate proceeds of $85,680.

         All transactions described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of such Securities Act as transactions by an issuer not involving any public offering. All purchasers represented that they were "accredited investors" within the meaning of Regulation D under the Securities Act of 1933. All of the securities issued in these transactions contained a restrictive legend to the effect that they could not be sold or transferred without registration or an applicable exemption.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         Not applicable.

ITEM 5.  OTHER INFORMATION
         -----------------

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)      Exhibits:

                  Exhibit Number        Description
                  --------------        -----------

                  10.1 Form of Amendment to Credit Agreement dated November 13, 2000 by New Visual Entertainment, Inc. and each of the following trusts: Epic Events Trust, Ltd.; Exodus Systems Trust, Ltd.; Prospect Development Trust, Ltd.; Pearl Street Investments trust, Ltd.; and Riviera Bay Holdings Trust (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2000 (the "2000 10-KSB")).

                  10.2 Securities Purchase Agreement dated November 17, 2000 by and among New Visual Entertainment, Inc., Lilly Beter Capital Group, Ltd., International Caribbean Trust Limited, Cutting Edge Trust Limited, Wind & Sea Trust Limited, Montgomery Landing Trust Limited, Quail Run Trust Limited, and Tru Color Trust Limited (incorporated by reference to
                                        Exhibit 10.1 of the Company's Current
                                        Report on Form 8-K filed with the
                                        Commission on November 27, 2000).

                  10.3 First Amendment to Securities Purchase Agreement dated January 22, 2001 by and among New Visual Entertainment, Inc., Lilly Beter Capital Group, Ltd., International Caribbean Trust Limited, Cutting Edge Trust Limited, Wind & Sea Trust Limited, Montgomery Landing Trust Limited, Quail Run Trust Limited, and Tru Color Trust Limited (incorporated by reference to Exhibit 10.11 of the 2000 10-KSB).

         (b)      Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the quarter ended January 31, 2001.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           NEW VISUAL ENTERTAINMENT, INC.



Date:    March 19, 2001                    By:  /s/ James Kesaris
                                                ------------------------
                                                James Kesaris
                                                Chief Financial Officer and
                                                Duly Authorized Officer