Form 10-Q
period 2001-04-30
NEW VISUAL ENTERTAINMENT INC
filed 2001-06-14
CIK 1026595

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2001

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

For the transition period from                       to                     .
                               --------------------     --------------------

                         Commission File Number 0-21785

--------------------------------------------------------------------------------

                         NEW VISUAL ENTERTAINMENT, INC.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

            Utah                                                  95-4545704
-------------------------------                              -------------------
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

                   Yes   ( X )                        No   (    )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,035,605 shares of Common Stock, $.001 par value, were outstanding as of June 12, 2001.

Transitional Small Business Disclosure Forms (check one):

                   Yes   ( X )                        No   (    )

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                 APRIL 30, 2001





                                                                       Page Nos.
                                                                       ---------


PART I - FINANCIAL INFORMATION:

     ITEM I - FINANCIAL STATEMENTS


     CONSOLIDATED BALANCE SHEETS                                           1
              At October 31, 2000 and April 30, 2001


     CONSOLIDATED STATEMENTS OF OPERATIONS                                2 - 3
              For the Six Months Ended April 30, 2000 and 2001
              For the Three Months Ended April 30, 2000 and 2001
              For the Period from November 1, 1999 to April 30, 2001


     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                      4 - 7
              For the Period from November 1, 1999 to April 30, 2001
              For the Six Months Ended April 30, 2000 and 2001


     CONSOLIDATED STATEMENTS OF CASH FLOWS                                 8
              For the Period from November 1, 1999 to April 30, 2001
              For the Six Months Ended April 30, 2000 and 2001

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           9 - 31


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS                 32

     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK   35

PART II - OTHER INFORMATION                                                35

     ITEM 1 - LEGAL PROCEEDINGS                                            35

     ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                    35

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                              36

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          36

     ITEM 5 - OTHER INFORMATION                                            36

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                             36

SIGNATURES                                                                 37

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                                         October 31,      April 30,
                                                                            2000            2001
                                                                        -------------   -------------
                                                                                         (Unaudited)
Current Assets:
  Cash                                                                  $    189,234    $     57,232
  Receivable from related parties                                             27,563          69,011
  Other current assets                                                        30,227           8,394
                                                                        -------------   -------------

      Total Current Assets                                                   247,024         134,637

Property and equipment - net of accumulated depreciation                     393,787         327,541
Other assets                                                                 117,200         154,999
Film and video library                                                        35,944               -
Projects under development                                                   638,707       1,119,651
                                                                        -------------   -------------

     Total Assets                                                       $  1,432,662    $  1,736,828
                                                                        =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable and accrued expenses                                 $    446,921    $    323,586
                                                                        -------------   -------------

     Total Current Liabilities                                               446,921         323,586
                                                                        -------------   -------------

Long-term debt                                                               756,886         756,886
                                                                        -------------   -------------

     Total Liabilities                                                     1,203,807       1,080,472
                                                                        -------------   -------------

Commitments, Contingencies and Other Matters
   (Notes 2, 6, 7, 8 and 9)

Stockholders' Equity:
  Preferred stock - $0.01 par value; 15,000,000 shares authorized;
     Series A junior participating preferred stock; -0- shares issued
     and outstanding                                                               -               -
  Common stock - $0.001 par value; 100,000,000 shares
     authorized; 24,072,455 and 25,110,016 shares issued and
     outstanding at October 31, 2000 and April 30, 2001,
     respectively                                                             24,072          25,110
  Additional paid-in capital                                              27,813,465      31,127,105
  Unearned financing fees                                                 (2,583,333)     (2,083,333)
  Accumulated deficit at October 31, 1999                                (12,300,033)    (12,300,033)
  Deficit accumulated during the development stage                       (12,725,316)    (16,112,493)
                                                                        -------------   -------------

     Total Stockholders' Equity                                              228,855         656,356
                                                                        -------------   -------------

     Total Liabilities and Stockholders' Equity                         $  1,432,662    $  1,736,828
                                                                        =============   =============


See notes to consolidated financial statements.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                        For the Six Months Ended
                                                               April 30,         For the Period from
                                                     ----------------------------- November 1, 1999 to
                                                         2000           2001        April 30, 2001
                                                     -------------   -------------   -------------
REVENUES                                             $      6,800    $          -    $     12,200
                                                     -------------   -------------   -------------

OPERATING EXPENSES:
    Cost of sales                                               -               -          21,403
    Amortization of costs of projects                      35,696               -               -
    Projects costs written off                             10,884               -         114,613
    Depreciation of property and equipment                 34,292          69,813          69,813
    Acquired in-process research and development
        expenses                                        6,050,000               -       6,050,000
    Compensatory element of stock issuances             1,848,779               -       3,258,549
    Research and development                                    -         662,094       1,477,456
    Selling, general and administrative expenses          856,822       1,136,840       3,178,782
                                                     -------------   -------------   -------------

    TOTAL OPERATING EXPENSES                            8,836,473       1,868,747      14,170,616
                                                     -------------   -------------   -------------

OPERATING LOSS                                         (8,829,673)     (1,868,747)    (14,158,416)
                                                     -------------   -------------   -------------

OTHER EXPENSES:
   Interest expense                                             -          18,430          37,410
   Amortization of unearned financing costs                     -         500,000         916,667
   Litigation settlement in shares of common stock
      (Note 7)                                                  -       1,000,000       1,000,000
                                                     -------------   -------------   -------------

     TOTAL OTHER EXPENSES                                       -       1,518,430       1,954,077
                                                     -------------   -------------   -------------

NET LOSS                                             $ (8,829,673)   $ (3,387,177)   $(16,112,493)
                                                     =============   =============   =============

BASIC AND DILUTED NET LOSS PER COMMON
   SHARE                                             $      (0.45)   $      (0.14)
                                                     =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                 19,752,405      24,614,754
                                                     =============   =============



See notes to consolidated financial statements.

                                        2

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                    For the Three Months Ended
                                                             April 30,
                                                   -----------------------------
                                                        2000            2001
                                                   -------------   -------------

REVENUES                                           $      6,800    $          0
                                                   -------------   -------------

OPERATING EXPENSES:
   Amortization costs of projects                        20,290               -
   Depreciation of property and equipment                19,073          34,933
   Acquired in-process research and development       6,000,000               -
   Compensatory element of stock issuances            1,814,729               -
   Research and development                                   -         299,392
   Selling, general and administrative expenses         698,849         636,368
                                                   -------------   -------------

       TOTAL OPERATING EXPENSES                      (8,552,941)        970,693
                                                   -------------   -------------

OPERATING LOSS                                       (8,546,141)       (970,693)

OTHER EXPENSES:
   Interest Expense                                           -          10,986
   Amortization of unearned financing costs                   -         250,000
                                                   -------------   -------------

       TOTAL OTHER EXPENSES                                   -         260,986

NET LOSS                                           $ (8,546,141)   $ (1,231,679)
                                                   =============   =============

BASIC AND DILUTED LOSS PER SHARE                   $      (0.39)   $      (0.05)
                                                   =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                       22,080,429      24,940,678
                                                   =============   =============



See notes to consolidated financial statements.


                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
          FOR THE PERIOD FROM NOVEMBER 1, 1999 TO OCTOBER 31, 2000 AND
                  THE SIX MONTHS ENDED APRIL 30, 2000 AND 2001


                                                                       Common Stock            Additional
                                                              -----------------------------     Paid-in
                                                                  Shares          Amount        Capital
                                                              -------------   -------------   -------------
                                                                   (1)
Balance - October 31, 1999                                      17,224,049      $   17,224    $ 12,197,374

Issuance of common stock for cash
  ($1.00 to $4.00 per share)                                       805,994             805       2,733,583
Issuance of common stock for services:
  ($1.00 to $1.40 per share for quarter ended
     January 31)                                                    29,765              30          34,020
  ($1.20 to $12.00 per share for quarter ended
     April 30)                                                   1,161,065           1,161       1,813,568
  ($3.00 to $7.88 per share for quarter ended
     July 31)                                                      109,000             109         619,541
  ($.25 to $12.50 per share for quarter ended
   October 31)                                                      84,084              84          28,038
Acquisition of Impact Pictures, Inc.
  ($4.00 per share)                                                 12,500              13          49,987
Acquisition of New Wheel Technology, Inc.
  ($2.00 per share)                                              3,000,000           3,000       5,997,000
Issuance of common stock under consulting
  agreement ($2.00 per share)                                    1,500,000           1,500       2,998,500
Issuances of common stock upon exercise of
  warrants ($2.40 per share)                                        68,750              69         164,931
Issuance of common stock in connection with private
 placement ($5.00 to $5.50 per share)                               77,248              77         414,923
Value assigned to issuance of 200,000 warrants                           -               -         762,000
Amortization of unearned financing costs                                 -               -               -
Net loss                                                                 -               -               -
                                                              -------------   -------------   -------------

Balance - October 31, 2000                                      24,072,455    $     24,072    $ 27,813,465
                                                              =============   =============   =============



(1) Share amounts have been restated to reflect the 1-for-4 reverse stock split effected on June 22, 2000.



See notes to consolidated financial statements.


                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
          FOR THE PERIOD FROM NOVEMBER 1, 1999 TO OCTOBER 31, 2000 AND
                  THE SIX MONTHS ENDED APRIL 30, 2000 AND 2001



                                                                  Unearned                          Total
                                                                  Financing     Accumulated      Stockholders'
                                                                   Costs          Deficit           Equity
                                                               --------------  --------------   --------------
Balance - October 31, 1999                                     $           -   $ (12,300,033)   $     (85,435)

Issuance of common stock for cash
  ($1.00 to $4.00 per share)                                               -               -        2,734,388
Issuance of common stock for services:
  ($1.00 to $1.40 per share at January 31)                                 -               -           34,050
  ($1.20 to $12.00 per share at April 30)                                  -               -        1,814,729
  ($3.00 to $7.88 per share at July 31)                                    -               -          619,650
  ($.25 to $12.50 per share at October 31)                                 -               -           28,122
Acquisition of Impact Pictures, Inc.
  ($4.00 per share)                                                        -               -           50,000
Acquisition of New Wheel Technology, Inc.
  ($2.00 per share)                                                        -               -        6,000,000
Issuance of common stock under consulting
  agreement ($2.00 per share)                                     (3,000,000)              -                -
Issuances of common stock upon exercise of
  warrants ($2.40 per share)                                               -               -          165,000
Issuance of common stock in connection with private
  placement ($5.50 per share)                                              -               -          415,000
Value assigned to issuance of 200,000 warrants                             -               -          762,000
Amortization of unearned financing costs                             416,667               -          416,667
Net loss                                                                   -     (12,725,316)     (12,725,316)
                                                               --------------  --------------   --------------

Balance - October 31, 2000                                     $  (2,583,333)  $ (25,025,349)   $     228,855
                                                               ==============  ==============   ==============




Accumulated deficit as of October 31, 1999                                     $ (12,300,033)

Accumulated deficit during development stage
 (year ended October 31, 2000)                                                   (12,725,316)
                                                                               --------------

Total Accumulated Deficit as of October 31, 2000                               $ (25,025,349)
                                                                               ==============




See notes to consolidated financial statements.


                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
          FOR THE PERIOD FROM NOVEMBER 1, 1999 TO OCTOBER 31, 2000 AND
                  THE SIX MONTHS ENDED APRIL 30, 2000 AND 2001


                                                                               Common Stock            Additional
                                                                      -----------------------------     Paid-in
                                                                          Shares          Amount        Capital
                                                                      -------------   -------------   -------------
                                                                           (1)
Six Months Ended April 30, 2000:
-------------------------------

Balance - October 31, 1999                                              17,224,049    $     17,224    $ 12,197,374

Issuance of common stock for cash
  ($1.00 to $12.00 per share)                                              456,160             456       1,529,532
Issuance of common stock for services rendered
  ($1.00 to $6.00 per share)                                             1,190,830           1,191       1,847,588
Acquisition of Impact Pictures, Inc.
  ($4.00 per share)                                                         12,500              13          49,987
Acquisition of New Wheel Technology, Inc.
  ($2.00 per share)                                                      3,000,000           3,000       5,997,000
Issuance of common stock under consulting
  agreement ($2.00 per share)                                            1,500,000           1,500       2,998,500
Net loss                                                                    -                    -               -
                                                                      -------------   -------------   -------------

Balance - April 30, 2000                                                23,383,539    $     23,384    $ 24,619,981
                                                                      =============   =============   =============


Six Months Ended April 30, 2001:
-------------------------------

Balance - October 31, 2000                                              24,072,455    $     24,072    $ 27,813,465

Issuance of common stock for cash
  ($2.68 to $5.00 per share)                                               240,904             241         704,759
Issuance of common stock with attached
  warrants ($4.02 per share at January 31)                                 174,714             175         489,024
Issuance of common stock with attached
  warrants ($5.10 per share at January 31)                                  30,600              31          85,649
Issuance of common stock with attached
  warrants ($2.80 to $5.10 per share at April 30)                          104,571             105         292,695
Issuance of common stock in connection with Private
  Placement ($4.35 to $5.50 per share at
  January 31)                                                               32,445              32         151,968
Issuance of common stock in connection with private
  placement($2.60 to $3.37 per share at
  April 30)                                                                207,307             207         619,793
Issuance of common stock in connection with
  litigation settlement                                                    250,000             250         999,750
Cancellation of common stock issued for cash                                (2,980)             (3)        (29,998)
Amortization of unearned financing costs                                         -               -               -
Net loss                                                                         -               -               -
                                                                      -------------   -------------   -------------

Balance - April 30, 2001                                                25,110,016    $     25,110    $ 31,127,105
                                                                      =============   =============   =============



     (1) Share amounts have been restated to reflect the 1-for-4 reverse stock split effected on June 22, 2000.




See notes to consolidated financial statements.


                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
          FOR THE PERIOD FROM NOVEMBER 1, 1999 TO OCTOBER 31, 2000 AND
                  THE SIX MONTHS ENDED APRIL 30, 2000 AND 2001



                                                                 Unearned                          Total
                                                                 Financing     Accumulated      Stockholders'
                                                                  Costs          Deficit           Equity
                                                              --------------  --------------   --------------
Six Months Ended April 30, 2000:
-------------------------------

Balance - October 31, 1999                                    $           -   $ (12,300,033)   $    (85,435)

Issuance of common stock for cash
 ($1.00 to $12.00 per share)                                              -               -        1,529,988
Issuance of common stock for services
 ($1.00 to $6.00 per share)                                               -               -        1,848,779
Acquisition of Impact Pictures, Inc.
 ($4.00 per share)                                                        -               -           50,000
Acquisition of New Wheel Technology, Inc.
  ($2.00 per share)                                                       -               -        6,000,000
Issuance of common stock under consulting
  agreement ($2.00 per share)                                    (3,000,000)              -                -
Net loss                                                                  -      (8,829,673)      (8,829,673)
                                                              --------------  --------------   --------------

Balance - April 30, 2000                                      $  (3,000,000)  $ (21,129,706)   $     513,659
                                                              ==============  ==============   ==============


Six Months Ended April 30, 2001:
-------------------------------

Balance - October 31, 2000                                    $  (2,583,333)  $ (25,025,349)   $     228,855

Issuance of common stock for cash
  ($2.68 to $5.00 per share)                                              -               -          705,000
Issuance of common stock with attached
  warrants ($4.02 per share at January 31)                                -               -          489,199
Issuance of common stock with attached
  warrants ($5.10 per share at January 31)                                -               -           85,680
Issuance of common stock with attached
  warrants ($2.80 to $5.10 per share at April
  30)                                                                     -               -          292,800
Issuance of common stock in connection with Private
  Placement ($4.35 to $5.50 per share at
  January 31)                                                             -               -          152,000
Issuance of common stock in connection with private
  Placement ($2.60 to $3.37 per share at April 30)                        -               -          620,000
Issuance of common stock in connection with
  litigation settlement                                                   -               -        1,000,000
Cancellation of common stock issued for cash                              -               -          (30,001)
Amortization of unearned financing costs                            500,000               -          500,000
Net loss                                                                  -      (3,387,177)      (3,387,177)
                                                              --------------  --------------   --------------

Balance - April 30, 2001                                      $  (2,083,333)  $ (28,412,526)   $     656,356
                                                              ==============  ==============   ==============



Accumulated deficit as of October 31, 1999                                    $ (12,300,033)

Accumulated deficit during development stage
  (November 1, 1999 to April 30, 2001)                                          (16,112,493)
                                                                              --------------

Total accumulated deficit as of April 30, 2001                                $ (28,412,526)
                                                                              ==============


See notes to consolidated financial statements.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 For the Six Months Ended
                                                                        April 30,          For the Period from
                                                              ----------------------------- November 1, 1999 to
                                                                  2000            2001       April 30, 2001
                                                              -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $ (8,829,673)   $ (3,387,177)   $(16,112,493)
   Adjustments to reconcile net loss to net cash used in
       operating activities:
          Compensatory elements of stock issuances               1,848,779               -       3,258,549
          Stock issued for acquired in-process research and
             development                                         6,050,000               -       6,050,000
          Stock issued for litigation settlement                         -       1,000,000       1,000,000
          Projects costs written-off                                10,884               -         114,613
          Amortization of unearned financing costs                       -         500,000         916,667
          Depreciation of property and equipment                    35,696          69,813         166,985
          Amortization of costs of projects                         34,292               -               -

          Increase (decrease) from changes in:
              Other current assets                                 (11,244)         21,833          (8,394)
              Due from related parties                              21,422         (41,448)        (37,589)
              Projects under development                           (15,143)       (445,000)     (1,100,519)
              Accounts payable and accrued expenses               (264,106)       (123,336)        (97,113)
              Other assets                                          (4,091)        (37,799)       (149,999)
                                                              -------------   -------------   -------------

               NET CASH USED IN OPERATING ACTIVITIES            (1,123,184)     (2,443,114)     (5,999,293)
                                                              -------------   -------------   -------------

CASH USED IN INVESTING ACTIVITIES
    Acquisition of property and equipment                         (223,039)         (3,567)       (392,300)
                                                              -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                       1,529,988       2,314,679       5,464,067
    Proceeds from note payable                                           -               -         756,886
    Proceeds from exercise of warrants                                   -               -         165,000
                                                              -------------   -------------   -------------

               NET CASH PROVIDED BY FINANCING
                    ACTIVITIES                                   1,529,988       2,314,679       6,385,953
                                                              -------------   -------------   -------------

INCREASE (DECREASE) IN CASH                                        183,765        (132,002)         (5,640)

CASH AND CASH EQUIVALENTS - BEGINNING                               62,872         189,234          62,872
                                                              -------------   -------------   -------------

CASH AND CASH EQUIVALENTS - ENDING                            $    246,637    $     57,232    $     57,232
                                                              =============   =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


Cash paid during the period for:
   Interest                                                   $          -    $          -    $          -
                                                              =============   =============   =============

    Income taxes                                              $          -    $          -    $        800
                                                              =============   =============   =============


See notes to consolidated financial statements.

                                        8

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the Company's financial position and results of operations as of and for the periods indicated. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended October 31, 2000, included in the Company's Annual Report on Form 10-KSB as filed with the SEC.

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

         CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risks, are principally trade accounts receivable. The Company maintains an allowance for uncollectible accounts receivable and, generally, does not require collateral. At April 30, 2001 and October 31, 2000, no allowance for uncollectible accounts was deemed necessary by management.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         CASH AND CASH EQUIVALENTS

         The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is computed on a straight-line method over the estimated useful lives of the assets, which generally range from five to seven years. Maintenance and repair expenses are charged to operations as incurred.

         FILM AND VIDEO LIBRARY AND PROJECTS UNDER DEVELOPMENT

         Film and video library and projects under development are stated at the lower of amortized cost or market. Upon completion, costs are amortized on an individual production basis in the proportion that current gross revenues bear to management's estimate of total gross revenues with such estimates being reviewed at least quarterly. In prior years, several projects under development were determined to have no estimated realizable value and were accordingly written-off. Project costs written-off during the six months ended April 30, 2000 and 2001 were $10,884 and $-0-, respectively. For the six months ended April 30, 2000 and 2001, amortization expense related to the film and video library was $35,696 and $-0-, respectively.

         INCOME TAXES

         Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 employs an asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred income taxes of a change in tax rates is recognized income in the period that includes the enactment date.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The financial statements include various estimated fair value information at April 30, 2001, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ADVERTISING

         Advertising costs are charged to operations when incurred. Advertising expense for the six months ended April 30, 2000 and 2001 was $5,504 and $247, respectively.

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

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments -- Deferral of the Effective Date of SFAS Statement No.133 and in June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments -- an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. As a result of SFAS No. 137, SFAS No. 133 and SFAS No. 138 will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company's adoption of the above Financial Accounting Standards had no material impact on the Company's financial statements for the six months ended April 30, 2001.

         In June 2000, the American Institute of Certified Public Accountants issued Statement of Position 00-2, Accounting by Producers or Distributors of Films (SOP 00-2), which established new accounting standards for producers and distributors of film and supersedes Statement of Financial Accounting Standards ("SFAS" No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films". SOP 00-2 changes the accounting standards for costs to produce and distribute film and television properties. The Company expects to adopt the new standard effective November 1, 2001, and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

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



NOTE 2 - ACQUISITIONS (CONTINUED)

         NEW WHEEL TECHNOLOGY, INC.

         In February 2000, the Company completed the acquisition of New Wheel Technology, Inc. ("New Wheel"), a development-stage California-based, technology company, for 500,000 restricted shares of New Visual common stock. New Wheel was merged with the Company's Astounding Acquisition Corp. subsidiary, which changed its name to New Wheel Technology, Inc. An additional 2,500,000 restricted shares of common stock were issued and placed with an escrow agent to be released to the New Wheel stockholders upon the achievement by New Wheel of a technological development milestone. Also, additional compensation would be paid to the New Wheel stockholders if New Wheel's high speed digital transmission technology generates revenues for the Company in excess of $1 billion, or if there is a sale of assets or stock, or a merger of New Visual or any of its affiliates, in which the New Wheel technology comprises at least 15% of the consideration. As of April 30, 2000, the Company recorded the issuance of the full 3,000,000 shares, which were valued at $6,000,000. The Company has accounted for this acquisition under the purchase method of accounting. As of the acquisition date, New Wheel had no tangible assets and its intangible assets were in the development stage. Accordingly, the $6,000,000 was charged to operations under the caption "Acquired in-process research and development expenses", during the six months ended April 30, 2000.

         Historical and proforma information have not been provided because the operations of the acquired business were not material.

NOTE 3 - PROPERTY AND EQUIPMENT, NET

         Property and equipment consists of the following:



                                               October 31,       April 30,
                                                  2000             2001
                                              ------------     ------------

Furniture and fixtures                        $    51,584      $    55,151
Camera equipment                                  544,664          544,664
Office equipment                                   99,658           99,658
                                              ------------     ------------
                                                  695,906          699,473
Less: Accumulated depreciation                    302,119          371,932
                                              ------------     ------------

              Total                           $   393,787      $   327,541
                                              ============     ============

         For the six months ended April 30, 2000 and 2001, depreciation expense was $35,696 and $69,813, respectively.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consist of the following:


                                               October 31,       April 30,
                                                  2000             2001
                                              ------------     ------------

Professional fees                             $   300,000      $   182,981
Payroll and related taxes                          47,511                -
Interest                                           17,906           36,600
Miscellaneous                                      81,504          104,005
                                              ------------     ------------

                                              $   446,921      $   323,586
                                              ============     ============

NOTE 5 - LONG-TERM DEBT

         On June 29, 2000, the Company entered into five credit agreements, each of which granted the Company a credit facility of up to $300,000. As of October 31, 2000, the Company had borrowed $756,886 under these facilities, payable on June 29, 2003 in one payment, together with all accrued and unpaid interest at 6% per annum.

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



NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

         PREFERRED STOCK AND RIGHTS DIVIDEND (CONTINUED)

         The Company adopted a shareholder rights plan, in which one right was distributed on August 21, 2000 as a dividend on each outstanding share of common stock to shareholders of record on that date. Each right will entitle the shareholders to purchase 1/1000th of a share of a new series of junior participating preferred stock of the Company at an exercise price of $200 per right. The rights will be exercisable only if another person acquires or announces its intention to acquire beneficial ownership of 20% or more of the Company's common stock. After any such acquisition or announcement, the Company's shareholders, other than the acquirer, could then exercise each right they hold to purchase the Company's common stock at a 50% discount from the market price. In addition, if, after another person becomes an acquiring person, the Company is involved in a merger or other business combination in which it is not the surviving corporation, each right will entitle its holder to purchase a number of shares of common stock of the acquiring company having a market value equal to twice the exercise price of the right. Prior to the acquisition by a person or group of beneficial ownership of 20% or more of the Company's common stock, at the option of the Board of Directors, the rights are redeemable for $0.001 per right. The rights will expire on August
         21, 2004.

         On July 27, 2000, the Company created a series of preferred stock, par value $0.01 per share, designated as "Series A Junior Participating Preferred Stock". The number of shares constituting the Series A Junior Participating Preferred Stock is 200,000, initially reserved for issuance upon exercise of the rights discussed in Note 6. Subject to the rights of the holders of any shares of any series of preferred stock ranking prior and superior to the Series A Preferred Stock with respect to dividends, the holders of shares of Series A Preferred Stock, in preference to the holders of common stock, shall be entitled to receive, when, as and if declared by the Board of Directors, quarterly dividends payable in cash on the last day of each quarter in each year, commencing on the first quarterly dividend payment date after the first issuance of a share or fraction of a share of Series A Preferred Stock, in an amount per share equal to the greater of $1.00 or 1,000 times the aggregate per share amount of all cash and non-cash dividends or other distributions, other than a dividend payable in shares of common stock. Each share of Series A Preferred Stock shall entitle the holder to 1,000 votes. Upon any liquidation, no distribution shall be made to the holders of shares of stock ranking junior to the Series A Preferred Stock, unless the holders of shares of Series A Preferred Stock shall have received $1,000 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon. The shares of Series A Preferred Stock shall not be redeemable.

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

         COMMON STOCK ISSUANCES DURING THE YEAR ENDED OCTOBER 31,2000

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

         During the three months ended January 31, 2000, the Company issued 12,500 shares of common stock valued at $4.00 per share for the acquisition of Impact Pictures, Inc.(Note 2)

         On February 17, 2000, the Company issued 3,000,000 shares of common stock valued at $2.00 per share for the acquisition of New Wheel Technology, Inc.(Note 2)

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

         COMMON STOCK ISSUANCES DURING THE YEAR ENDED OCTOBER 31,2000
         (CONTINUED)

         In connection with the acquisition of New Wheel, the Company entered into an agreement with lenders to provide loans of up to $1.5 million. As consideration for these loans and other services under the agreement, in April of 2000 the Company issued 1,500,000 shares of its common stock to the lenders valued at $3,000,000. The Company accounted for the $3,000,000 as unearned financing costs as a reduction of stockholders' equity as of April 30, 2000. During the quarter ended July 31, 2000, the Company began to draw money down from the credit facilities and accordingly, the Company at such time, began to amortize the unearned financing costs over the three-year period ended June of 2003. Amortization of the unearned financing costs for the six months ended April 30, 2001 was $500,000.

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

         During the quarter ended October 31, 2000, the Company issued 84,084 shares of common stock between $.25 and $12.50 for consulting services, totalling $28,122.

         On October 31, 2000, the Company issued 77,248 shares of common stock between $5.00 and $5.50 per share pursuant to the Company's November 17, 2000 private placement agreement.

         COMMON STOCK ISSUANCES DURING THE SIX MONTHS ENDED APRIL 30, 2001

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


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

         COMMON STOCK ISSUANCES DURING THE SIX MONTHS ENDED APRIL 30, 2001 (CONTINUED)

         - Private Placement: (Continued)

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

         As of April 30, 2001, the Company has received proceeds under this agreement of $1,187,000 from the investors in consideration for the purchase of 317,000 shares of the Company's common stock. The following are common stock issuances for the six months ended April 30, 2001, pursuant to the company's November 17, 2001 Private Placement Agreement.

         o On November 17, 2000, the Company issued 9,456 shares of common stock for $5.50 per share.

         o On November 27, 2000, the Company issued 22,989 shares of common stock for $4.35 per share.

         o On March 13, 2001, the Company issued 29,639 shares of common stock for $3.37 per share.

         o On March 27, 2001, the Company issued 62,661 shares of common stock for $3.19 per share.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

         COMMON STOCK ISSUANCES DURING THE SIX MONTHS ENDED APRIL 30, 2001 (CONTINUED)

         - Private Placement: (Continued)

         o On April 6, 2001, the Company issued 57,773 shares of common stock for $2.60 per share.

         o On April 11, 2001, the Company issued 33,287 shares of common stock for $3.00 per share.

         o On April 25, 2001, the Company issued 23,947 shares of common stock for $2.92 per share.

         During December 2000, the Company sold 219,904 shares of common stock for $600,000.

         In February of 2001, the Company issued 250,000 shares of common stock valued at $1,000,000 for the litigation settlement agreement with Astounding.com, Inc. and Jack Robinson (Note 7). This settlement was recorded during the three months ended January 31, 2001.

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

         In April of 2001, the Company cancelled 2,980 shares for which the Company was to receive $30,001. The shares issued were recorded by the Company but never issued to the investor.

         In March of 2001, the Company issued 46,250 shares of common stock with 23,125 attached warrants with an exercise price of $5.10 per share, expiring in 3 years for $129,500.

         During April 2001, the Company issued 58,321 shares of common stock with 29,161 attached warrants with an exercise price of $5.10 per share expiring in 3 years for $163,300.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

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

         As of April 30, 2001, the company granted Non-Qualified Stock options under this plan to purchase a total of 516,000 common shares at exercise prices ranging from $3.92 to $4.00 per share. The options are exercisable over a ten-year period.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

         STOCK OPTIONS

         - Options Outside of the Plan:

         As of October 31, 2000, the Company granted options outside the Plan to purchase a total of 1,563,750 common shares at exercise prices ranging from $1.00 to $5.50 per share.

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


                                                   Six Months Ended
                                                    April 30, 2001
                                                  ------------------
          Net Loss:
              As reported                            $(3,387,177)
              Proforma                               $(4,141,598)

          Loss Per Share:
              As reported                              $ (0.14)
              Proforma                                 $ (0.16)

         The fair value of stock options granted during the six months ended April 30, 2001 was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value and related assumptions were as follows:


                                                       Grant Date
                             --------------------------------------------------------------
                             February 11,   July 1,    October 27,  November 13, November 30,
                                2000         2000         2000         2001         2001
                             ----------   ----------   ----------   ----------   ----------
Expected volatility              33.0%        33.0%        33.0%        33.0%        33.0%
Risk-free interest rate           5.5%         5.5%         5.5%         5.5%         5.5%
Expected lives                 3 years      3 years      3 years      3 years      3 years
Dividend yield                     -0-          -0-          -0-          -0-          -0-


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



NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

         - Options Outside of the Plan: (Continued)

         STOCK OPTIONS (CONTINUED)

         A summary of the Company's stock option activity and related information follows:

                                                          Weighted                           Weighted
                                         In the Plan       Average       Shares Under        Average
                                       Stock Options   Exercise Price       Option        Exercise Price
                                       -------------   --------------       ------        --------------
Outstanding - 10/31/00                             -         $    -        1,563,750           $2.61

Options granted - 11/01 - 04 /30/01:
  In the plan                                516,000           3.93          100,000            4.00
Options granted - 11/01 - 04/30/01:
  Outside the option plan                          -              -                -               -
Outside expired/cancelled:
  In the plan                                  3,750           3.94         -                      -
                                           ---------         ------      -----------          --------

Outstanding - 4/30/01                        512,250          $3.94        1,663,750           $2.69
                                           =========          =====      ===========          ========

Exercisable at April 30:
   2001                                      276,188          $3.96        1,044,375           $2.99
   2002                                      354,876          $3.95        1,354,063           $2.81
   2003                                      433,564          $3.94        1,663,750           $2.69
   2004                                      512,250          $3.94                -               -

         The exercise price for options outstanding as of April 30, 2001 ranged from $1.00 to $5.50.

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



NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

         NET LOSS PER SHARE

         Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

          Warrants to purchase common stock                                  4,457,600
          Options to purchase common stock                                   2,176,000
                                                                             ---------

          Total as of April 30, 2001                                         6,633,600
                                                                             =========

          Substantial issuances after April 30, 2000 through June 14, 2001:

          Warrants granted in connection with consulting agreement           1,000,000
                                                                             =========

          Sale of common stock for cash                                        319,781
                                                                             =========

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



NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         ASTOUNDING.COM, INC. (CONTINUED)

         The Company, on March 22, 2000, filed a lawsuit in the State District Court in Dallas, Texas against Astounding.com, Inc. and Jack Robinson. The Company's complaint alleged that, among other things, Astounding.com, Inc. and Robinson breached certain contractual obligations to New Visual and engaged in negligent and/or fraudulent misrepresentation to induce New Visual to enter into the merger agreement. New Visual sought a court order confirming that the merger agreement was null and void, and an award of unspecified damages, court costs and attorneys fees. Robinson and Astounding.com filed a counterclaim against New Visual alleging breach of contract and unjust enrichment and seeking unspecified damages, court costs and attorney fees. This litigation was settled in February 2001.

         Pursuant to the settlement agreement, the Company issued to Jack D. Robinson and his attorneys 250,000 restricted shares of its common stock, valued at $1,000,000. The Company in return received all the issued and outstanding common stock of Astounding.com, Inc. The Company also agreed to file a registration statement for all these 250,000 shares of its common stock by March 31, 2001 and to cause the registration statement to become effective and the shares to become freely tradable no later than June 29, 2001. This settlement was recorded during the three months ended January 31, 2001.

         As of February 16, 2001, Astounding.com, Inc. had no liabilities and was engaged in no business activities.

         INTELECON SERVICES, INC.

         On March 31, 2000, the Company signed a definitive merger agreement to acquire Intelecon Services, Inc. ("Intelecon"), a provider of entertainment and business communication technology and value-added services, in a stock transaction.

         On September 26, 2000, the Company formally terminated its merger agreement with Intelecon.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         INTELECON SERVICES, INC. (CONTINUED)

         The Company advanced to Intelecon monies to purchase certain equipment on behalf of the Company. Intelecon did not purchase the equipment and, therefore, breached its contract and was unjustly enriched. The Company brought a claim against Intelecon for $105,000, which is included in other assets at April 30, 2001.

         During April 2001, the Company reached a settlement with Intelecon for $117,000, payable in the amount of $15,000 per month, until $117,000 has been paid in full.

         CONSULTING AGREEMENTS

         In June 2000, the Company entered into a marketing and public relations agreement to publicize the Company to brokers, prospective investors, institutional investors, analysis and others, for a term of six months. In consideration of the above services, the Company has paid the consultant $50,000. In addition, the consultant was issued 50,000 shares of the Company's common stock. The consultant was also issued a warrant entitling it to purchase, in the aggregate, up to 200,000 shares of the Company's common stock. The warrant is divided into four tranches of fifty thousand (50,000) shares each, with each tranche to have the following exercise prices: Tranche 1 - $7.00 per share; Tranche 2 - $8.50 per share; Tranche 3 - $10.00 per share; and Tranche 4 - $11.50 per share. The consultant and the Company shall enter into a registration rights agreement with respect to the registration of the above common stock and Warrant Shares. The consultant has not exercised any of these warrants as of April 30, 2001.

         The warrants were assigned a value of $762,000, which was all charged to operations during the year ended October 31, 2000.

         In March 2001, the Company entered into a consulting agreement with a company for developing a new corporate positioning strategy and identifying an enhanced brand platform. The Company agreed to pay $10,000 prior to the consulting company commencing work, $7,500 upon delivery of the first stage and $7,500 upon fulfillment of the contract.

         During March 2001, the Company entered into a consulting agreement with a company to provide financial advice and to arrange for equity investments or other funding. The Company will pay for such services by providing the consultant with fees equal to (i) 5% of the gross amount of any cash financing obtained for the Company, payable in cash; (ii) a number of shares of stock equal to 10% of the stock issued in connection with any financing obtained for the Company; and (iii) a number of warrants equal to 10% of the warrants issued in connection with any financing obtained for the Company. The term of this agreement is six months.

         In April 2001, the Company entered into a consulting agreement with a company for a comprehensive level of international communications services. The Company agreed to pay minimums of $15,000 per month plus related hard costs for services and expenses.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         EMPLOYMENT AGREEMENTS

         On February 11, 2000, the Company entered into an employment agreement with its current Chief Executive Officer. The agreement, effective April 1, 2000, is a three-year employment contract that provides for base compensation in the first contract year of $250,000; in the second contract year, base compensation of $300,000; and in the third year and during any renewal term, base compensation of $350,000. The employee is also entitled to an annual bonus based upon his performance which will be at the sole discretion of the Board of Directors. The annual bonus to the CEO shall be payable in cash or in an amount of shares of the Company's common stock that equals the amount of the bonus based upon the market price of the employer's common stock on the date that the bonus is paid.

         In connection with its New Wheel acquisition, in February 2000, the Company entered into two employment agreements for executive services. The agreements provide for the Company to pay base salaries of $208,000 each per annum and a bonus of $12,500 each upon the execution of the agreement. The agreements were to expire in September 2000, but have been extended through February 2001.

         On June 20, 2000, the Company entered into a three-year employment agreement with its Executive Vice President commencing July 1, 2000, whereby the Executive Vice President shall receive a base salary of $15,000 per year and options to purchase 210,000 shares of common stock at $4.40 per share. Of these stock options, 35,000 vested on July 1, 2000, and the balance vests straight-line on the last day of each quarter beginning September 30, 2000 and ending December 31, 2002, or 17,500 per quarter. The options expire on July 1, 2005.

         JOINT VENTURE PRODUCTION AGREEMENT

         In April 2000, the Company entered into a joint venture production agreement to produce a feature length film for theatrical distribution. The Company will provide the funding for the production in the amount of $2,250,000 and, in exchange, will receive 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to its initial investment of up to $2,250,000. The film is to be completed and ready for a Summer 2002 release. The Company has agreed to deposit into a separate account, on a monthly basis, funds to assure a minimum balance of $200,000 at the beginning of each month, until the total of $2,250,000 has been deposited into the account. As of April 30, 2001, the Company has funded approximately $1,030,000 of production and other costs, which was included in projects under development in the accompanying consolidated balance sheet.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         LEASES

         On January 3, 2000, the Company entered into an operating lease for office space in San Diego, California. The lease commenced on February 1, 2000 and expires in January 2005. The lease provides for a minimum annual rental of approximately $54,000, with a 3% annual increase each year, starting on February 1, 2001 and each year thereafter.

         On February 16, 2000, the Company entered into an operating lease for office space in Livermore, California. The lease commenced on March 1, 2000 and expires on February 28, 2002. The lease provides for a minimum annual rental of approximately $25,700 for the first year and $26,800 the following year. This lease was terminated during May 2001 (Note 9).

         Rent expense for the six months ended April 30, 2000 and 2001 was $17,788 and $48,250, respectively.

         ROYALTY PAYMENTS

         The Company's projects under development stipulate royalty payments which are based on percentages of revenue.

         CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. At April 30, 2001, the Company had a bank balance in excess of federally insured limits by approximately $12,583.

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



NOTE 8 - BUSINESS RISKS AND SEGMENT INFORMATION (CONTINUED)

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

         The Company funded its operations during the six months ended April 30, 2001 through sales of its common stock, resulting in net proceeds to the Company of $2,314,679. Sales of common stock during the six months ended April 30, 2001 were sold in private transactions in reliance on various exemptions from the registration requirements of the Securities Act. The Company is exploring other financing alternatives, including private placements and public offerings.

         Under an agreement which was concluded in November of 2000, the Company has obtained an equity line of credit of up to $5 million to fund its telecommunication segment. The equity line has various limits on amounts of drawdowns and, under certain circumstances, the purchaser may not be obligated to purchase stock offered for sale by the Company (Note 6).

         Summarized financial information concerning the Company's reportable segments is shown in the following table:

         For the Six Months Ended April 30, 2001:
         ---------------------------------------


                                   Telecommunication    Entertainment      Corporate
                                       Business           Business        Headquarters        Totals
                                   -----------------   --------------    -------------    -------------
Net Sales                          $          -        $          -      $          -     $          -

Operating Loss                     $   (662,094)       $          -      $ (2,725,083)    $ (3,387,177)

Depreciation and Amortization      $    506,614        $      8,733      $     54,466     $    569,813

Total Identifiable Assets          $     86,663        $  1,352,561      $    297,604     $  1,736,828


         For the six months ended April 30, 2000, the Company's only reportable segment consisted of the entertainment business.

                 NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 9 - SUBSEQUENT EVENTS

         COMMON STOCK

         In May 2001, the original investors that were parties to the Company's November 17, 2000 private placement (Note 6) assigned their rights and obligations to two institutional investors. In May 2001, the Company issued 256,770 shares of common stock to the investors for proceeds of $660,000.

         In June 2001, the Company issued 63,011 shares of common stock to the investors for $123,000.

         CONSULTING AGREEMENT

         In May 2001, the Company entered into a one-year consulting agreement with a company for providing consulting and advisory services in connection with strategic business planning and related matters. The Company agreed to grant warrants to purchase 500,000 shares of common stock at an exercise price of $2.50 per share; 250,000 shares of common stock at an exercise price of $5.00 per share, and 250,000 shares of common stock at an exercise price at $10.00 per share. The exercise period is five years. The fair value of stock warrants are estimated on the date of grant using the Black-Sholes option-pricing model range from $0.32 to $1.32.

         LEASES

         On May 4, 2001, the Company terminated an operating lease for office space in Livermore, California, which commenced on March 1, 2000. Meanwhile, the Company entered into an operating lease for office space in Pleasanton, California. The lease commenced on June 1, 2001 and expires on May 31, 2004. The lease provides for a minimum annual rental at approximately $120,000 for the first year and $156,000 the following year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion and analysis of our results of operations and should be read in conjunction with the financial statements and related notes contained in this Form 10-Q.

RESULTS OF OPERATIONS
---------------------

For the Six Months Ended April 30, 2001 vs. the Six Months Ended April 30, 2000
-------------------------------------------------------------------------------

         REVENUES. Revenues for the six months ended April 30, 2001 were $-0-. Revenues for the six months ended April 30, 2000 were $6,800.

         OPERATING EXPENSES. Operating expenses include amortization of project costs, writedown of project costs, depreciation of property and equipment, compensatory element of stock issuances, acquired in-process research and development expenses, research and development expenses, and selling, general and administrative costs. Total operating expenses decreased to $1,869,000 for the six months ended April 30, 2001, from $8,836,000 for the six months ended April 30, 2000. The decrease was principally related to $1,814,779 in compensatory element of stock issuances and a $6,050,000 charge to earnings for acquired in-process research and development costs for the six months ended April 30, 2000. An increase of $280,000 in selling, general and administrative expense was due to an increase in our corporate infrastructure, which includes two separate office spaces.

         The acquired in-process research and development costs in 2000 were associated with the acquisitions of New Wheel Technology ($6,000,000) and Impact Pictures ($50,000).

         OTHER EXPENSES. Other expenses included amortization of unearned financing fees, interest expense and settlement of litigation. Total other expenses increased from $-0- for the six months ended April 30, 2000 to $1,518,430 for the six months ended April 30, 2001. The increase was principally related to $500,000 in amortization of unearned financing fees and $1,000,000 of settlement of litigation. We issued 250,000 shares of common stock valued at $1,000,000 for the February 16, 2001 settlement reached with Astounding.com, Inc. and Jack Robinson in connection with certain disputes arising from a non-consummated merger between us and Astounding.com, Inc.

For the Three Months Ended April 30, 2001 vs. the Three Months Ended April 30, 2000
------------------------------------------------------------------------------

         REVENUES. Revenues for the three months ended April 30, 2001 were $-0-. Revenues for the three months ended April 30, 2000 were $6,800.

         OPERATING EXPENSES. Operating expenses include amortization of project costs, depreciation of property and equipment, compensatory element of stock issuances, acquired in-process research and development expenses, and selling, general and administrative costs. Total operating expenses decreased from $8,546,141 for the three months ended April 30, 2000 to $1,231,679 for the three months ended April 30, 2001. The decrease was principally related to $1,814,729 in compensatory element of stock issuances and a $6,000,000 charge to earnings for acquired in-process research and development costs during the second quarter of 2000.

         The acquired in-process research and development costs were associated with the acquisition of New Wheel Technology.

         OTHER EXPENSES. Other expenses included amortization of unearned financing fees and interest expense. Total other expenses increased from $-0-for the three months ended April 30, 2000 to $260,986 for the three months ended April 30, 2001 due primarily to $250,000 in amortization of unearned financing costs.

LIQUIDITY AND CAPITAL RESOURCES

         Operations have been financed through private sales of common stock and loans, resulting in net proceeds of approximately $2,315,000 and $1,530,000 for the six months ended April 30, 2001 and April 30, 2000, respectively. In addition, during the six months ended April 30, 2000, a portion of expenses were paid by the issuance of stock.

         In April 2000, we entered into a joint venture production agreement to produce a feature length film for theatrical distribution. Under the agreement, we will provide the funding for the production in the amount of $2,250,000 and, in exchange, we will receive a 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to our initial investment of up to $2,250,000. The film is to be completed and ready for a Summer 2002 release. We have agreed to deposit into a separate account, on a monthly basis, funds to assure a minimum balance of $200,000 at the beginning of each month, until the total of $2,250,000 has been deposited into the account. As of April 30, 2001, we had funded approximately $1,030,000 of the production costs towards this project.

         Research and development expenses related to operations of our New Wheel subsidiary totalled $662,000 and $-0- for the six months ended April 30, 2001 and the six months ended April 30, 2000, respectively.

         On November 17, 2000, and as amended on January 22, 2001, we entered into a private placement agreement with various investors, to sell $5,000,000 of our common stock in several tranches at a purchase price equal to 87% of the average market price of our common stock over the five days preceding the closing of each draw down. We can sell stock to the investors in 5-day intervals not to exceed $500,000 per sale. The investor may refuse to purchase the stock in the event the average purchase price is below $2.00 per share, or if the trading volume of our common stock is below a certain number of shares within the period, or if we sell capital stock in excess of $5,000,000, exclusive of any funding for our pending motion picture project. We may not apply any portion of the draw downs towards payment of any costs related to the production of our pending motion picture project. In May 2001, the original investors assigned their rights and obligations under the agreement to two institutional investors. This agreement terminates on November 17, 2002.

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

         Through April 30, 2001, we received proceeds under this agreement of $1,187,000 from the investors in consideration of the purchase of 317,000 shares of our common stock.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments -- Deferral of the Effective Date of SFAS Statement No.133" and in June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments -- an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities". As a result of SFAS No. 137, SFAS No. 133 and SFAS No. 138 will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We do not expect that the adoption of this standard will have a material impact on our financial position and results of operations.

         In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments -- an amendment of FAS 133, Accounting for Derivative Instruments and Hedging Activities". SFAS No. 138 will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We do not expect that the adoption of this standard will have a material impact on our financial position and results of operations.

         In June 2000, the Financial Accounting Standards Board issued SFAS No. 139, which rescinds SFAS No. 53 and requires public companies to follow the guidance provided by SOP 00-2.

         In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No.25". FIN 44 clarifies the application of Opinion 25 with respect to (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. We adopted FIN 44 effective July 1, 2000. The adoption of the provisions of FIN 44 did not have a material effect on our financial position or results of operations.


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

ITEM 1.  LEGAL PROCEEDINGS

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended Apri1 30, 2001, the Company sold unregistered securities as follows:

         1. On November 17, 2000, the Company entered into a Securities Purchase Agreement with eight investors to sell up to $5,000,000 of the Company's common stock in several tranches over the next two years at a purchase price equal to 87% of the average market price of the Company's common stock over the five days preceding each draw down. During the three months ended April 30, 2001, the Company received $620,000 under this agreement in consideration for the issuance of 207,307 shares of common stock.

         2. In December 2000, the Company sold an aggregate of 219,904 shares of common stock to two individuals for aggregate proceeds of $600,000.

         3. In March 2001, the Company sold 46,250 shares of common stock at $2.80 per share to four individuals for aggregate proceeds of $129,500. Attached to the 46,250 shares of common stock were 23,125 warrants with an exercise price of $5.10 per share, which expire in March 2004.

         4. In April 2001, the Company sold 58,321 shares of common stock at $2.80 per share to four individuals for aggregate proceeds of $163,300. Attached to the 58,321 shares of common stock were 29,161 warrants with an exercise price of $5.10 per share, which expire in April 2004.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Exhibit Number        Description

                  10.1 Consulting Agreement dated as of May 1, 2001 by and between New Visual Entertainment, Inc. and Advisor Associates, Inc.


         (b)      Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the quarter ended April 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         NEW VISUAL ENTERTAINMENT, INC.



Date:    June 14, 2001                   By:  /s/ RAY WILLENBERG, JR.
                                              ------------------------
                                              Ray Willenberg, Jr.
                                              Chief Executive Officer



Date:     June 14, 2001                  By:  /s/ THOMAS J. SWEENEY
                                              ---------------------
                                              Thomas J. Sweeney
                                              Chief Financial Officer