Form 10-Q
period 2001-07-31
NEW VISUAL CORP
filed 2001-09-14
CIK 1026595

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

                               -------------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

                         COMMISSION FILE NUMBER 0-21785

                               -------------------


                             NEW VISUAL CORPORATION
             (Exact name of registrant as specified in its charter)


                 UTAH                                    95-4543704
     (State or other jurisdiction of                 (I.R.S. employer
     incorporation or organization)                 identification no.)

       5920 FRIARS ROAD, SUITE 104
       SAN DIEGO, CALIFORNIA 92108                     (619) 692-0333
(Address of principal executive offices,        (Registrant's telephone number,
           including zip code)                        including area code)


                               -------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  [X]     No [ ]


     The number of shares of the issuer's Common Stock, par value $.001 per share, outstanding as of September 13, 2001 was 28,044,129.

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................. 1
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................37
Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........39

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds............................39
Item 4.  Submission of Matters to a Vote of Securities Holders................40
Item 6.  Exhibits and Reports on Form 8-K ....................................40
Signatures....................................................................41


                         PART I - FINANCIAL INFORMATION.
      ITEM 1.  FINANCIAL STATEMENTS.

                                  NEW VISUAL CORPORATION AND SUBSIDIARIES
                        (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
                         (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                                        CONSOLIDATED BALANCE SHEETS

                                                  ASSETS
                                                  ------

                                                                         October 31,         July 31,
                                                                            2000               2001
                                                                        -------------      -------------
                                                                                            (Unaudited)
Current Assets:
  Cash                                                                  $    189,234       $    253,774
  Receivable from related parties                                             27,563            127,761
  Other current assets                                                        30,227             67,023
                                                                        -------------      -------------

      Total Current Assets                                                   247,024            448,558

Property and equipment - net of accumulated depreciation                     393,787            313,248
Other assets                                                                 117,200            138,133
Film and video library                                                        35,944                  -
Projects under development                                                   638,707          1,462,651
                                                                        -------------      -------------

     Total Assets                                                       $  1,432,662       $  2,362,590
                                                                        =============      =============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------

Current Liabilities:
  Accounts payable and accrued expenses                                 $    446,921       $    699,479
                                                                        -------------      -------------

     Total Current Liabilities                                               446,921            699,479
                                                                        -------------      -------------

Long-term debt                                                               756,886            256,886
                                                                        -------------      -------------

     Total Liabilities                                                     1,203,807            956,365
                                                                        -------------      -------------

Commitments, Contingencies and Other Matters
   (Notes 2, 6, 7, 8 and 9)

Stockholders' Equity:
  Preferred stock - $0.01 par value; 15,000,000 shares authorized;
     Series A junior participating preferred stock; -0- shares issued
     and outstanding                                                               -                  -
  Common stock - $0.001 par value; 100,000,000 shares
     authorized; 24,072,455 and 27,107,331 shares issued and
     outstanding at October 31, 2000 and July 31, 2001, respectively          24,072             27,107
  Additional paid-in capital                                              27,813,465         36,278,756
  Unearned financing fees                                                 (2,583,333)        (1,833,333)
  Accumulated deficit at October 31, 1999                                (12,300,033)       (12,300,033)
  Deficit accumulated during the development stage                       (12,725,316)       (20,766,272)
                                                                        -------------      -------------

     Total Stockholders' Equity                                              228,855          1,406,225
                                                                        -------------      -------------

     Total Liabilities and Stockholders' Equity                         $  1,432,662       $  2,362,590
                                                                        =============      =============

See notes to consolidated financial statements.


                                        NEW VISUAL CORPORATION AND SUBSIDIARIES
                              (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
                               (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                                         CONSOLIDATED STATEMENT OF OPERATIONS
                                                      (UNAUDITED)

                                                              For the Nine Months Ended   For the Period from
                                                                               July 31,   November 1, 1999 to
                                                             2000                  2001         July 31, 2001
                                                             ----                  ----         -------------
REVENUES                                                $      7,700       $          -       $     12,200
                                                        -------------      -------------      -------------
OPERATING EXPENSES:
    Cost of sales                                                  -                  -             21,403
    Amortization of costs of projects                         51,242                  -                  -
    Projects costs written off                                10,844                  -            114,613
    Depreciation of property and equipment                    63,610             97,842             97,842
    Acquired in-process research and development
        expenses                                           6,050,000                  -          6,050,000
    Compensatory element of stock issuances                2,468,428          2,410,194          5,668,743
    Research and development                                 362,906          1,190,348          2,005,710
    Selling, general and administrative expenses           1,200,746          2,565,393          4,607,335
                                                        -------------      -------------      -------------

    TOTAL OPERATING EXPENSES                              10,207,776          6,263,777         18,565,646
                                                        -------------      -------------      -------------

OPERATING LOSS                                           (10,200,076)        (6,263,777)       (18,553,446)
                                                        -------------      -------------      -------------
OTHER EXPENSES:

   Interest expense                                            3,806             27,179             46,159
   Amortization of unearned financing costs                  166,667            750,000          1,166,667
   Litigation settlement in shares of common stock
      (Note 7)                                                     -          1,000,000          1,000,000
                                                        -------------      -------------      -------------
     TOTAL OTHER EXPENSES                                    170,473          1,777,179          2,212,826
                                                        -------------      -------------      -------------

NET LOSS                                                $(10,370,549)      $ (8,040,956)      $(20,766,272)
                                                        =============      =============      =============

BASIC AND DILUTED NET LOSS PER
   COMMON SHARE                                         $      (0.50)      $      (0.32)
                                                        =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                    20,700,263         25,153,198
                                                        =============      =============

See notes to consolidated financial statements.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                     For the Three Months Ended
                                                                       July 31,
                                                        2000               2001
                                                  -------------    -------------
REVENUES                                          $        900     $          -
                                                  -------------    -------------

OPERATING EXPENSES:
   Cost of sales                                             -                -
   Amortization costs of projects                       15,507                -
   Depreciation of property and equipment               29,068           28,029
   Acquired in-process research and development              -                -
   Compensatory element of stock issuances             619,650        2,410,194
   Research and development                            182,697          528,254
   Selling, general and administrative expenses        547,781        1,428,553
                                                  -------------    -------------

       TOTAL OPERATING EXPENSES                      1,394,703        4,395,030
                                                  -------------    -------------

OPERATING LOSS                                      (1,393,803)      (4,395,030)
                                                  -------------    -------------

OTHER EXPENSES:
   Interest expense                                      3,806            8,749
   Amortization of unearned financing costs            166,667          250,000
                                                  -------------    -------------

       TOTAL OTHER EXPENSES                            170,473          258,749
                                                  -------------    -------------

NET LOSS                                          $ (1,564,276)    $ (4,653,779)
                                                  =============    =============

BASIC AND DILUTED LOSS PER SHARE                  $      (0.07)    $      (0.18)
                                                  =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                      22,028,085       26,230,086
                                                  =============    =============

See notes to consolidated financial statements.


                                        NEW VISUAL CORPORATION AND SUBSIDIARIES
                              (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
                               (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                      (UNAUDITED)
                             FOR THE PERIOD FROM NOVEMBER 1, 1999 TO OCTOBER 31, 2000 AND
                                     THE NINE MONTHS ENDED JULY 31, 2000 AND 2001

                                                                     Common Stock       Additional
                                                    -----------------------------          Paid-in
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


                                        NEW VISUAL CORPORATION AND SUBSIDIARIES
                              (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
                               (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                      (UNAUDITED)
                             FOR THE PERIOD FROM NOVEMBER 1, 1999 TO OCTOBER 31, 2000 AND
                                     THE NINE MONTHS ENDED JULY 31, 2000 AND 2001

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


                                        NEW VISUAL CORPORATION AND SUBSIDIARIES
                              (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
                               (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                      (UNAUDITED)
                             FOR THE PERIOD FROM NOVEMBER 1, 1999 TO OCTOBER 31, 2000 AND
                                     THE NINE MONTHS ENDED JULY 31, 2000 AND 2001


                                                                     Common Stock         Additional
                                                 --------------------------------            Paid-in
                                                     Shares                Amount            Capital
                                                 -------------      -------------      -------------
Balance - October 31, 1999                         17,224,049       $     17,224       $ 12,197,374

Issuance of common stock for cash
  ($1.00 to $4.00 per share)                          770,994                771          2,593,617
Issuance of common stock for services:
  ($1.00 to $1.40 per share at January 31)             29,765                 30             34,020
  ($1.20 to $12.00 per share at April 30)           1,161,065              1,161          1,813,568
  ($3.00 to $7.88 per share at July 31)               109,000                109            619,541
Acquisition of Impact Pictures, Inc.
  ($4.00 per share)                                    12,500                 12             49,988
Acquisition of New Wheel Technology, Inc.
  ($2.00 per share)                                 3,000,000              3,000          5,997,000
Issuance of common stock under consulting
  agreement ($2.00 per share)                       1,500,000              1,500          2,998,500
Issuances of stock for exercise of warrants
  ($2.40 per share)                                    68,750                 69            164,931
Amortization of unearned financing costs                    -                  -                  -
Net loss                                                    -                  -                  -
                                                 -------------      -------------      -------------

Balance - July 31, 2000                            23,876,123       $     23,876       $ 26,468,539
                                                 =============      =============      =============


                                                      Unearned                                 Total
                                                     Financing        Accumulated      Stockholders'
                                                         Costs            Deficit             Equity
                                                 -------------      -------------      -------------
Balance - October 31, 1999                       $          -       $(12,300,033)      $    (85,435)

Issuance of common stock for cash
  ($1.00 to $4.00 per share)                                -                  -          2,594,388
Issuance of common stock for services:
  ($1.00 to $1.40 per share at January 31)                  -                  -             34,050
  ($1.20 to $12.00 per share at April 30)                   -                  -          1,814,729
  ($3.00 to $7.88 per share at July 31)                     -                  -            619,650
Acquisition of Impact Pictures, Inc.
  ($4.00 per share)                                         -                  -             50,000
Acquisition of New Wheel Technology, Inc.
  ($2.00 per share)                                         -                  -          6,000,000
Issuance of common stock under consulting
  agreement ($2.00 per share)                      (3,000,000)                 -                  -
Issuances of stock for exercise of warrants
  ($2.40 per share)                                         -                  -            165,000
Amortization of unearned financing costs              166,667                  -            166,667
Net loss                                                    -        (10,370,549)       (10,370,549)
                                                 -------------      -------------      -------------

Balance - July 31, 2000                          $ (2,833,333)      $(22,670,582)      $    988,500
                                                 =============      =============      =============


See notes to consolidated financial statements.


                                        NEW VISUAL CORPORATION AND SUBSIDIARIES
                              (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
                               (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                      (UNAUDITED)
                             FOR THE PERIOD FROM NOVEMBER 1, 1999 TO OCTOBER 31, 2000 AND
                                     THE NINE MONTHS ENDED JULY 31, 2000 AND 2001

                                                                        Common Stock         Additional
                                                    --------------------------------            Paid-in
                                                           Shares             Amount            Capital
                                                    -------------      -------------      -------------
                                                                          (1)
 Nine Months Ended July 31, 2001:
 -------------------------------

Balance - October 31, 2000                            24,072,455       $     24,072       $ 27,813,465

Issuance of common stock for cash
  ($2.68 to $5.00 per share)                             240,904                241            704,759
Issuance of common stock with attached
  warrants ($4.02 per share for quarter ended
  January 31)                                            174,714                175            489,024
Issuance of common stock with attached
  warrants ($5.10 per share for quarter ended
  January 31)                                             30,600                 31             85,649
Issuance of common stock with attached
  warrants ($2.80 to $5.10 per share for
  quarter ended April 30)                                104,571                105            292,695
Issuance of common stock in connection with
  Private Placement ($4.35 to $5.50 per share
  for quarter ended January 31)                           32,445                 32            151,968
Issuance of common stock in connection with
  Private Placement($2.60 to $3.37 per share
  for quarter ended April 30)                            207,307                207            619,793
Issuance of common stock in connection with
  Private Placement ($1.74 to $2.80 per share
 for quarter ended July 31)                            1,446,355              1,446          2,742,008
Issuance of common stock in connection with
  litigation settlement                                  250,000                250            999,750
Issuance of stock to Vice-Chairperson of Board
  of Directors for services ($1.8984 per share
  at June 11)                                            500,000                500            948,700
Issuance of stock under consulting agreement
  ($2.90 to $3.90 per share at July 31)                   50,960                 51            171,693
Value assigned to warrants issued to
  consultants at July 31                                       -                  -          1,289,250
Cancellation of common stock issued for cash              (2,980)                (3)           (29,998)
Amortization of unearned financing costs                       -                  -                  -
Net loss                                                       -                  -                  -
                                                    -------------      -------------      -------------

Balance - July 31, 2001                               27,107,331       $     27,107       $ 36,278,756
                                                    =============      =============      =============

(1) Share amounts have been restated to reflect the 1-for-4 reverse stock split effected on June 22, 2000.

See notes to consolidated financial statements.


                                        NEW VISUAL CORPORATION AND SUBSIDIARIES
                              (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
                               (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                      (UNAUDITED)
                             FOR THE PERIOD FROM NOVEMBER 1, 1999 TO OCTOBER 31, 2000 AND
                                     THE SIX MONTHS ENDED APRIL 30, 2000 AND 2001

                                                          Unearned                                 Total
                                                         Financing        Accumulated      Stockholders'
                                                             Costs            Deficit             Equity
                                                     -------------      -------------      -------------

 Nine Months Ended July 31, 2001:
 -------------------------------
Balance - October 31, 2000                           $ (2,583,333)      $(25,025,349)      $    228,855

Issuance of common stock for cash
  ($2.68 to $5.00 per share)                                    -                  -            705,000
Issuance of common stock with attached
  warrants ($4.02 per share for quarter ended
  January 31)                                                   -                  -            489,199
Issuance of common stock with attached
  warrants ($5.10 per share for quarter ended
  January 31)                                                   -                  -             85,680
Issuance of common stock with attached warrants
  ($2.80 to $5.10 per share for quarter ended
  April 30)                                                     -                  -            292,800
Issuance of common stock in connection with
  Private Placement ($4.35 to $5.50 per share
  for quarter ended January 31)                                 -                  -            152,000
Issuance of common stock in connection with
  Private Placement ($2.60 to 3.37 per share
  for quarter ended April 30)                                   -                  -            620,000
Issuance of common stock in connection with
  Private Placement ($1.74 to $2.80 per share
  for quarter ended July 31)                                    -                  -          2,743,454
Issuance of common stock in connection with
  litigation settlement                                         -                  -          1,000,000
Issuance of stock to Vice Chairperson of Board
  of Directors for services ($1.8984 per share
  at May 31)                                                    -                  -            949,200
Issuance of stock under consulting agreement
  ($2.90 to $3.90 per share at July 31)                         -                  -            171,744
Value assigned to warrants issued to consultant
  at July 31                                                    -                  -          1,289,250
Cancellation of common stock issued for cash                    -                  -            (30,001)
Amortization of unearned financing costs                  750,000                  -            750,000
Net loss                                                        -         (8,040,956)        (8,040,956)
                                                     -------------      -------------      -------------

Balance - July 31, 2001                              $ (1,833,333)      $(33,066,305)      $  1,406,225
                                                     =============      =============      =============


 Accumulated deficit as of October 31, 2000
                                                                        $(12,300,033)
 Accumulated deficit during development stage
   (November 1, 1999 to July 31, 2001)                                   (20,766,272)
                                                                         -----------

 Total accumulated deficit as of July 31, 2001                          $(33,066,305)
                                                                        =============


See notes to consolidated financial statements.


                                        NEW VISUAL CORPORATION AND SUBSIDIARIES
                              (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
                               (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)
                               FOR THE PERIOD FROM NOVEMBER 1, 1999 TO JULY 31, 2001 AND
                                     THE NINE MONTHS ENDED JULY 31, 2000 AND 2001

                                                                         For the Nine Months Ended  For the Period from
                                                                                          July 31,  November 1, 1999 to
                                                                           2000               2001        July 31, 2001
                                                                  -------------      -------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $(10,370,549)      $ (8,040,956)      $(20,766,272)
   Adjustments to reconcile net loss to net cash used in
       operating activities:
           Compensatory elements of stock issuances                  2,468,428          2,410,194          5,668,743
           Stock issued for acquired in-process research and
               development                                           6,050,000                  -          6,050,000
           Stock issued for litigation settlement                            -          1,000,000          1,000,000
           Projects costs written-off                                   10,884                  -            114,613
           Amortization of unearned financing costs                    166,667            750,000          1,166,667
           Depreciation of property and equipment                       63,610             97,842            195,014
           Amortization of costs of projects                            51,242                  -                  -

           Increase (decrease) from changes in:
              Prepaid expenses and other current assets                (11,244)           (36,796)           (67,023)
              Other assets                                              (4,091)           (20,933)          (133,133)
              Due from related parties                                  18,722           (100,198)           (96,339)
              Projects under development                              (488,901)          (788,000)        (1,443,519)
              Accounts payable and accrued expenses                   (290,252)           252,557            278,780
                                                                  -------------      -------------      -------------

               NET CASH USED IN OPERATING ACTIVITIES                (2,335,484)        (4,476,290)        (8,032,469)
                                                                  -------------      -------------      -------------

CASH USED IN INVESTING ACTIVITIES
    Capital expenditures                                              (253,007)           (17,303)          (406,036)
                                                                  -------------      -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                           2,594,388          5,058,133          8,207,521
    Proceeds from note payable                                         529,000                  -            756,886
    Repayment of note payable                                                -           (500,000)          (500,000)
    Proceeds from exercise of warrants                                 165,000                  -            165,000
                                                                  -------------      -------------      -------------

               NET CASH PROVIDED BY FINANCING
                    ACTIVITIES                                       3,288,388          4,558,133          8,629,407
                                                                  -------------      -------------      -------------

INCREASE IN CASH                                                       699,897             64,540            190,902

CASH AND CASH EQUIVALENTS - BEGINNING                                   62,872            189,234             62,872
                                                                  -------------      -------------      -------------

CASH AND CASH EQUIVALENTS - ENDING                                $    762,769       $    253,774       $    253,774
                                                                  =============      =============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest                                                       $          -       $          -       $          -
                                                                  =============      =============      =============

    Income taxes                                                  $          -       $          -       $        800
                                                                  =============      =============      =============

See notes to consolidated financial statements.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
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

                  PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts of New Visual Corporation ("NVC") and its operating subsidiaries, NV Entertainment, Inc. ("NV"), Impact Multimedia, Inc. ("IP") and NV Technology, Inc. (formerly, New Wheel Technology, Inc.) ("New Wheel") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

                  DESCRIPTION OF BUSINESS

                  The Company was incorporated under the laws of the State of Utah on December 5, 1985. Prior to June 29, 2001, the Company's name was New Visual Entertainment, Inc.

                  In November of 1999, the Company began to focus its business activities on the development of new content telecommunications technologies. Pursuant to such plan, the Company acquired New Wheel Technology, Inc., a development stage, California-based, technology company in February of 2000 (Note 2). As a result of the change in business focus, the Company became a development stage entity commencing November 1, 1999. The Company also produces and distributes 2-D and 3-D filmed entertainment.

                  CONCENTRATION OF CREDIT RISK

                  Financial instruments, which potentially subject the Company to concentrations of credit risks, are principally trade accounts receivable. The Company maintains an allowance for uncollectible accounts receivable and generally does not require collateral. At July 31, 2001 and October 31, 2000, no allowance for uncollectible accounts was deemed necessary by management.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
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

                  FILM AND VIDEO LIBRARY AND PROJECTS UNDER DEVELOPMENT

                  Film and video library and projects under development are stated at the lower of amortized cost or market. Upon completion, costs are amortized on an individual production basis in the proportion that current gross revenues bear to management's estimate of total gross revenues, with such estimates being reviewed at least quarterly. In prior years, several projects under development were determined to have no estimated realizable value and were accordingly written-off. Project costs written-off during the nine months ended July 31, 2000 and 2001, were $10,884 and $-0-, respectively. For the nine months ended July 31, 2000 and 2001, amortization expense related to the film and video library was $62,086 and $-0-, respectively.

                  INCOME TAXES

                  Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 employs an asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred income taxes of a change in tax rates is recognized as income in the period that includes the enactment date.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
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

                  FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The financial statements include various estimated fair value information at July 31, 2001, as required by Statement of Financial Accounting Standards No.107, "Disclosures about Fair Value of Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

                  RESEARCH AND DEVELOPMENT

                  Research and development costs are charged to expense as incurred. Amounts allocated to acquired-in-process research and development costs from business combinations are charged to earnings at the consummation of the acquisition.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  1 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  ADVERTISING

                  Advertising costs are charged to operations when incurred. Advertising expense for the nine months ended July 31, 2000 and 2001 was $67,833 and $942, respectively.

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

                  STOCK-BASED COMPENSATION

                  As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for its stock-based compensation arrangements pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with the provisions of SFAS No. 123, the Company discloses the pro forma effects of accounting for these arrangements using the Black Scholes option-pricing model to determine fair value.

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

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  1 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  SEGMENT REPORTING

                  Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. Adoption of SFAS No. 131 did not have a material effect on the Company's financial position or results of operations.

                  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

                  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS NO.133), which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments -- Deferral of the Effective Date of SFAS Statement No.133 and in June 2000, the FASB issued SFAS No.138, Accounting for Certain Derivative Instruments -- an amendment of SFAS No.133, Accounting for Derivative Instruments and Hedging Activities. As a result of SFAS No. 137, SFAS No. 133 and SFAS No. 138 will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company's adoption of the above Financial Accounting Standards had no material impact on the Company's financial statements for the nine months ended July 31, 2001.

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

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
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

                  IMPACT PICTURES, INC.

                  In January 2000, the Company completed the acquisition of 100% of the common stock of Impact Pictures, Inc. ("Impact"), a small development-stage San Diego-based multi-media production firm, for 12,500 shares of the Company's common stock, valued at $50,000. The Company has accounted for this acquisition under the purchase method of accounting. As of the acquisition date, Impact had no tangible assets and its intangible assets were in the development stage. Accordingly, the $50,000 was charged to operations, under the caption "Acquired in-process research and development expenses," during the nine months ended July 31, 2000.

                  Historical and proforma information have not been provided because the operations of the acquired business were not material.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  2 -         ACQUISITIONS (CONTINUED)

                  NEW WHEEL TECHNOLOGY, INC.

                  In February 2000, the Company completed the acquisition of New Wheel Technology, Inc. ("New Wheel"), a development-stage California-based technology company. New Wheel was merged with the Company's Astounding Acquisition Corp. subsidiary, which changed its name to New Wheel Technology, Inc. On July 13, 2001, New Wheel changed its name to NV Technology, Inc. An aggregate of 3,000,000 restricted shares of common stock were issued to the New Wheel stockholders in consideration of the merger. Also, additional compensation would be paid to the New Wheel stockholders if New Wheel's high speed digital transmission technology generates revenues for the Company in excess of $1 billion, or if there is a sale of assets or stock, or a merger of New Visual or any of its affiliates, in which the New Wheel technology comprises at least 15% of the consideration. As of April 30, 2000, the Company recorded the issuance of the full 3,000,000 shares, which were valued at $6,000,000. The Company has accounted for this acquisition under the purchase method of accounting. As of the acquisition date, New Wheel had no tangible assets and its intangible assets were in the development stage. Accordingly, the $6,000,000 was charged to operations under the caption "Acquired in-process research and development expenses," during the nine months ended July 31, 2000.

                  Historical and proforma information have not been provided because the operations of the acquired business were not material.

NOTE  3 -         PROPERTY AND EQUIPMENT, NET

                  Property and equipment consists of the following:


                                                 October 31,          July 31,
                                                        2000              2001
                                                   ---------         ---------

                  Furniture and fixtures           $ 51,584          $ 55,151
                  Camera equipment                  544,664           544,664
                  Office equipment                   99,658           113,394
                                                   ---------         ---------
                                                    695,906           713,209
                  Less: Accumulated depreciation    302,119           399,961
                                                   ---------         ---------

                                Total              $393,787          $313,248
                                                   =========         =========

                  For the nine months ended July 31, 2000 and 2001, depreciation expense was $63,610 and $97,842, respectively.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  4 -         ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                  Accounts payable and accrued liabilities consist of the following:

                                                 October 31,         July  31,
                                                        2000              2001
                                                  ----------        ----------
                  Professional fees               $ 300,000         $ 319,891
                  Payroll and related taxes          47,511                 -
                  Interest                           17,906            45,350
                  Miscellaneous                      81,504           334,238
                                                  ----------        ----------

                                                  $ 446,921         $ 699,479
                                                  ==========        ==========

NOTE  5 -         LONG-TERM DEBT

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

                  During July 2001, the Company repaid $500,000 under the above five credit agreements.

NOTE  6 -         STOCKHOLDERS' EQUITY

                  PREFERRED STOCK AND RIGHTS DIVIDEND

                  Effective June 22, 2000, the Company amended its articles of incorporation to decrease the number of authorized shares of preferred stock from 200,000,000 to 15,000,000 and to decrease the par value of the preferred stock from $30.00 to $0.01 per share.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
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

                  On July 27, 2000, the Company created a series of preferred stock, par value $0.01 per share, designated as "Series A Junior Participating Preferred Stock." The number of shares constituting the Series A Junior Participating Preferred Stock is 200,000, initially reserved for issuance upon exercise of the rights discussed in Note 6. Subject to the rights of the holders of any shares of any series of preferred stock ranking prior and superior to the Series A Preferred Stock with respect to dividends, the holders of shares of Series A Preferred Stock, in preference to the holders of common stock, shall be entitled to receive, when, as and if declared by the Board of Directors, quarterly dividends payable in cash on the last day of each quarter in each year, commencing on the first quarterly dividend payment date after the first issuance of a share or fraction of a share of Series A Preferred Stock, in an amount per share equal to the greater of $1.00 or 1,000 times the aggregate per share amount of all cash and non-cash dividends or other distributions, other than a dividend payable in shares of common stock. Each share of Series A Preferred Stock shall entitle the holder to 1,000 votes. Upon any liquidation, no distribution shall be made to the holders of shares of stock ranking junior to the Series A Preferred Stock, unless the holders of shares of Series A Preferred Stock shall have received $1,000 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon. The shares of Series A Preferred Stock shall not be redeemable.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
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

                  During the quarter ended April 30, 2000, the Company sold 278,699 shares of common stock for $1,318,079.

                  During the quarter ended July 31, 2000, the Company sold 314,832 shares of common stock for $1,064,400.

                  During the quarter ended October 31, 2000, the Company sold 35,000 shares of common stock for $140,000.

                  During the three months ended January 31, 2000, the Company issued 29,765 shares of common stock between $1.00 and $1.40 for consulting services totaling $34,050.

                  During the three months ended January 31, 2000, the Company issued 12,500 shares of common stock valued at $4.00 per share for the acquisition of Impact Pictures, Inc. (Note 2)

                  On February 17, 2000, the Company issued 3,000,000 shares of common stock valued at $2.00 per share for the acquisition of New Wheel Technology, Inc. (Note 2)

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  6 -         STOCKHOLDERS' EQUITY (CONTINUED)

                  COMMON STOCK ISSUANCES DURING THE YEAR ENDED OCTOBER 31, 2000 (CONTINUED)

                  In connection with the acquisition of New Wheel, the Company entered into an agreement with lenders to provide loans of up to $1.5 million. As consideration for these loans and other services under the agreement, in April of 2000 the Company issued 1,500,000 shares of its common stock to the lenders valued at $3,000,000. The Company accounted for the $3,000,000 as unearned financing costs as a reduction of stockholders' equity as of April 30, 2000. During the quarter ended July 31, 2000, the Company began to draw money down from the credit facilities and accordingly, the Company at such time, began to amortize the unearned financing costs over the three-year period ended June of 2003. Amortization of the unearned financing costs for the nine months ended July 31, 2001 was $750,000.

                  During the quarter ended April 30, 2000, the Company issued 1,161,065 shares of common stock between $1.20 and $12.00 for consulting and professional services totaling $1,814,729.

                  During the quarter ended July 31, 2000, the Company issued 109,000 shares of common stock between $3.00 and $7.88 for consulting and professional services totaling $619,650.

                  On June 12, 2000, 68,750 warrants were exercised at $2.40 per share totaling $165,000.

                  During the quarter ended October 31, 2000, the Company issued 84,084 shares of common stock between $.25 and $12.50 for consulting services, totaling $28,122.

                  On October 31, 2000, the Company issued 77,248 shares of common stock between $5.00 and $5.50 per share pursuant to the Company's November 17, 2000 private placement agreement.

                  COMMON STOCK ISSUANCES DURING THE NINE MONTHS ENDED JULY 31, 2001

                  -  Private Placement:

                  On November 17, 2000, and as amended on January 22, 2001, the Company entered into a private placement agreement with various investors, to sell $5,000,000 of the Company's common stock in several tranches at a purchase price equal to 87% of the average market price of the Company's common stock over the five days preceding the closing of each drawdown.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  6 -         STOCKHOLDERS' EQUITY (CONTINUED)

                  COMMON STOCK ISSUANCES DURING THE NINE MONTHS ENDED JULY 31, 2001 (CONTINUED)

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

                  The Company may not apply any portion of the drawdowns towards payment of any costs related to its production of the Company's pending motion picture project. This agreement terminates on November 17, 2002.

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

                  As of July 31, 2001, the Company has received proceeds under this agreement of $3,930,454 from the investors in consideration for the purchase of 1,736,355 shares of the Company's common stock. The following are common stock issuances for the nine months ended July 31, 2001, pursuant to the Company's November 17, 2001 Private Placement Agreement.

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

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  6 -         STOCKHOLDERS' EQUITY (CONTINUED)

                  COMMON STOCK ISSUANCES DURING THE NINE MONTHS ENDED JULY 31, 2001 (CONTINUED)

                  -  Private Placement:  (Continued)

                  o On April 6, 2001, the Company issued 57,773 shares of common stock for $2.60 per share.

                  o On April 11, 2001, the Company issued 33,287 shares of common stock for $3.00 per share.

                  o On April 25, 2001, the Company issued 23,947 shares of common stock for $2.92 per share.

                  o On May 1, 2001, the Company issued 14,288 shares of common stock for approximately $2.80 per share.

                  o On May 2, 2001, the Company issued 34,600 shares of common stock for approximately $2.75 per share.

                  o On May 6, 2001, the Company issued 23,674 shares of common stock for approximately $2.75 per share.

                  o On May 13, 2001, the Company issued 22,105 shares of common stock for approximately $2.71 per share.

                  o On May 29, 2001, the Company issued 120,728 shares of common stock for approximately $2.48 per share.

                  o On May 31, 2001, the Company issued 41,375 shares of common stock for approximately $2.42 per share.

                  o On June 12, 2001, the Company issued 63,011 shares of common stock for approximately $1.95 per share.

                  o On June 7-13, 2001, the Company issued 785,000 shares of common stock for approximately $1.74 per share.

                  o On July 20, 2001, the Company issued 341,574 shares of common stock for approximately $1.74 per share.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  6 -         STOCKHOLDERS' EQUITY (CONTINUED)

                  COMMON STOCK ISSUANCES DURING THE NINE MONTHS ENDED JULY 31, 2001 (CONTINUED)

                  -  Other

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

                  In May of 2001, the Company issued 500,000 shares to its Board of Director's Vice Chairperson for past services, which were valued at approximately $1.89 per share.

                  During the quarter ended July 31, 2001, the Company issued 50,960 shares of common stock between $2.90 and $3.90 per share for consulting services, totaling $171,744.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
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

                  As of July 31, 2001, the Company granted Non-Qualified Stock options under this plan to purchase a total of 516,000 common shares at exercise prices ranging from $3.92 to $4.00 per share. The options are exercisable over a ten-year period.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
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

                  On May 15, 2001, the Company granted an advisory board member options to acquire 50,000 shares of its common stock. The exercise price for the options is $3.92 per share. All options became exercisable immediately and expire on May 15, 2011.

                  On June 7, 2001, the Company granted options to purchase 50,000 shares of its common stock to an advisory board member. The exercise price is $2.30 per share, with 25,000 vesting and exercisable immediately and the remaining 25,000 vesting and exercisable equally on the anniversary date over the next three years. All options expire on June 7, 2011.

                  Since the exercise price of the options was not less than the fair market value of the Company's common stock on each date of grant, no compensation expense has been recorded. If the Company had elected to record the issuance of stock options using the fair value method, the Company's net loss and loss per share would be as follows:

                                                        Nine Months Ended
                                                            July 31, 2001
                                                            -------------

                            Net Loss:
                                As reported                  $ 8,040,956
                                Proforma                     $(8,355,956)

                            Loss Per Share:
                                As reported                  $     (0.32)
                                Proforma                     $     (0.33)

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  6 -         STOCKHOLDERS' EQUITY (CONTINUED)

                  STOCK OPTIONS (CONTINUED)

                  -  Options Outside of the Plan: (Continued)

                  The fair value of stock options granted during the nine months ended July 31, 2001 was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value and related assumptions were as follows:


                                                                                                         Grant Date
                                                 ------------------------------------------------------------------
                                                 February 11,    July 1,  October 27,   November 13,   November 30,
                                                         2000       2000         2000           2001           2001
                                                         ----       ----         ----           ----           ----
                    Expected volatility                 33.0%      33.0%        33.0%          33.0%          33.0%
                    Risk-free interest rate              5.5%       5.5%         5.5%           5.5%           5.5%
                    Expected lives                    3 years    3 years      3 years        3 years        3 years
                    Dividend yield                        -0-        -0-          -0-            -0-            -0-

                  A summary of the Company's stock option activity and related information follows:

                                                                             Weighted                           Weighted
                                                          In the Plan         Average   Outside the Plan         Average
                                                        Stock Options  Exercise Price      Stock Options  Exercise Price
                                                        -------------  --------------      -------------  --------------
                  Outstanding - October 31, 2000                    -           $   -         1,563,750           $2.61

                  Options granted - 11/01 - 07/31/01:
                    In the plan                               516,000            3.93                 -
                  Options granted - 11/01 - 07/31/01:
                    Outside the option plan                         -               -           200,000            3.55
                  Outside expired/cancelled:
                    In the plan                                 3,750            3.94                 -               -
                                                              -------          ------         ---------           -----
                  Outstanding - July 31, 2001                 512,250           $3.94         1,763,750           $2.72
                                                              =======           =====         =========           =====
                  Exercisable at July 31:
                     2001                                     276,188           $3.96         1,044,375           $3.29
                     2002                                     354,876           $3.95         1,354,063           $3.04
                     2003                                     433,564           $3.94         1,763,750           $2.72
                     2004                                     512,250           $3.94         1,763,750           $2.72

                  The exercise price for options outstanding as of July 31, 2001 ranged from $1.00 to $5.50.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
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

                  NET LOSS PER SHARE

                  Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

                  Warrants to purchase common stock                             5,557,600
                  Options to purchase common stock                              2,276,000
                                                                                ---------

                  Total as of July 31, 2001                                     7,833,600
                                                                                =========


                  Substantial issuances after July 31, 2001 through
                     September 14, 2001:

                  Options granted outside Plans                                    50,000
                  Warrants granted in connection with consulting agreement        100,000
                  Options granted in connection with 2001 stock incentive plan    750,000
                  Sale of common stock for cash                                   188,633

NOTE  7 -         COMMITMENTS AND CONTINGENCIES

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

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
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

                  Pursuant to the settlement agreement, the Company issued to Jack D. Robinson and his attorneys 250,000 restricted shares of its common stock, valued at $1,000,000. The Company in return received all the issued and outstanding common stock of Astounding.com, Inc. The Company also agreed to file a registration statement for these 250,000 shares of its common stock by March 31, 2001 and to cause the registration statement to become effective and the shares to become freely tradable no later than June 29, 2001. This settlement was recorded during the three months ended January 31, 2001.

                  As of February 16, 2001, Astounding .com, Inc. had no liabilities and was engaged in no business activities.

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

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  7 -         COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  INTELECON SERVICES, INC. (CONTINUED)

                  The Company advanced to Intelecon monies to purchase certain equipment on behalf of the Company. Intelecon did not purchase the equipment and, therefore, breached its contract and was unjustly enriched. The Company brought a claim against Intelecon for $105,000.

                  During April 2001, the Company reached a settlement with Intelecon for $117,000, payable in the amount of $15,000 per month, until $117,000 has been paid in full. As of July 31, 2001, the Company has received $35,000 under this settlement.

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

                  The warrants were assigned a value of $762,000, which was charged to operations during the year ended October 31, 2000.

                  In March 2001, the Company entered into a consulting agreement with a company for developing a new corporate positioning strategy and identifying an enhanced brand platform. The Company agreed to pay $10,000 prior to the consulting company commencing work, $7,500 upon delivery of the first stage and $7,500 upon fulfillment of the contract.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  7 -         COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  CONSULTING AGREEMENTS (CONTINUED)

                  During March 2001, the Company entered into a consulting agreement with a company to provide financial advice and to arrange for equity investments or other funding. The company will pay for such services by providing the consultant with fees equal to (i) 5% of the gross amount of any cash financing obtained for the Company, payable in cash; (ii) a number of shares of stock equal to 10% of the stock issued in connection with any financing obtained for the Company; and (iii) a number of warrants equal to 10% of the warrants issued in connection with any financing obtained for the Company. The term of this agreement is six months. Under the above terms, the Company granted warrants to purchase 100,000 shares of common stock at an exercise price from $2.50 per share to $10.00 per share. The exercise period is five years. The fair market value of the stock warrants are estimated on the date of grant using the Black-Scholes option-pricing model ranging from $.70 to $1.41.

                  In April 2001, the Company entered into a consulting agreement with a company for a comprehensive level of international communications services. The Company agreed to pay minimums of $15,000 per month plus related hard costs for services and expenses. During May 2001, the Company and the consulting company mutually agreed to cancel the above agreement.

                  In May 2001, the Company entered into a one-year consulting agreement with a company for providing consulting and advisory services in connection with strategic business planning and related matters. The Company agreed to grant warrants to purchase 500,000 shares of common stock at an exercise price of $2.50 per share, 250,000 shares of common stock at an exercise price of $5.00 per share, and 250,000 shares of common stock at an exercise price at $10.00 per share. The exercise period is five years. The fair value of stock warrants are estimated on the date of grant using the Black-Scholes option-pricing model ranging from $.32 to $1.73.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  7 -         COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  EMPLOYMENT AGREEMENTS

                  On February 11, 2000, the Company entered into an employment agreement with its current Chief Executive Officer. The agreement, effective April 1, 2000, is a three-year employment contract that provides for base compensation in the first contract year of $250,000; in the second contract year, base compensation of $300,000; and in the third year and during any renewal term, base compensation of $350,000. The employee is also entitled to an annual bonus based upon his performance, which will be at the sole discretion of the Board of Directors. The annual bonus to the CEO shall be payable in cash or in an amount of shares of the Company's common stock that equals the amount of the bonus based upon the market price of the employer's common stock on the date that the bonus is paid.

                  In connection with its New Wheel acquisition, in February 2000, the Company entered into two employment agreements for executive services. The agreements provide for the Company to pay base salaries of $208,000 each per annum and a bonus of $12,500 each upon the execution of the agreement. The agreements were to expire in September 2000, but have been extended through February 2001. The above agreement was subsequently not renewed (Note 9).

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

                  JOINT VENTURE PRODUCTION AGREEMENT

                  In April 2000, the Company entered into a joint venture production agreement to produce a feature length film for theatrical distribution. The Company will provide the funding for the production in the amount of $2,250,000 and, in exchange, will receive a 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to its initial investment of up to $2,250,000. The film is to be completed and ready for a Summer 2002 release. The Company has agreed to deposit into a separate account, on a monthly basis, funds to assure a minimum balance of $200,000 at the beginning of each month, until the total of $2,250,000 has been deposited into the account. As of July 31, 2001, the Company has funded approximately $1,373,000 of production and other costs, which was included in projects under development in the accompanying consolidated balance sheet.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
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

                  On May 4, 2001, the Company terminated an operating lease for office space in Livermore, California, which commenced on March 1, 2000. Meanwhile, the Company entered into an operating lease for office space in Pleasanton, California. The lease commenced on June 1, 2001 and expires on May 31, 2004. The lease provides for a minimum annual rental at approximately $120,000 for the first year and $156,000 the following years. During August 2001, the Company closed its office in Pleasanton, along with other proactive measures to re-organize its technology development efforts, and is currently in negotiation to sublease a portion of this space.

                  Rent expense for the nine months ended July 31, 2000 and 2001 was $48,353 and $80,581, respectively.

                  ROYALTY PAYMENTS

                  The Company's projects under development stipulate royalty payments which are based on percentages of revenue.

                  CONCENTRATION OF CREDIT RISK

                  Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. At July 31, 2001, the Company had a bank balance in excess of federally insured limits by approximately $126,200.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
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

                  Until the commencement of sales from either segment, the Company will have no operating revenues, but will continue to incur substantial operating expenses, capitalized costs and operating losses.

                  The Company funded its operations during the nine months ended July 31, 2001 through sales of its common stock, resulting in net proceeds to the Company of $5,058,133. Sales of common stock during the nine months ended July 31, 2001 were sold in private transactions in reliance on various exemptions from the registration requirements of the Securities Act. The Company is exploring other financing alternatives, including private placements and public offerings.

                  Under an agreement which was concluded in November of 2000, the Company has obtained an equity line of credit of up to $5 million to fund its telecommunication segment. The equity line has various limits on amounts of drawdowns and, under certain circumstances, the purchaser may not be obligated to purchase stock offered for sale by the Company (Note 6).

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  8 -         BUSINESS RISKS AND SEGMENT INFORMATION (CONTINUED)

                  Summarized financial information concerning the Company's reportable segments is shown in the following table:


                  For the Nine Months Ended July 31, 2001:
                  ---------------------------------------
                                                Telecommunication     Entertainment      Unallocable
                                                         Business          Business         Expenses            Totals
                                                         --------          --------         --------            ------
                  Net Sales                          $         -       $         -      $         -       $         -

                  Operating Loss                     $(1,190,348)      $         -      $(6,850,608)      $(8,040,956)

                  Depreciation and Amortization      $   760,526       $    12,910      $    74,406       $   847,842

                  Total Identifiable Assets          $    95,390       $ 1,590,651      $   676,549       $ 2,362,590


                  For the nine months ended July 31, 2000, the Company's only reportable segment consisted of the entertainment business.

NOTE  9 -         SUBSEQUENT EVENTS

                  COMMON STOCK

                  During August 2001, the Company received approximately $141,500 for the issuance of 188,633 shares of common stock to investors.

                  PROMISSORY NOTE RECEIVABLE

                  On September 6, 2001, the Company converted advances of $99,656 to an officer to a promissory note payable on demand at a rate of seven percent per annum. The balance on July 31, 2001 was approximately $92,500, which is included in receivables from related parties.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  9 -         SUBSEQUENT EVENTS (CONTINUED)

                  EMPLOYEE TERMINATIONS/OFFICE CLOSING

                  On August 3, 2001, the Company terminated the employment of the six employees located at its office in Pleasanton, California, including the Company's former chief operating officer and chief technology officer. The Company made $25,807 in severance payments in connection with the termination of employees other than the former officers.

                  2001 STOCK INCENTIVE PLAN

                  During August 2001, the Board of Directors adopted the 2001 Stock Incentive Plan. The 2001 Stock Incentive Plan authorized the granting of stock options, restricted, unrestricted and performance stock awards, dividend equivalent rights and stock appreciation rights. The 2001 Stock Incentive Plan may be administered by the Board of Directors or a committee appointed by the Board. A total of 2,500,000 shares of common stock are reserved for issuance under the 2001 Stock Incentive Plan. Options granted under the option plan may be either (i) options intended to constitute incentive stock options under
                  Section 422 of the Code, or (ii) non-qualified stock options.

                  The exercise price for each stock option is determined by the Board. Incentive stock options must have an exercise price of at least 100% (or at least 110% in the case of incentive stock options granted to certain employees owning more than 10% of the outstanding voting stock) of the fair market value of the common stock on the date the stock option is granted.

                  No stock option may be exercised after the expiration of ten years from the date of grant (or five years in the case of incentive stock options granted to certain employees owning more than 10% of the outstanding voting stock). Pursuant to the 2001 Stock Incentive Plan, the aggregate fair market value of the common stock for which one or more incentive stock options granted to any participant may, for the first time, become exercisable as incentive stock options under the federal tax laws during any one calendar year shall not exceed $100,000.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (FORMERLY NEW VISUAL ENTERTAINMENT, INC. AND SUBSIDIARIES)
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  9 -         SUBSEQUENT EVENTS (CONTINUED)

                  STOCK OPTIONS

                  On August 3, 2001, the Company granted options to purchase 50,000 shares of its common stock to an advisory board member. The exercise price is $1.07 per share with 25,000 vesting and exercisable immediately and the remaining 25,000 vesting and exercisable equally on the anniversary date over the next three years. All options expire on August 3, 2011.

                  On August 30, 2001, the Company granted non-qualified stock options under its 2001 Stock Incentive Plan to purchase 750,000 shares of common stock to a consultant for advice regarding the Company's business strategy, organization, business prospects and growth initiatives. The exercise price will be 80% of the market price for the common stock on the date the optionee elects to exercise its options. All options expire on August 30, 2006.

                  CONSULTING AGREEMENT

                  On August 3, 2001, the Company entered into a consulting agreement to collaborate with the Company's engineering consultants to expedite the design and commercialization efforts of the Company's broad-band transmission technology over telephone wire. In consideration of the above services, the Company has paid the consultant $50,000. The term of this agreement is four months with the option to renew for consecutive one-month terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion and analysis of our results of operations and should be read in conjunction with the financial statements and related notes contained in this Form 10-Q.

RESULTS OF OPERATIONS

For the Nine Months Ended July 31, 2001 vs. the Nine Months Ended July 31, 2000
-------------------------------------------------------------------------------

         REVENUES. Revenues for the nine months ended July 31, 2001 were $-0-. Revenues for the nine months ended July 31, 2000 were $7,700.

         OPERATING EXPENSES. Operating expenses include amortization of project costs, writedown of project costs, depreciation of property and equipment, compensatory element of stock issuances, acquired in-process research and development expenses, research and development expenses, and selling, general and administrative costs. Total operating expenses decreased to $6,263,777 for the nine months ended July 31, 2001, from $10,207,776 for the nine months ended July 31, 2000. The decrease was primarily related to the effect of acquired in-process research and development costs for the nine months ended July 31, 2000 in the amount of $6,050,000. There were increases in research and development costs and selling, general and administrative expense of $827,442 and $1,364,647, respectively, for the nine months ended July 31, 2001 resulting from increased research and development activities and an increase in the Company's corporate infrastructure associated with operations from two separate office spaces.

         The acquired in-process research and development costs in 2000 were associated with the acquisitions of New Wheel Technology ($6,000,000) and Impact Pictures ($50,000).

         OTHER EXPENSES. Other expenses included amortization of unearned financing fees, interest expense and settlement of litigation. Total other expenses increased from $170,473 for the nine months ended July 31, 2000 to $1,777,179 for the nine months ended July 31, 2001. The increase was principally related to an increase of $583,333 in amortization of unearned financing fees and a settlement of litigation for shares of common stock amounting to $1,000,000. The Company issued 250,000 shares of common stock valued at $1,000,000 for the February 16, 2001 settlement reached with Astounding.com, Inc. and Jack Robinson in connection with certain disputes arising from a non-consummated merger between us and Astounding.com, Inc.

For the Three Months Ended July 31, 2001 vs. the Three Months Ended July 31,
-----------------------------------------------------------------------------
2000
----

         REVENUES. Revenues for the three months ended July 31, 2001 were $-0-. Revenues for the three months ended July 31, 2000 were $900.

         OPERATING EXPENSES. Operating expenses include amortization of project costs, depreciation of property and equipment, compensatory element of stock issuances, acquired in-process research and development expenses, and selling, general and administrative costs. Total operating expenses increased from $1,394,703 for the three months ended July 31, 2000 to $4,395,030 for the three months ended July 31, 2001. The increase was principally related to an increase of $1,790,544 in the compensatory element of stock issuances, an increase of $345,557 in research and development costs and an increase of $880,772 in selling, general and administrative expense. The increase in selling, general and administrative expense was due to an increase in the Company's corporate infrastructure, which includes two separate office spaces.

         OTHER EXPENSES. Other expenses included amortization of unearned financing fees and interest expense. Total other expenses increased from $170,473 for the three months ended July 31, 2000 to $258,749 for the three months ended July 31, 2001 due primarily to an increase of $83,333 in amortization of unearned financing costs.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 31, 2001, we had cash of approximately $254,000 compared to approximately $189,000 at October 31, 2000. We had accounts payable and accrued expenses of approximately $699,500 at July 31, 2001 and $447,000 at October 31, 2000.

         We operate in two business segments - an entertainment segment involving the production of motion pictures, films and videos, and a telecommunications segment involving the development of transmission technologies. The success of our entertainment segment is dependent on future revenues from a feature-length film for theatrical distribution that is the subject of the joint venture production agreement discussed below. The success of our telecommunications segment is dependent upon the successful completion of development and testing of, and the receipt of future revenues derived from, our transmission technology.

         During the nine months ended July 31, 2001, we incurred operating expenses of approximately $6.3 million, of which approximately $3.9 million were cash expenses and $2.4 million were non-cash expenses relating to compensatory charges for stock issuances. Until we begin to receive revenues from our business segments, we will have no operating revenues, but will continue to incur substantial operating expenses, capitalized costs and operating losses.

         Operations have been financed through private sales of common stock and loans, resulting in net proceeds of approximately $5,058,000 and $2,594,000 for the nine months ended July 31, 2001 and July 31, 2000, respectively. In addition, during the nine months ended July 31, 2000, a portion of expenses was paid by the issuance of stock.

         Management is exploring a variety of financing alternatives in order to fund operations, and presently intends to raise additional funds through private equity and/or debt financings. While we believe that we will be able to secure such additional financing, we cannot be certain that we will be able to find such financing on reasonable terms. If we are unable to obtain additional financing, we would be required to decrease expenses and otherwise modify our business plan in accordance with the extent of available financing.

         In April 2000, we entered into a joint venture production agreement to produce a feature length film for theatrical distribution. Under the agreement, we will provide the funding for the production in the amount of $2,250,000 and, in exchange, we will receive a 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to our initial investment of up to $2,250,000. The film is to be completed and ready for a Summer 2002 release. We have agreed to deposit into a separate account, on a monthly basis, funds to assure a minimum balance of $200,000 at the beginning of each month, until the total of $2,250,000 has been deposited into the account. As of July 31, 2001, we had funded approximately $1,404,287 of the production costs towards this project.

         Research and development expenses for the Company amounted to $1,190,348 and $362,906 for the nine months ended July 31, 2001 and the nine months ended July 31, 2000, respectively.

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

         Through July 31, 2001, we received proceeds under this agreement of $3,930,454 from the investors in consideration of the purchase of 1,736,355 shares of our common stock.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments -- Deferral of the Effective Date of SFAS Statement No. 133" and in June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments -- an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities". As a result of SFAS No. 137, SFAS No. 133 and SFAS No. 138 will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We do not expect that the adoption of this standard will have a material impact on our financial position and results of operations.

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

         In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion 25 with respect to (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. We adopted FIN 44 effective July 1, 2000. The adoption of the provisions of FIN 44 did not have a material effect on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         There have been no material changes to the Company's market risk for the nine months ended July 31, 2001. See the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2000 for additional discussions regarding quantitative and qualitative disclosures about market risk.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) During the three months ended July 31, 2001, the Company sold unregistered securities as follows:

1. On Noveber 17, 2000, the Company entered into a Securities Purchase Agreement with eight investors to sell up to $5,000,000 of the Company's common stock in several tranches over the next two years. On May 22, 2001, we entered into an Assignment and Assumption Agreement in which the eight investors assigned their rights and obligations to purchase the Company's common stock under the Securities Purchase Agreement to two of the original investors. During the three months ended July 31, 2001, the Company received approximately $2,743,000 under this agreement in consideration for the issuance of 1,653,662 shares of common stock.

2. In May and June 2001, the Company issued 50,960 shares of common stock valued at $171,744 to Strategica Services Corporation for consulting services.

3. On June 2, 2001, the Company issued 500,000 shares of common stock to Ivan Berkowitz, a director of the Company, in consideration of Mr. Berkowitz's services to the Company. The shares had a value at the time of issuance of $945,000.

All transactions described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of such Securities Act as transactions by an issuer not involving any public offering. All purchasers were "accredited investors" within the meaning of Regulation D under the Securities Act of 1933. All of the securities issued in these transactions contained a restrictive legend to the effect that they could not be sold or transferred without registration or an applicable exemption.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         The Company submitted the following matters to a vote of its shareholders at its annual meeting, which was held June 27, 2001.

         (a) The Company's shareholders were asked to vote for the election of Ivan Berkowitz, Lilly Beter, Allan Blevins, Bruce Brown, John Howell, Celso B. Suarez, Jr., Ray Willenberg, Jr. and C. Rich Wilson III to the Board of Directors of the Company, to hold office until the 2002 Annual Meeting of Shareholders. The shareholders elected each director with 21,524,369 votes cast for, 1,704,140 votes cast against, and 54,902 abstentions.

         (b) The Company's shareholders were asked to approve an amendment to
Article I of the Company's Articles of Incorporation to change the name of the Company from New Visual Entertainment, Inc. to New Visual Corporation. This amendment to the Company's Articles of Incorporation was approved with 23,259,347 votes cast for, 19,753 votes cast against, and 4,311 abstentions.

         (c) The Company's shareholders were asked to ratify the selection of Grassi & Co., CPAs, P.C. as the Company's independent auditors for the fiscal year ending October 31, 2001. The shareholders ratified the selection of the independent auditors with 23,259,010 votes cast for, 36,100 votes cast against, and 18,301 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         3.1 Articles of Amendment to the Articles of Incorporation of New Visual Entertainment, Inc., as filed on July 3, 2001.

(b)      Reports on Form 8-K:

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NEW VISUAL CORPORATION
                                       (Registrant)


Dated:   September 14, 2001            By:  /s/ RAY WILLENBERG, JR.
                                           -------------------------------------
                                           RAY WILLENBERG, JR.
                                           President and Chief Executive Officer
                                           (PRINCIPAL EXECUTIVE OFFICER)


Dated:   September 14, 2001            By:  /s/ THOMAS J. SWEENEY
                                           -------------------------------------
                                           THOMAS J. SWEENEY
                                           Chief Financial Officer
                                           (PRINCIPAL FINANCIAL OFFICER)