Form 10-K
period 2001-10-31
NEW VISUAL CORP
filed 2002-01-29
CIK 1026595

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                   Form 10-K
                               ------------------
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-21785

                             NEW VISUAL CORPORATION
             (Exact name of registrant as specified in its charter)

           Utah                                                   95-4545704
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


   5920 Friars Road
     Suite 104
San Diego, California                                              92108
(Address of principal                                           (Zip Code)
  executive offices)


       Registrant's telephone number, including area code: (619) 692-0333

        Securities registered pursuant to section 12(b) of the Act: None
          Securities registered pursuant to section 12(g) of the Act:

                         Common Stock, $.001 Par Value
                         -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of January 17, 2002, 31,395,789 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates on January 17, 2002 was approximately $13,016,178.

                   Documents incorporated by reference: None

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

         New Visual Corporation ("New Visual," the "Company," "we," "our" or "us") is developing advanced transmission technology to enable data to be transmitted across copper telephone wire at speeds and over distances that exceed those offered by industry-leading DSL technology providers. We intend to market this pioneering technology to leading chipmakers, equipment makers, and service providers (such as telephone companies) in the telecommunications industry. Our technology is designed to dramatically increase the capacity of the copper telephone network, allowing these entities to provide enhanced video, data and voice services over the existing copper telecommunications infrastructure.

         Through our NV Technology, Inc. subsidiary ("NV Technology"), we intend to design, develop, manufacture and license products based upon our technology. We believe that products using this technology will have a significant advantage over existing broadband technologies, such as asynchronous digital subscriber line ("ADSL"), by providing faster transmission speed capability, and very high bit-rate digital subscriber line ("VDSL"), by increasing the transmission distance capability.

         During the 2000 fiscal year, we entered into a joint venture to produce a feature length, surfing adventure film for mainstream theatrical release. This film has the working title of LIQUID and is almost completed. We anticipate that LIQUID will be released in the Summer of 2002.

         Our executive offices are located at 5920 Friars Road, Suite 104, San Diego, California, and our telephone number at that address is (619) 692-0333.

OUR TELECOMMUNICATIONS BUSINESS

         THE BROADBAND BOTTLENECK

         In recent years, demand has increased significantly for high-speed access to multimedia information and entertainment content, consisting of voice, video and data. Both consumers and businesses are increasingly seeking high-speed broadband access in order to take advantage of the dramatic growth of the Internet and increased use of the World Wide Web for communicating and accessing information, e-commerce, and bandwidth-intensive applications such as video-conferencing, gaming, data-mining, image processing, distance learning, streaming audio/video, multimedia broadcasting, telecommuting and networking between branch offices. Rapid growth in the number of Internet users and the demand for this type of content has created bottlenecks on existing communications networks, especially over the "last mile" of the legacy communications infrastructure. The last mile is defined as the distance or connection between the edge of the high-capacity network and the device or premises of the end user. Generally speaking, the last mile challenge refers to the bottleneck that occurs where the high-speed capability of the fiber optic network meets the low-speed capacity of the local loop telephone network.

         As the volume of traffic has increased, consumers have become increasingly frustrated with the performance of telephone dial-up connections that are typically limited to data rates of 28.8 kilobits per second ("kbps") to 56 kbps. At the same time, network providers and content developers are offering more and more data-hungry applications, driving demand for bandwidth. Businesses also are seeking faster access to broadband content as the convergence of voice, video and data, and increasing volumes of electronic traffic, have placed new demands on existing LAN technologies and infrastructures.

         In response to the challenge to provide high-speed access for both consumers and businesses, telecommunications service providers have been significantly increasing the data transmission speed and capacity of the core infrastructure, or "backbone," that links their central office locations. Over the last few years, service providers also have begun to make progress in improving speed and capacity along the local loop, where end users connect to the local networks' central office. The local loop continues to limit high-speed data transmission because the twisted pair copper wires that comprise the local loop were designed for lower speed analog voice traffic, rather than high-speed digital transmission.

         Because it is extremely expensive and impractical to replace the existing copper wire infrastructure with fiber optic technology to every home or office, many companies are promoting solutions to enable broadband communications over the local loop, such as the various digital subscriber line ("DSL") technologies. Still others are sponsoring alternative means for providing high-speed data communications such as wireless, satellite, fiber optic and cable modem technologies.

         BROADBAND OPPORTUNITIES OVER METALLIC MEDIA

         We believe the value of the existing telephone wire network is directly related to the amount of bandwidth at its disposal. We also believe there are substantial business opportunities for companies that can develop technologies that increase the bandwidth of this network, enabling telephone network operators to increase their offering of services and reduce the cost of network upgrades. Worldwide, this network contains over 750 million copper lines, and currently delivers to end users most of the world's telephone traffic and much of its broadband access. Virtually every home and business in the United States is served with an existing copper wire connection. There are approximately 170 million U.S. telephone lines in service, while approximately 75 million homes are "passed" by digital broadband technology. North American DSL deployments by the end of 2001, however, totaled only approximately 4 million subscribers, compared to more than 7.5 million cable modem subscribers.

         Additional pressures have been placed on telephone service providers by telecommunications deregulation, which has enabled cable and alternative network operators to capture telephony market share by offering voice and long distance services over different types of networks such as cable or IP (Internet protocol).

         We believe that the existing worldwide copper wire base offers significant advantages over alternative networks as a medium for providing broadband access:

         o LOW COST DEPLOYMENT. First, these solutions enable the service provider to leverage a huge existing infrastructure, avoiding the high costs associated with replacing the local loop with fiber, laying new cable or upgrading existing cable connections, or deploying relatively new wireless or satellite communications technologies. Because DSL uses the existing local loop, it can be less expensive to deploy than other high-speed data transmission technologies.

         o LIMITED SERVICE DEGRADATION AND IMPROVED SECURITY OVER ALTERNATIVE TECHNOLOGIES. In contrast to cable delivery systems, DSL is a point-to-point technology that connects the end user to the service provider's central office or to an intermediate hub over copper telephone wire. DSL therefore does not encounter service degradation as other subscribers are added to the system, and allows a higher level of security. Alternative technologies, such as cable, are shared systems and may suffer degradation and increased security risk as the number of end users on the system increases.

         o RAPID DEPLOYMENT. Because virtually every home and business in the United States, and many throughout the world, have installed copper telephone wire connections, copper wire-based broadband solutions can be rapidly deployed to a large number of potential end users.

         NV TECHNOLOGY'S SOLUTION

         We are developing an advanced transmission technology to enable data to be transmitted across copper telephone wire at faster speeds and over greater distances than is presently offered by leading DSL technology providers. Our technology offers significant improvements over existing technologies by optimizing the bandwidth used and taking advantage of dynamic changes in the available signal to noise ratio ("SNR"). Bandwidth is maximized by dynamically operating as close as possible to the available bandwidth, specifically by taking advantage of dynamic improvements in the SNR. Telephone wiring has a static, known function of attenuation versus frequency, while there are dynamic characteristics that present both significant and exploitable dynamic changes during transmission. The NV Technology solution takes advantage of these exploitable characteristics, resulting in dramatically improved achievable throughput.

         We intend to develop core technology and chip level solutions to be licensed or sold to chipmakers, equipment makers and service providers that serve the following markets:

         o SME: small to mid-sized enterprises (i.e., businesses with 20-99 employees)
         o Enterprise: multi-tenant units and multi-hotel units (also known as the MTU and MHU markets)
         o    Residential: home broadband (high-speed access) consumers

         We believe that products based upon our technology will enable providers of broadband services to these markets to:

         o ENHANCE THEIR OFFERING OF CONVERGENT SERVICES. We believe that deployment of our technology would permit the transmission of television, telephone and Internet access services over existing telephone lines to a large number of consumers.

         o REACH MORE CUSTOMERS. The technology could permit service providers such as telephone companies and other DSL providers to reach more customers as a result of the extended range of their data transmissions. For example, VDSL services are presently unavailable to a large number of potential residential and business class consumers that reside more than 1,000 feet at 52Mbps or 13Mbps at 4,500 feet from the central office. Similarly, while standard ADSL services have a range of 12,000 feet-18,000 feet, capacity decreases the farther the end user is from the central office.

         o LOWER COSTS BY USING EXISTING INFRASTRUCTURE. By deploying products built upon our technology, we believe that service providers will be able to reduce their technology investment and shorten the length of time it takes to recover initial capital outlay. Because our technology will increase the range of transmission over copper, providers could provide enhanced broadband services to larger markets, yet continue to utilize the existing copper infrastructure and existing technologies.

         OUR BUSINESS STRATEGY

         Our objective is to initially deploy our technology in the SME and Enterprise business markets, and to subsequently expand into the Residential market. We believe business class markets offer the nearest revenue opportunity for commercial applications of our technology because:

         o many businesses already have existing applications that require greater bandwidth,
         o businesses have demonstrated the ability and willingness to pay for premium broadband services,
         o spending by the business class markets significantly exceeds spending by the residential market, and is projected to continue to do so for the foreseeable future,
         o    residential offerings have become commoditized, and
         o the return on investment for service providers is a more attractive model (e.g., lower cost of deployment and customer acquisition vs. revenue).

         Residential broadband demand and DSL deployment is increasing rapidly, however, and we intend to deploy our technology in the Residential market as that market matures and new applications continue to drive demand for greater bandwidth.

         We believe that the most prudent strategy for deploying our technology will involve licensing, equipment sales in the form of evaluation units for field trials, and integrated circuit ("IC") sales in the form of Application Specific Integrated Circuits ("ASICs"). We intend to ultimately produce a small, inexpensive chipset design that can be mass-produced with a high degree of economic reliability. We expect to benefit from the following revenue models:

         o joint venture manufacturing relationships with equipment makers and/or chip makers;
         o    manufacture and sale of ICs; and/or
         o    licensing our IC "recipe" to chip makers.

Out of these models, we anticipate future revenues will take the form of license fees and royalty payments, development and support fees, and product sales of ASICs.

         COMPETITION

         The market for high-speed telecommunications products is highly competitive, and we expect that it will become increasingly competitive in the future. Our potential competitors consist of some of the largest, most successful domestic and international telecommunications companies, such as Texas Instruments, Inc., and other companies with well-established reputations in the broadband telecommunications industry, such as Infineon Technologies. These and our other potential competitors possess substantially greater name recognition, financial, sales and marketing, manufacturing, technical, personnel, and other resources than we have.

         We believe we will be able to compete with these companies because our products will provide advantages not otherwise available, most notably the ability to significantly increase the speed and extend the range of broadband transmission over copper telephone wire. It is therefore possible that our products will enhance the broadband solutions of some of our competitors, and that these competitors could become our customers or business partners.

         Although we believe we will be able to compete based on the special features of our products, our products will incorporate new concepts and may not be successful even if they are superior to those of our competitors. In addition to facing competition from providers of DSL-based products, our products will compete with products using other broadband technologies, such as cable modems, wireless, satellite and fiber optic telecommunications technology. Commercial acceptance of any one of these competing solutions could decrease demand for our products.

        We also face competition from new technologies that are currently under development that may result in new competitors entering the market with products that may make ours obsolete. We cannot entirely predict the competitive impact of these new technologies and competitors.

         MANUFACTURING AND SUPPLIERS

         We intend to contract with third party manufacturers to produce our products and will rely on third party suppliers to obtain the raw materials essential to our products' production. Manufacturing our products will be a complex process and we cannot assure you that we will not experience production problems or delays. Any interruption in operations could materially and adversely affect our business and operating results.

         There may be a limited number of suppliers of some of the components necessary for the manufacture of our products. The reliance on a limited number of suppliers, particularly if such suppliers are foreign, poses several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery of components. We cannot assure you that we will be able to obtain adequate supplies of raw materials. Certain key components of our products may involve long lead times, and in the event of an unanticipated increase in the demand for our products, we could be unable to manufacture certain products in a quantity sufficient to satisfy potential demand. If we cannot obtain adequate deliveries of key components, we may be unable to ship products on a timely basis. Delays in shipment could damage our relationships with customers and could harm our business and operating results.

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

OUR LEGACY FILM PRODUCTION BUSINESS

         From 1996 through February 1999, our business focused on the production and distribution of 3-D films for special venue markets, such as theme parks, amusement parks, family entertainment centers and casinos. In April 2000, we entered into a joint venture with Dana Brown, Bruce Brown, and John-Paul Beeghly to produce a feature length, surfing adventure film for mainstream theatrical release. The film has the working title "LIQUID" and is being written, produced and directed by Dana Brown, Bruce Brown and John-Paul Beeghly. LIQUID continues the tradition of Academy Award-nominated director Bruce Brown's classic surf documentary film, ENDLESS SUMMER, which is the second highest grossing documentary film of all time, and Bruce and Dana Brown's mainstream sequel, ENDLESS SUMMER 2. Bruce Brown is one of our directors. See Item 13 -- "Certain Relationships and Related Transactions."

         LIQUID features over 50 surfers from around the world. LIQUID features long-board legends, short-board pros, aerial fanatics, tow-in heroics, hydro-foil gliders, and supertanker sliders. LIQUID tells tales from local shores to far away lands -- from Wisconsin to Rapa Nui, Costa Rica to Ireland, Texas to Hawaii, Vietnam to San Onofre, Western Australia to Tahiti, and Japan to the Cortez Banks. The film is nearing completion on time and on budget and is expected to be released in the Summer of 2002.

         Under the terms of our joint venture, we agreed to finance the production of the film for up to $2,250,000. Upon its release, we will receive all revenues generated by the film until we recover 100% of our initial investment. After we recoup our investment in the venture, 50% of the net profits generated by the film will be paid to us.

OUR EMPLOYEES

         We currently have eight full-time employees and one part-time employee. We also have five independent contractors engaged in research and development. We may, from time to time, supplement our regular work force as necessary with temporary and contract personnel. None of our employees are represented by a labor union. We believe we have a good relationship with our employees.

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

         This report (including the foregoing "Business" section and the section below entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") contains forward-looking statements that involve risks and uncertainties. You should exercise extreme caution with respect to all forward looking statements contained in this report. Specifically, the following statements are forward-looking:

         o statements regarding our overall strategy for developing and deploying our technology, including, without limitation our intended markets and future projects;
         o    statements regarding our research and development efforts;
         o statements regarding the plans and objectives of our management for future operations, the production of products incorporating our technology and the size and nature of the costs we expect to incur and the people and services we may employ;
         o statements regarding the future of broadband communications and opportunities therein, our competition or regulations that may affect us;
         o    statements regarding our ability to compete with third parties;
         o any statements using the words "anticipate," "believe," "estimate," "expect," "intend," and similar words; and
         o    any statements other than historical fact.

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

ITEM 2. PROPERTIES.

         Our corporate headquarters are located at 5920 Friars Road, Suite 104, San Diego, California. This property is occupied under a five-year lease that commenced on February 1, 2000. We believe that this space will meet our needs for at least the next 12 months.

         We also lease space for our wholly-owned subsidiary, NV Technology, Inc. in Pleasanton, California. This property is located at 1024 Serpentine Lane, Pleasanton, California and includes 2,251 square feet of research and development space, which is utilized by our consultants. This property is occupied under a lease that commenced on May 4, 2001 and which was amended on September 12, 2001. The lease expires on May 31, 2004. We believe that this space will meet our needs for at least the next 12 months.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is not currently a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the three months ended October 31, 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is currently traded on the Nasdaq Stock Market's over-the-counter bulletin board (the "OTC Bulletin Board") under the trading symbol "NVEI."

         The following table shows the quarterly high and low bid prices and high and low ask prices for our common stock over the last three fiscal years, as reported on the OTC Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions. All prices have been adjusted to give effect to the 1-for-4 reverse stock split we effected in June 2000.

                                                Bid                  Ask
                                                ---                  ---

                                           High       Low       High       Low
                                           ----       ---       ----       ---
November 2000 through October 2001
    First Quarter                        $  7.38    $ 2.25    $  7.63    $ 2.63
    Second Quarter                          6.44      2.34       6.47      2.69
    Third Quarter                           3.62       .97       3.80      1.05
    Fourth Quarter                          1.50       .34       1.64       .38

November 1999 through October 2000
    First Quarter                        $  3.69    $  .63    $  4.00    $  .88
    Second Quarter                         30.88      2.69      31.00      3.25
    Third Quarter                          19.75      5.63      20.13      6.00
    Fourth Quarter                         13.56      6.88      13.69      7.25

November 1998 through October 1999
    First Quarter                        $   .07    $  .03    $   .13    $  .03
    Second Quarter                           .06       .03        .06       .03
    Third Quarter                            .22       .03        .32       .03
    Fourth Quarter                          1.08       .19       1.48       .24

HOLDERS

         As of January 17, 2002 the approximate number of record holders of our Common Stock was 770, an undetermined number of which represent more than one individual participant in securities positions with us.

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

RECENT SALES OF UNREGISTERED SECURITIES

         During our past two fiscal years, we sold unregistered securities and issued unregistered securities in consideration for services rendered and in connection with acquisitions as described in Note 9 to our audited Consolidated Financial Statements appearing in this report.

         We have disclosed sales of unregistered securities in our prior filings with the Commission, including our quarterly reports for fiscal year 2001. During the fourth quarter of 2001, we issued the following unregistered securities:

         In August 2001, we issued an aggregate of 221,966 shares of common stock to eight investors for total proceeds of $166,474.75.

         In September 2001, we issued 25,000 shares of our common stock, valued at $23,750, to Tribe Communications, as payment for services rendered.

         In October 2001, we issued the following unregistered securities:

         o an aggregate of 756,384 shares of common stock to thirteen investors for total proceeds of $207,250;
         o 100,000 shares to Carl Kruse, valued at $45,000, which were issued pursuant to the terms of a consulting agreement with New Visual; and
         o an aggregate of $615,000 principal amount of convertible promissory notes to three investors, which notes are convertible into our common stock at a conversion price of $0.40 per share, and are due and payable upon the receipt by us of certain proceeds from our motion picture currently in production.

         In addition, during November 2001, we issued 100,000 shares of common stock to Rogallo Management, valued at $66,000, as payment for services rendered. In December 2001, we issued an aggregate of $250,000 principal amount of convertible promissory notes to three investors, which notes are convertible into our common stock at a conversion price of $0.40 per share, and are due and payable upon the receipt by us of certain proceeds from our motion picture currently in production.

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

ITEM 6. SELECTED FINANCIAL DATA.

         The selected consolidated financial data set forth below for the five years in the period ended October 31, 2001 has been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                                                                 Year Ended October 31,
                                       ----------------------------------------------------------------------------
                                          2001             2000            1999            1998            1997
                                       ------------    ------------    ------------    ------------    ------------
STATEMENT OF OPERATIONS DATA:
Revenues                               $         --    $     12,200    $    129,845    $     16,696    $     61,504
Cost of sales                                    --          21,403          81,159          26,988          20,302
Selling, general and administrative
   expenses                               4,086,795       2,041,942         811,703       1,454,061       3,389,452
Total operating expenses                  9,492,584      12,301,869       2,174,360       3,128,282       5,622,299
Net loss                                (11,875,915)    (12,725,316)     (2,044,515)     (3,111,586)     (5,560,795)
Basic and diluted net loss per share           (.46)           (.59)           (.14)           (.28)           (.92)
Weighted average number of
  common shares outstanding              25,988,990      21,579,916      15,130,000      10,956,750       6,026,500

                                                                 Year Ended October 31,
                                       ----------------------------------------------------------------------------
                                          2001             2000            1999            1998            1997
                                       ------------    ------------    ------------    ------------    ------------

BALANCE SHEET DATA AT PERIOD-END:
Current assets                         $    560,109    $    247,024    $     94,294    $     23,072    $     67,931
Property, plant and equipment, net          284,896         393,787         102,530         163,391         228,768
Projects under development, net           1,912,650         638,707          32,883          60,124       1,515,563
Total assets                              2,791,297       1,432,662         335,264         251,587       1,865,081
Accounts payable and accrued
  expenses                                1,435,024         446,921         420,699         325,430         252,176
Total liabilities                         2,306,910       1,203,807         420,699         610,930         546,676
Total stockholders' equity (deficit)        484,387         228,855         (85,435)       (359,343)      1,318,405

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following discussion should be read in conjunction with our Financial Statements appearing in this report.

RESULTS OF OPERATION

COMPARISON OF THE YEAR ENDED OCTOBER 31, 2001 AND THE YEAR ENDED OCTOBER 31,
2000

         REVENUES. Revenues for the fiscal year ended October 31, 2001 were $0.00. Revenues for the fiscal year ended October 31, 2000 were approximately $12,200 due to revenue recognized from our Impact Multimedia, Inc. subsidiary.

         OPERATING EXPENSES. Operating expenses include amortization of project costs, write down of project costs, compensatory element of stock issuances, acquired in-process research and development expenses, research and development expenses, and selling, general and administrative costs. Total operating expenses decreased to approximately $9,493,000 for fiscal 2001 from $12,302,000 for fiscal 2000. The decrease was principally related to acquired in-process research and development costs associated with our fiscal 2000 acquisitions of New Wheel Technology, Inc. and Impact Multimedia, Inc., which together amounted to $6,050,000 in fiscal 2000. We had no such charge during 2001. This reduction was offset by increases from 2000 to 2001 in the compensatory element of stock issuances and selling, general and administrative expenses. Compensatory element of stock issuances and selling, general and administrative expenses over these periods increased by approximately $300,000 and $2,045,000, respectively, due to increases in technology development activities and administrative infrastructure.

         The acquired in-process research and development costs in fiscal 2000 were associated with the acquisitions of New Wheel Technology and Impact Multimedia, and represent the value of the common stock issued in connection with the acquisitions. The acquisition of Impact Multimedia was in exchange for 12,500 shares of common stock valued at $50,000. The acquisition of New Wheel Technology included 3,000,000 shares of restricted common stock, valued at $6,000,000.

         OTHER EXPENSES. Other expenses increased from approximately $436,000 in fiscal 2000 to approximately $2,383,000 in fiscal 2001. The increase was principally related to amortization of unearned financing costs of approximately $2,046,000 associated with a financing arrangement. Interest expense increased from approximately $19,000 in fiscal 2000 to approximately $337,000 in fiscal 2001, resulting primarily from interest obligations associated with convertible notes payable transactions during fiscal 2001.

COMPARISON OF THE YEAR ENDED OCTOBER 31, 2000 AND THE YEAR ENDED OCTOBER 31,
1999

         REVENUES. Revenues for the fiscal year ended October 31, 2000 were approximately $12,200, and were derived from our Impact Multimedia, Inc. subsidiary. Revenues for the fiscal year ended October 31, 1999 were approximately $130,000, due to revenue from film and video library productions.

         OPERATING EXPENSES. Total operating expenses increased to approximately $12,301,000 for fiscal 2000, from $2,174,000 for fiscal 1999. The compensatory element of stock issuances increased from approximately $1,106,000 in fiscal 1999 to $3,259,000 in fiscal 2000. Selling, general and administrative expenses increased from approximately $812,000 in fiscal 1999 to approximately $2,042,000 in fiscal 2000. Both of these increases resulted from significant increases in technology development activities and increases in administrative infrastructure. In fiscal 2000, the Company realized a $6,050,000 charge to earnings for acquired in-process research and development costs connected with its acquisition of New Wheel Technology, Inc. Research and development costs amounted to approximately $815,000 for 2000 as compared to $0.00 in 1999.

         The acquired in-process research and development costs in fiscal 2000 were associated with the acquisitions of New Wheel and Impact Multimedia, and represent the value of the common stock issued in connection with the acquisitions. The acquisition of Impact Multimedia was in exchange for 12,500 shares of common stock valued at $50,000. The acquisition of New Wheel included 3,000,000 shares of restricted common stock, valued at $6,000,000.

         OTHER EXPENSES. Other expenses increased from $0.00 in fiscal 1999 to approximately $436,000 in fiscal 2000. In fiscal 2000 other expenses included interest expense of approximately $19,000 and amortization of unearned financing costs of approximately $417,000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was approximately $5,519,000 in fiscal 2001, $3,556,000 in fiscal 2000 and $800,000 in fiscal 1999. We had approximately $295,000 in cash at October 31, 2001.

         Our operations over the last three years have been financed principally through private sales of common stock, loans and the issuance of convertible notes. Net proceeds from financing activities amounted to approximately $5,642,000 in fiscal 2001, $4,071,000 in fiscal 2000 and $863,000 in fiscal
1999. In fiscal 2001 and fiscal 2000, proceeds from the exercise of options and warrants amounted to $100,000 and $165,000, respectively.

         Stock was issued in payment of expenses amounting to approximately $3,559,000 in fiscal 2001, $3,259,000 in fiscal 2000 and $1,106,000 in fiscal
1999. In addition, stock valued at $1,000,000 was issued in connection with a litigation settlement in fiscal 2001.

         In April 2000, we entered into a joint venture production agreement to produce a feature length film for theatrical distribution. Under the agreement, we are providing the funding for the production in the amount of $2,250,000 and, in exchange, will receive a 50% share in all net profits from worldwide distribution and merchandising. Prior to that division of net profits, we are entitled to recover funds equal to our initial investment of up to $2,250,000. As of October 31, 2001, we had funded approximately $1,913,000 of the production costs towards this project. The film is nearing completion and is expected to be released in the summer of 2002.

         In October 2001, we raised a total of $615,000 through the issuance of convertible promissory notes. We agreed to pay the principal and an amount equal to 50% of the principal if we reach certain milestones from the distribution of our feature length film currently in production. The promissory notes are convertible at any time, in whole or in part, into shares of our common stock at a conversion price of $0.40 per share. In December 2001, we raised an additional $250,000 through the issuance of convertible notes on these terms.

        In June 2000, we entered into five credit facilities, pursuant to which we borrowed $756,886. We repaid $500,000 of these borrowings during fiscal 2001. The remaining principal and interest at 6% per annum will be due in June 2003.

         Research and development expenses related to the operations of our NV Technology subsidiary totaled $839,000 for fiscal 2001 and $815,000 for 2000.

         Management believes funds on hand and available sources of financing will enable us to meet our liquidity needs for at least the next three months. We need to raise additional cash, however, in order to continue to meet our liquidity needs, satisfy our proposed business plan and expand our operations. Management is presently investigating potential financing transactions that management believes can provide additional cash for our operations and be profitable in both the short and long-term. Management also intends to attempt to raise funds through private sales of our common stock and borrowings. Although management believes these efforts will enable us to meet our liquidity needs in the future, there can be no assurance that these efforts will be successful.

GOING CONCERN CONSIDERATION

         We have continued losses in each of our years of operation, negative cash flow and liquidity problems. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

         We have been able to continue based upon our receipt of funds from the issuance of equity securities and borrowings, and by acquiring assets or paying expenses by issuing stock. Our continued existence is dependent upon our continued ability to raise funds through the issuance of our securities or borrowings, and our ability to acquire assets or satisfy liabilities by the issuance of stock. Management's plans in this regard are to obtain other debt and equity financing until profitable operation and positive cash flow are achieved and maintained. Although management believes, based on the fact that it raised approximately $8,576,000 through sales of common stock and $1,372,000 from borrowings in the last two fiscal years, that it will be able to secure suitable additional financing for the company's operations, there can be no guarantee that such financing will continue to be available on reasonable terms, or at all.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board recently issued FASB 139, which requires that all producers or distributors that own or hold rights to distribute or exploit films follow the guidance in AICPA Statement of Position 00-2, "Accounting by Producers or Distributors of Films." FASB 139 shall be effective for financial statements for fiscal years beginning after December 15, 2000.

SOP-002 requires that film costs be capitalized and reported as a separate asset on the balance sheet. Film costs include all direct negative costs incurred in the production of a film, as well as allocations of production overhead and capitalized interest. Direct negative costs include cost of scenario, story, compensation of cast, directors, producers, writers, extras and staff, cost of set construction, wardrobe, accessories, sound synchronization, rental of facilities on location and post production costs. SOP-002 also requires that film costs be amortized and participation costs accrued, using the individual-film-forecast-method-computation method, which amortizes or accrues such costs in the same ratio that the current period actual revenue (numerator) bears to the estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year (denominator).

In addition, SOP-002 also requires that if an event or change in circumstances indicates that an entity should assess whether the fair value of a film is less than its unamortized film costs, then an entity should determine the fair value of the film and write off to the statement of operations the amount by which the unamortized capital costs exceeds the firm's fair value. The Company expects to adopt the new standard effective November 1, 2002, and is evaluating the effect that it may have on its consolidated results of operations and financial position.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The provisions of SFAS 141 have been adopted as of July 1, 2001. The adoption of SFAS 141 has not changed the method of accounting used in previous business combinations initiated prior to July 1, 2001.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 (SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. Management's believes that the implementation of this standard will have no impact on the Company's results of operations and financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. Management believes that the implementation of this standard will have no impact on the Company's results of operations and financial position.

RISKS ASSOCIATED WITH OUR BUSINESS

         WE HAVE A LIMITED OPERATING HISTORY IN THE TELECOMMUNICATIONS INDUSTRY.

         We did not begin the telecommunications business conducted through our NV Technology, Inc. subsidiary until February 2000. Since that time, we have been engaged principally in completing the development and testing of our proprietary broadband technology and developing our plan of operation. As a result, we have a limited operating history as a telecommunications company that you can use to evaluate our prospects. Our prospects must therefore be considered in light of the risks, uncertainties, expenses, delays and difficulties usually associated with a new business.

         WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT.

         Since inception, we have incurred significant operating losses. We incurred operating losses of $9,493,000, $12,290,000 and $2,044,515 for the years ending October 31, 2001, 2000 and 1999, respectively. As of October 31, 2001, we had an accumulated deficit of $36,901,000. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect to expend substantial financial resources on research and development, engineering, manufacturing, marketing, sales and administration as we continue to develop and begin to deploy our products. These expenditures will necessarily precede the realization of substantial revenues from sales of our products, which may result in future operating losses.

         WE WILL NEED ADDITIONAL CAPITAL FINANCING IN THE FUTURE.

         We anticipate that our available sources of financing will be sufficient to fund our current level of operations and capital requirements for at least the next three months. Thereafter, implementation of our business plan, or acceleration of such implementation, is likely to require funds not currently available to us. We also may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing. We also may not be able to accelerate the development and deployment of our products, respond to competitive pressures, develop or enhance our products or take advantage of unanticipated acquisition opportunities.

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

         We will rely on patent protection, as well as a combination of copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions, to protect our proprietary rights, but these legal means afford only limited protection. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries may not protect our proprietary rights as fully as do the laws of the United States. If we litigated to enforce our rights, it would be expensive, divert management resources and may not be adequate to protect our intellectual property rights.

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

         OUR MARKET IS HIGHLY COMPETITIVE AND OUR PRODUCTS, TECHNOLOGY AND BUSINESS MAY NOT BE ABLE TO COMPETE EFFECTIVELY WITH OTHER PRODUCTS OR TECHNOLOGIES.

        The market for high-speed telecommunications products is highly competitive, and we expect that it will become increasingly competitive in the future. Our potential competitors possess substantially greater name recognition, financial, sales and marketing, manufacturing, technical, personnel, and other resources than we have. We will compete with numerous companies with well-established reputations in the broadband telecommunications industry, such as Texas Instruments, Inc. and Infineon Technologies. Although we believe we will be able to compete based on the special features of our products, our products incorporate new concepts and may not be successful even if they are superior to those of our competitors.

         In addition to facing competition from providers of xDSL-based products, our products will compete with products using other broadband technologies, such as cable modems, wireless, satellite and fiber optic telecommunications technology. Commercial acceptance of any one of these competing solutions could decrease demand for our products.

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

         WE WILL DEPEND ON OUTSIDE MANUFACTURING SOURCES AND SUPPLIERS.

         Upon completion of our technology, we may contract with third party manufacturers to produce our products and we will depend on third party suppliers to obtain the raw materials necessary for the production of our products. We do not know what type of contracts we will have with such third party manufacturers and suppliers. In the event we outsource the manufacture of our products, we will have limited control over the actual production process. Moreover, difficulties encountered by any one of our third party manufacturers, which result in product defects, delayed or reduced product shipments, cost overruns or our inability to fill orders on a timely basis, could have an adverse impact on our business. Even a short-term disruption in our relationship with third party manufacturers or suppliers could have a material adverse effect on our operations. We do not intend to maintain an inventory of sufficient size to protect ourselves for any significant period of time against supply interruptions, particularly if we are required to obtain alternative sources of supply.

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

         BECAUSE WE ARE SUBJECT TO SEC REGULATIONS RELATING TO LOW-PRICED STOCKS, THE MARKET FOR OUR COMMON STOCK COULD BE ADVERSELY EFFECTED.

         The Securities and Exchange Commission has adopted regulations concerning low-priced (or "penny") stocks. The regulations generally define "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our shares continue to be offered at a market price less than $5.00 per share, and do not qualify for any exemption from the penny stock regulations, our shares will continue to be subject to these additional regulations relating to low-priced stocks.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We do not currently have any indebtedness or income from foreign sources that would subject us to market risk. We do not engage in commodity futures trading or hedging activities and do not participate in derivative financial instrument transactions for trading or other speculative purposes. In addition, we do not engage in interest rate swap transactions that could expose us to market risk. However, to the extent that changes in interest rates and currency exchange rates affect general economic conditions, we may be affected by such changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Our audited Consolidated Financial Statements as of and for the years ended October 31, 2001 and 2000 are included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

         The individuals who serve as our executive officers and directors are:

NAME                        AGE       POSITION(S) HELD
----                        ---       ----------------
Ray Willenberg, Jr.         50        President, Chief Executive Officer and
                                      Chairman of the Board
C. Rich Wilson III          33        Vice President, Secretary and Director
John Howell                 56        Executive Vice President and Director
Thomas J. Sweeney           51        Chief Financial Officer
Ivan Berkowitz              55        Director(1)
Lilly Beter                 67        Director (1)
Bruce Brown                 64        Director
Celso B. Suarez, Jr.        45        Director (1)
--------------

(1)     Member of the Audit Committee and the Compensation Committee.

         RAY WILLENBERG, JR. Mr. Willenberg has served as our President, Chief Executive Officer and Chairman of the Board since April 1997, and was elected a director in October 1996. Mr. Willenberg joined us as Vice President and Corporate Secretary in 1996. From 1972 to 1995, Mr. Willenberg was Chief Executive Officer of Mesa Mortgage Company in San Diego, California.

         C. RICH WILSON III. Mr. Wilson has served as Vice President, Secretary and a member of our Board of Directors since April 2000. He was recently invited to sit on the City of San Diego's Internet and Technology Committee, which collaborates with regional technology leaders in the growth of San Diego's technology sector. From July 1995 until 1999, Mr. Wilson served as an employee or independent contractor of New Visual, providing marketing, sales and business development services. Since June 1998, Mr. Wilson has also served as the President of Impact Pictures, Inc., which we acquired in December of 1999 and now operates as one of our wholly-owned subsidiaries under the name Impact Multimedia, Inc. In addition to serving as our Vice President and corporate Secretary, Mr. Wilson is Vice President of Marketing for our wholly-owned subsidiary, NV Technology, Inc., where he is responsible for technical research and marketing, strategic alliances and business development. From March 1993 through July 1995, Mr. Wilson was National Marketing Manager for Spevco, Inc., a special events marketing firm. Mr. Wilson holds a B.A. in English from the University of North Carolina at Charlotte.

         JOHN HOWELL. Mr. Howell has served as a member of our Board of Directors since April 2000 and as our Executive Vice President since July 2000. Mr. Howell also serves on the Board of Directors of Legends of the Faith, Inc., a manufacturer and distributor of Christian gift products. From January 1998 until October 1998, Mr. Howell served as Vice President of TeraGLOBAL Communications Corp., a manufacturer of hardware for the convergence of voice, video and data. From 1997 to 1998, Mr. Howell was Chief Executive Officer of EVERSYS Corporation, a manufacturer of computer equipment. From 1993 to 1996, Mr. Howell served as Chief Executive Officer of Polar Bear Station No. 1, Inc., an operator of sport fishing boats that did business under the name "Paradise Sport Fishing." Mr. Howell has a B.S. in Aerospace Engineering from Oregon State University.

         THOMAS J. SWEENEY. Mr. Sweeney has served as our Chief Financial Officer since April 2001. He holds a B.B.A. in Accounting and a M.B.A. from The University of Texas at Austin. He is also a Certified Public Accountant licensed in the state of Texas. Since July of 2000, Mr. Sweeney has been a partner in Tatum CFO Partners LLP. From November 2000 through March 2001 he served as Chief Financial Officer of Mitchell International, a provider of data and software for the insurance and automotive collision repair industries. During 2000, Mr. Sweeney served as Chief Financial Officer of Edapta, Inc. an Internet startup company providing personalized graphical user interfaces for special applications. From February 1994 through 1999, Mr. Sweeney served as Chief Financial Officer of Coral Biotechnology, Inc., a company that he co-founded, which manufactures and sells a line of automated diagnostics products to the clinical laboratory market.

         IVAN BERKOWITZ. Mr. Berkowitz has served as a member of our Board of Directors since August 2000 and was named Vice Chairman of the Board in June 2001. Since 1993, Mr. Berkowitz has served as the managing general partner of Steib & Company, a privately held New York-based investment company. Currently, Mr. Berkowitz serves on the Board of Directors of the following public companies: ConnectivCorp, a deep content provider that facilitates online connections between consumers and health-oriented companies and NetCurrents, Inc., an Internet intelligence company. Since 1989, Mr. Berkowitz has served as President of Great Court Holdings Corporation, a privately held New York-based investment company. Mr. Berkowitz holds a B.A. from Brooklyn College, an MBA from Baruch College, City University of New York, and a Ph.D. in International Law from Cambridge University. He is Chairman of the Audit Committee and a member of the Compensation Committee of our Board of Directors.

         LILLY BETER. Ms. Beter has served as a member of our Board of Directors since May 2000. For at least the five years prior to her retirement in June 1999, Ms. Beter was President of Lilly Beter Capital Group, Ltd., a financial advisory firm with offices in Washington, D.C., New York, California, Florida, Minnesota, Illinois, Gibraltar, and the Turks and Caicos Islands (British West Indies). Ms. Beter is no longer an officer or employee of Lilly Beter Capital Group, Ltd. and holds no economic interest in the firm. Ms. Beter is a member of the American League of Lobbyists and the American Arbitration Association. She is a member of the Audit and Compensation Committees of the Board of Directors of New Visual. Ms. Beter is also a director of SATX, Inc., an operator of inmate telephone systems and developer of GPS-based tracking, locating and control products, and USIP.com, Inc., an owner and operator of privately-owned public payphones.

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

         CELSO B. SUAREZ, JR. Mr. Suarez has served as a member of our Board of Directors since May 2000. Since October 1999, Mr. Suarez has been a practicing attorney in Houston, Texas. From March 1999 to September 1999, Mr. Suarez was Assistant General Counsel of OCS, Inc., a manufacturer of waste processing plants. From January 1997 to March 1999, Mr. Suarez served as Assistant General Counsel and as a director of ZEROS USA, Inc., a licensor of energy-efficient waste processing systems and equipment. From 1987 to 1997, Mr. Suarez was engaged in the private practice of law in Houston, Texas. Mr. Suarez earned his B.A. in Cultural Anthropology from the University of Houston and a J.D. from Drake University College of Law. He is Chairman of the Compensation Committee and a member of the Audit Committee of our Board of Directors. Mr. Suarez is also a director and secretary of SATX, Inc., an operator of inmate telephone systems and developer of GPS-based tracking, locating and control products, and a director of 3eee, Inc., a telecommunications company.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission (the "SEC") an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2001, or written representations from certain reporting persons, we believe the following persons filed late Form 5's for fiscal year 2001: Ivan Berkowitz, Lilly Beter, Bruce Brown, Celso B. Suarez, Jr., C. Rich Wilson III and Ray Willenberg, Jr. Each of these late Form 5's reported a single transaction, with the exception of Mr. Berkowitz's Form 5, which reported two transactions. In addition, Thomas J. Sweeney, who joined us as Chief Financial Officer in April of 2001, filed a late Form 3. Finally, John Howell filed a Form 4 during fiscal year 2001 reporting six transactions, one of which should have been reported earlier.

ITEM 11. EXECUTIVE COMPENSATION.

         For services rendered during the fiscal year ended October 31, 2001, four executive officers received cash compensation in excess of $100,000. The following table sets forth information regarding all annual cash compensation paid to such individuals, including our Chief Executive Officer, for the fiscal years ended October 31, 1999, 2000 and 2001.

                               SUMMARY COMPENSATION TABLE
                                                                             SECURITIES
                                                               OTHER ANNUAL  UNDERLYING
NAME AND PRINCIPAL POSITION(S)   YEAR      SALARY       BONUS  COMPENSATION  OPTIONS (#)
------------------------------   ----      ------       -----  ------------  -----------
Ray Willenberg, Jr.,              2001   $229,167   $     --   $     --        20,000
Chairman of the Board,            2000    190,417         --    112,500(1)    750,000
  Chief Executive Officer,        1999     62,500         --    127,500(2)         --
  and President

C. Rich Wilson III                2001    149,580         --         --        20,000
  Vice President, Secretary and   2000     62,500         --         --       125,000
  Director                        1999         --         --         --            --

Allan Blevins (3)                 2001    156,575         --         --            --
Chief Operating Officer           2000    148,933     12,500         --            --
                                  1999         --         --         --            --

Michael Shepperd (4)              2001    156,575         --         --            --
Chief Technology Officer          2000    148,933     12,500         --            --
                                  1999         --         --         --            --

-----------------------

(1) Represents the issuance to Mr. Willenberg in November 1999 of 562,500 shares of common stock valued at $0.20 per share.
(2) Represents the issuance to Mr. Willenberg of 796,875 shares of common stock valued at $0.16 per share.
(3) Mr. Blevins' employment with us began in February 2000 and ended in August 2001.
(4) Mr. Shepperd's employment with us began in February 2000 and ended in August 2001.

         In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits has been omitted for the named executive officers because the aggregate amount of these perquisites and other personal benefits was less than the lesser of $50,000 or 10% of annual salary and bonuses for the named executive officers.

         STOCK OPTIONS GRANTED DURING THE YEAR ENDED OCTOBER 31, 2001. Ray Willenberg, Jr. and C. Rich Wilson III were each granted stock options to purchase 20,000 shares of our common stock at an exercise price of $3.92 per share. Of the options granted to Mssrs. Willenberg and Wilson, 12,500 vested immediately and the remainder vest annually over three years in installments of 2,500 shares. The options expire on March 5, 2011. The shares underlying the stock options are registered under our 2000 Omnibus Securities Plan. The following table sets forth information with respect to the stock options granted in the last fiscal year to the persons set forth in the Summary Compensation Table (the "named executive officers").


                             OPTION GRANTS IN THE LAST FISCAL YEAR

                         NUMBER OF
                         SECURITIES   PERCENT OF TOTAL
                         UNDERLYING  OPTIONS GRANTED TO    EXERCISE OR             GRANT DATE
                          OPTIONS        EMPLOYEES IN      BASE PRICE   EXPIRATION   PRESENT
NAME                     GRANTED (#)      FISCAL YEAR       ($/SHARE)      DATE      VALUE(1)
----                     -----------      -----------       ---------      ----      --------

Ray Willenberg, Jr         20,000            21.97%         $   3.92      3/5/11     $75,600
C. Rich Wilson III         20,000            21.97%         $   3.92      3/5/11      75,600
Allan Blevins                  --               --                --       --             --
Michael Shepperd               --               --                --       --             --



(1) In accordance with the Securities and Exchange Commission Rules, the Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in this table. New Visual's use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. The following assumptions were made for purposes of calculating the grant date present value for the options granted: expected life of this option of three years, volatility at 33.0%, dividend yield of 0.0% and discount rate of 5.5%.

         YEAR-END OPTION VALUES. The named executive officers did not exercise any stock options during the year ended October 31, 2001. The following table sets forth information concerning the value of unexercised options as of October 31, 2001 held by the named executive officers.

                                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                        AND FISCAL YEAR-END OPTION VALUES

                                                       NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                      UNDERLYING UNEXERCISED               IN-THE-MONEY
                                                       OPTIONS AT FY-END (#)            OPTIONS AT FY-END
                                                    ----------------------------    ---------------------------
                    ACQUIRED ON       VALUE
NAME                 EXERCISE (#)   REALIZED ($)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERISABLE
----                 ------------   ------------    -----------    -------------    -----------    ------------
Ray Willenberg, Jr.      --             --            387,500         382,500           $0              $0
C. Rich Wilson III       --             --             75,000          70,000            0               0
Allan Blevins            --             --               --              --             --              --
Michael Shepperd         --             --               --              --             --              --

COMPENSATION OF DIRECTORS

         Each outside director is paid $2,000 for each meeting of our Board of Directors attended and for each committee meeting attended. In addition, we have granted stock and stock options to the directors to compensate them for their services. Our directors are eligible to receive stock option grants under our 2000 Omnibus Securities Plan and our 2001 Stock Incentive Plan. During fiscal 2001, we granted 10,000 options to acquire common stock under our 2000 Omnibus Securities Plan to each of Lilly Beter, Bruce Brown and Celso B. Suarez, Jr. for their services as directors. All of the options, which have an exercise price of $3.92, vested immediately. We also granted 20,000 options to acquire common stock under our 2000 Omnibus Securities Plan to each of Ray Willenberg, Jr., C. Rich Wilson III and John Howell for their respective services as directors. Of the options granted to Messrs. Willenberg and Wilson, 12,500 vested immediately and the remainder vest annually over three years in installments of 2,500 shares. Of the options granted to Mr. Howell, 5,000 vested immediately and the remainder vest annually over three years in installments of 5,000 shares. These options also have an exercise price of $3.92. Lastly, in consideration for his services to the Board, we issued to Ivan Berkowitz 260,000 options to acquire shares of common stock under our 2000 Omnibus Securities Plan and granted to Mr. Berkowitz 500,000 unregistered shares of our common stock. Mr. Berkowitz's options have an exercise price of $3.92 and were fully vested on the date of grant. Mr. Berkowitz also receives $2,000 per week for his service as our Vice Chairman. All of the options granted during 2001 to our directors expire on March 5, 2011. We reimburse our directors for reasonable expenses incurred in traveling to and from board meetings (or a committee thereof).

EMPLOYMENT AGREEMENT WITH RAY WILLENBERG, JR.

         On February 11, 2000, we entered into an employment agreement with Ray Willenberg, Jr. to serve as our Chief Executive Officer. The agreement became effective April 1, 2000, is effective through April 1, 2003, and will automatically renew for successive one-year periods unless either Mr. Willenberg or New Visual gives written notice of termination at least 60 days prior to the expiration date of the agreement. Under the agreement, Mr. Willenberg receives a base salary of $250,000 per year plus an annual increase of $50,000 effective each April 1st. Mr. Willenberg agreed to forego this increase in 2001. Mr. Willenberg is also eligible to receive other salary increases and bonus awards at the discretion of the board.

         Mr. Willenberg may be terminated by us at any time for "cause," as defined in the agreement. In the event Mr. Willenberg is terminated "without cause" or leaves New Visual for "good reason," each as defined in the agreement, then Mr. Willenberg will receive a severance payment equal to his salary for the lesser of the remainder of his term of employment or two years.

         If Mr. Willenberg is terminated without cause or with good reason within one year after a "change of control," as defined in the agreement, then Mr. Willenberg will receive a severance payment equal to two times the sum of his salary in effect at the time of his termination plus any annual bonus he would have received for such period.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         There are no compensation committee interlocks between the members of our Compensation Committee and any other entity. At present, Lilly Beter, Celso
B. Suarez, Jr. and Ivan Berkowitz are the members of the Compensation Committee. None of the members of the Board's Compensation Committee (a) was an officer or employee of ours or any of our subsidiaries during the last fiscal year; (b) was formerly an officer of ours or any of our subsidiaries; or (c) had any relationship with us or any of our subsidiaries requiring disclosure under Item 404 of Regulation S-K.

COMPENSATION COMMITTEE REPORT

         The Compensation Committee of the Board of Directors consists of Lilly Beter, Ivan Berkowitz and Celso B. Suarez, Jr., none of whom are employees or officers of New Visual. Mr. Suarez serves as the Committee's Chairman. The Committee sets the policy and administers New Visual's cash and equity incentive programs for the purpose of attracting and retaining skilled executives who will promote New Visual's business goals and build stockholder value. The Committee is also responsible for reviewing and making recommendations to the Board regarding all forms of compensation to be provided to the Company's named executive officers, including stock compensation and bonuses.

COMPENSATION PHILOSOPHY AND POLICIES

        The policy of the Committee is to attract and retain key personnel through the payment of competitive base salaries and to encourage and reward performance through bonuses and stock ownership. The Committee's objectives are to ensure that:

         o there is an appropriate relationship between executive compensation and the creation of stockholder value;

         o the total compensation program will motivate, retain and attract quality executives; and

         o current cash and equity incentives are competitive with comparable companies.

         ELEMENTS OF COMPENSATION

         Compensation for officers and key executives includes:

         o    Annual cash compensation in the form of base salary;

         o    Discretionary bonuses;

         o    Equity elements through the issuance of stock and stock options;
              and

         o    Employee benefits, such as health insurance.

         Salary and Bonus
         ----------------

         Cash compensation consists of base salary, which is determined based upon the level of responsibility, expertise and experience of the executive and the competitive conditions of the industry.

         Equity Elements
         ---------------

         Ownership of New Visual's common stock is a key element of executive compensation. The Committee believes that a significant portion of executive compensation should be dependent upon the value created for the stockholders. Officers and other employees of New Visual are eligible to participate in the Company's 2000 Omnibus Securities Plan, as well as its 2001 Stock Incentive Plan. These plans allow the Board or the Committee to grant stock options to employees on such terms as the Board or the Committee may determine. In addition, employees may be granted stock awards or stock options outside of these plans. In fiscal year 2001, the Board of Directors granted a total of 60,000 options to key executives of the Company with an exercise price of $3.92, the fair market value of our common stock on the grant date.

         Benefits
         --------

         Executive officers also receive benefits generally available to all employees of the Company (such as health insurance). Our executive officers receive only the benefits that are available to all of New Visual's employees.

2001 COMPENSATION FOR THE CHIEF EXECUTIVE OFFICER

         The Company's Chief Executive Officer, Ray Willenberg, Jr., entered into an employment agreement with the Company in 2000, which provides for a base salary of $250,000 in 2000, and annual increases to this base of $50,000 per year. Mr. Willenberg's employment agreement also provides that the Board of Directors may grant to Mr. Willenberg a bonus for each year of his employment under the employment agreement. In light of the Company's financial condition and results of operations, the Committee determined not to grant cash bonuses to any of the named executive officers, including Mr. Willenberg, for 2001, and asked Mr. Willenberg to forego the $50,000 annual pay increase provided for in his employment agreement. Mr. Willenberg agreed to forego his pay increase for 2001. Options to purchase 20,000 shares of our common stock were granted to Mr. Willenberg by the entire Board of Directors in March 2001 with an exercise price of $3.92 per share, which represented the market price of the Company's common stock on the date of grant.

Lilly Beter              Ivan Berkowitz           Celso B. Suarez, Jr., Chairman

STOCK PERFORMANCE GRAPH

         The graph below compares the cumulative total shareholder return on New Visual Entertainment's common stock for the period commencing on October 31, 1997 through October 31, 2001 with the cumulative total return of the S&P Small Cap 600 Index, the Russell 2000 Index, and the Wilshire 5000 Index over the same time period. Assuming that the value of the investment in our common stock and each index was $100 on October 31, 1997, and that all dividends were reinvested, the graph compares our cumulative total return with each of these referent indices plotted on an annual basis.).

                                           Cumulative Total Return
                            ----------------------------------------------------
                                10/31/97  10/31/98  10/31/99  10/31/00  10/31/01
          NVEI                    100        24       258       798        57
          S&P SMALL CAP 600       100        88        98       122       113
          WILSHIRE 5000           100       113       156       150       111
          RUSSELL 2000            100        84       109       126        92

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information, as of January 17, 2002 concerning all persons known by us to own beneficially more than 5% of our common stock and concerning shares beneficially owned by each director and executive officer and by all directors and executive officers as a group. Unless expressly indicated otherwise, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned. The address for each of our executive officers and directors is 5920 Friars Road, Suite 104, San Diego, CA 92108.

         In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and common stock purchase warrants within 60 days of January 17, 2002. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. The address of each executive officer and director is c/o New Visual Corporation, 5920 Friars Road, Suite 104, San Diego, California 92108. We have calculated the percentages of shares beneficially owned based on 31,395,789 shares of common stock outstanding at January 17, 2002.

                                                SHARES BENEFICIALLY OWNED (1)
                                          --------------------------------------
          PERSON OR GROUP                      NUMBER            PERCENT (2)
---------------------------------------   -----------------   ------------------
Ray Willenberg, Jr. ...................      1,975,780 (3)          6.18%
C. Rich Wilson III ....................        170,150 (4)             *
Lilly Beter ...........................         10,000 (5)             *
John Howell ...........................        172,650 (6)             *
Celso B. Suarez, Jr. ..................         22,500 (7)             *
Bruce Brown ...........................         25,250 (8)             *
Ivan Berkowitz ........................        910,000 (9)          2.86%
Allan Blevins .........................      1,500,000 (10)         4.78%
Michael Shepperd ......................      1,500,000 (11)         4.78%
All named executive officers and
  directors as a group (9 persons) ....      6,299,305 (12)        19.28%
Advisor Associates, Inc. .............       2,000,000 (13)         5.99%
----------------
*      Less than 1%.
(1) Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.
(2) Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days. The number of shares shown includes outstanding shares of common stock owned as of January 17, 2002 by the person indicated and shares underlying options owned by such person on January 17, 2002 that were exercisable within 60 days of that date. Our total issued and outstanding stock as of January 17, 2002 was 31,395,789 shares.
(3)    Includes options to purchase 577,500 shares of common stock.
(4)    Includes options to purchase 108,750 shares of common stock.
(5)    Includes options to purchase 10,000 shares of common stock.
(6)    Includes options to purchase 152,500 shares of common stock.
(7)    Includes options to purchase 10,000 shares of common stock.
(8)    Includes options to purchase 10,000 shares of common stock.
(9)    Includes options to purchase 410,000 shares of common stock
(10)   Mr. Blevins' address is 1207 Soda Canyon Road, Napa, CA 94558.
(11)   Mr. Shepperd's address is 624 Oriole Ave, Livermore, CA 94550.
(12)   Includes options to purchase 1,278,750 shares of common stock.
(13) The address of Advisor Associates, Inc. is 1575 45th Street, Brooklyn, NY 11219. Includes warrants to purchase 2,000,000 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         OPTION AND STOCK GRANTS TO DIRECTORS. On March 5, 2001, we issued to our directors options to acquire an aggregate of 350,000 shares of our common stock at an exercise price of $3.92. The options were all granted under our 2000 Omnibus Securities Plan. In June 2001, we granted our current Vice Chairman, Ivan Berkowitz, 500,000 restricted shares of our common stock. See Item 11 "Compensation of Directors."

         JOHN HOWELL. In January 2002, we entered into an employment agreement with John Howell to serve as our Executive Vice President. The agreement became effective January 1, 2002 and is for a one year term. Under the agreement, Mr. Howell receives an annual base salary of $125,000 per year.

         In September 2001 and January 2002, we issued promissory notes to Mr. Howell (the "Howell Notes"), whereby Mr. Howell agreed to pay us a total of $160,214.72. The Howell Notes are payable on demand; however, pursuant to the terms of Mr. Howell's employment agreement, as an annual bonus, one-fourth of the principal and accrued interest owed on the Howell Notes will be forgiven on each anniversary of Mr. Howell's employment under the employment agreement. Pursuant to the employment agreement, Mr. Howell may be terminated by us at any time for "cause," as defined in the agreement. In the event Mr. Howell is terminated for "cause," leaves for "good reason," or is terminated as a result of a "Change in Control," each as defined in the agreement, any amounts owed by Mr. Howell under the Howell Note will be forgiven by New Visual. In the event Mr. Howell is terminated or leaves our employment for any other reason, the Howell Note will be due and payable in full, upon demand.


                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits
        --------

Exhibit No.                   Description

2.1 Agreement and Plan of Merger by and among New Visual Entertainment, Inc., Astounding Acquisition Corp. and Allan Blevins, Michael Shepperd and New Wheel Technology, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on February 14, 2000).

3.1    Restated Articles of Incorporation (incorporated by reference to Exhibit
       3.1 of the Company's Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 1999 (the "1999 10- KSB/A").

3.2 Articles of Amendment to the Articles of Incorporation of New Visual Entertainment, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the period ended July 31, 2001).

3.3    Bylaws, as amended.*

4.1 Specimen Stock Certificate (incorporated by reference to Exhibit 3.1 of the 1999 10-KSB/A).

4.2 Rights Agreement by and between New Visual Entertainment, Inc. and First Union National Bank, dated August 9, 2000 (incorporated by reference to
       Exhibit 4.2 of the 1999 10-KSB/A).

10.1 Employment Agreement by and between New Visual Entertainment, Inc. and Ray Willenberg, Jr. dated February 11, 2000 (incorporated by reference to
       Exhibit 10.3 of the Company's 2000 10- KSB).

10.2 Agreement to Produce Film, dated April 9, 2000 between New Visual Entertainment, Inc., Bruce Brown, Dana Brown and John-Paul Beeghly (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-KSB for the period ended October 31, 2000 (the "2000 10-KSB")).

10.3 2000 Omnibus Securities Plan of New Visual Entertainment, Inc. (incorporated by reference to Appendix A of the Company's definitive Proxy Statement filed with the Commission on May 2, 2000).

10.4 Client Services Agreement by and between New Visual Entertainment, Inc. and Continental Capital & Equity Corporation, dated June 7, 2000 (incorporated by reference to Exhibit 10.1 of the July 2000 10-QSB).

10.5 Form of Credit Agreement dated June 29, 2000 by the Company and each of the following trusts: Epics Events Trust, Ltd.; Exodus Systems Trust, Ltd.; Prospect Development Trust, Ltd.; Pearl Street Investments Trust, Ltd.; and Riviera Bay Holdings Trust, Ltd. (incorporated by reference to
       Exhibit 10.3 of the Company's Report on Form 10-Q for the period ended July 31, 2000 (the "July 2000 10-QSB").

10.6 Form of Amendment to Credit Agreement dated November 13, 2000 by New Visual Entertainment, Inc. and each of the following trusts: Epic Events Trust, Ltd.; Exodus Systems Trust, Ltd.; Prospect Development Trust, Ltd.; Pearl Street Investments Trust, Ltd.; and Riviera Bay Holdings Trust (incorporated by reference to Exhibit 10.9 of the Company's 2000 10-KSB).

10.7 Securities Purchase Agreement dated November 17, 2000 by and among New Visual Entertainment, Inc., Lilly Beter Capital Group, Ltd., International Caribbean Trust Limited, Cutting Edge Trust Limited, Wind & Sea Trust Limited, Montgomery Landing Trust Limited, Quail Run Trust Limited, and Tru Color Trust Limited (incorporated by reference to
       Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on November 27, 2000).

10.8 First Amendment to Securities Purchase Agreement dated January 22, 2001 by and among New Visual Entertainment, Inc., Lilly Beter Capital Group, Ltd., International Caribbean Trust Limited, Cutting Edge Trust Limited, Wind & Sea Trust Limited, Montgomery Landing Trust Limited, Quail Run Trust Limited, and Tru Color Trust Limited. (incorporated by reference to
       Exhibit 10.11 of the Company's 2000 10-KSB).

10.9 Consulting Agreement dated as of March 6, 2001, by and between New Visual Entertainment, Inc. and Strategica Services Corporation.*

10.10 Consulting Agreement dated as of May 1, 2001, by and between New Visual Entertainment, Inc. and Advisor Associates Inc. (incorporated by reference to the Company's Report on Form 10-Q for the period ended April 30, 2001).

10.11 Office Building Lease dated May 4, 2001, by and between Valley Park Associates LLC and New Wheel Technology, Inc., a subsidiary of New Visual Entertainment, Inc.*

10.12 2001 Stock Incentive Plan for New Visual Corporation (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (No. 333-68716), as filed with the Commission on August 30, 2001).

10.13 Consulting Agreement dated August 30, 2001, by and between New Visual Corporation and Jack Burstein.*

10.14 Stock Option Agreement dated August 30, 2001, by and between New Visual Corporation and Jack Burstein.*

10.15 Promissory Note dated September 6, 2001 by John Howell in favor of New Visual Corporation.*

10.16 First Amendment to Office Building Lease dated September 12, 2001, by and between Valley Park Associates, LLC and New Wheel Technology, Inc., a subsidiary of New Visual Entertainment, Inc.*

10.17 Technology Planning and Assistance Agreement dated September 28, 2001, by and between New Visual Corporation and Adaptive Networks, Inc.*

10.18 Convertible Promissory Note dated October 10, 2001 by New Visual Corporation in favor of Nellie Streeter Crane, Ltd.*

10.19 Convertible Promissory Note dated October 15, 2001 by New Visual Corporation in favor of Quail Run Trust Limited.*

10.20 Convertible Promissory Note dated October 23, 2001 by New Visual Corporation in favor of Charles R. Cono.*

10.21 Convertible Promissory Note dated December 14, 2001 by New Visual Corporation in favor of the Gerald and Judith Handler Living Trust.*

10.22 Convertible Promissory Note dated December 14, 2001 by New Visual Corporation in favor of W.P. Lill Jr. Trust dated 12/22/99.*

10.23 Convertible Promissory Note dated December 14, 2001 by New Visual Corporation in favor of the Handler Children Trust.*

10.24 Employment Agreement dated as of January 1, 2002 by and between New Visual Corporation and John Howell.*


10.25 Promissory Note dated as of January 1, 2002, by John Howell in favor of New Visual Corporation.*

21.1   Subsidiaries of the Registrant*

23.1   Consent of Grassi & Co., CPAs, P.C., Independent Auditors*
---------------
*      Filed herewith.

(b)     Reports on Form 8-K
        --------------------

         Form 8-K dated September 28, 2001, was filed pursuant to Item 5 (Other Events).

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: January 29, 2002                NEW VISUAL CORPORATION

                                      By: /s/ Ray Willenberg, Jr.
                                         ---------------------------------------
                                         Ray Willenberg, Jr.
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                              TITLE                                  DATE
      ---------                              -----                                  ----

/s/ Ray Willenberg, Jr.       President, Chief Executive Officer and            January 29, 2002
--------------------------    Chairman of the Board (Principal Executive
Ray Willenberg, Jr.           Officer)


/s/ Thomas J. Sweeney         Chief Financial Officer (Principal Financial      January 29, 2002
--------------------------    Officer and Principal Accounting Officer)
Thomas J. Sweeney


/s/ C. Rich Wilson III        Vice President, Secretary and Director            January 29, 2002
--------------------------
C. Rich Wilson III


/s/ John Howell               Executive Vice President and Director             January 29, 2002
--------------------------
John Howell


/s/ Lilly Beter               Director                                          January 29, 2002
--------------------------
Lilly Beter


                              Director
--------------------------
Ivan Berkowitz


/s/ Bruce Brown               Director                                          January 29, 2002
--------------------------
Bruce Brown


/s/ Celso B. Suarez, Jr.      Director                                          January 29, 2002
--------------------------
Celso B. Suarez, Jr.


                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                      Description

2.1 Agreement and Plan of Merger by and among New Visual Entertainment, Inc., Astounding Acquisition Corp. and Allan Blevins, Michael Shepperd and New Wheel Technology, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on February 14, 2000).

3.1    Restated Articles of Incorporation (incorporated by reference to Exhibit
       3.1 of the Company's Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 1999 (the "1999 10- KSB/A").

3.2 Articles of Amendment to the Articles of Incorporation of New Visual Entertainment, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the period ended July 31, 2001).

3.3    Bylaws, as amended.*

4.1 Specimen Stock Certificate (incorporated by reference to Exhibit 3.1 of the 1999 10-KSB/A).

4.2 Rights Agreement by and between New Visual Entertainment, Inc. and First Union National Bank, dated August 9, 2000 (incorporated by reference to
       Exhibit 4.2 of the 1999 10-KSB/A).

10.1 Employment Agreement by and between New Visual Entertainment, Inc. and Ray Willenberg, Jr. dated February 11, 2000 (incorporated by reference to
       Exhibit 10.3 of the Company's 2000 10- KSB).

10.2 Agreement to Produce Film, dated April 9, 2000 between New Visual Entertainment, Inc., Bruce Brown, Dana Brown and John-Paul Beeghly (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-KSB for the period ended October 31, 2000 (the "2000 10-KSB")).

10.3 2000 Omnibus Securities Plan of New Visual Entertainment, Inc. (incorporated by reference to Appendix A of the Company's definitive Proxy Statement filed with the Commission on May 2, 2000).

10.4 Client Services Agreement by and between New Visual Entertainment, Inc. and Continental Capital & Equity Corporation, dated June 7, 2000 (incorporated by reference to Exhibit 10.1 of the July 2000 10-QSB).

10.5 Form of Credit Agreement dated June 29, 2000 by the Company and each of the following trusts: Epics Events Trust, Ltd.; Exodus Systems Trust, Ltd.; Prospect Development Trust, Ltd.; Pearl Street Investments Trust, Ltd.; and Riviera Bay Holdings Trust, Ltd. (incorporated by reference to
       Exhibit 10.3 of the Company's Report on Form 10-Q for the period ended July 31, 2000 (the "July 2000 10-QSB").

10.6 Form of Amendment to Credit Agreement dated November 13, 2000 by New Visual Entertainment, Inc. and each of the following trusts: Epic Events Trust, Ltd.; Exodus Systems Trust, Ltd.; Prospect Development Trust, Ltd.; Pearl Street Investments Trust, Ltd.; and Riviera Bay Holdings Trust (incorporated by reference to Exhibit 10.9 of the Company's 2000 10-KSB).

10.7 Securities Purchase Agreement dated November 17, 2000 by and among New Visual Entertainment, Inc., Lilly Beter Capital Group, Ltd., International Caribbean Trust Limited, Cutting Edge Trust Limited, Wind & Sea Trust Limited, Montgomery Landing Trust Limited, Quail Run Trust Limited, and Tru Color Trust Limited (incorporated by reference to
       Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on November 27, 2000).

10.8 First Amendment to Securities Purchase Agreement dated January 22, 2001 by and among New Visual Entertainment, Inc., Lilly Beter Capital Group, Ltd., International Caribbean Trust Limited, Cutting Edge Trust Limited, Wind & Sea Trust Limited, Montgomery Landing Trust Limited, Quail Run Trust Limited, and Tru Color Trust Limited. (incorporated by reference to
       Exhibit 10.11 of the Company's 2000 10-KSB).

10.9 Consulting Agreement dated as of March 6, 2001, by and between New Visual Entertainment, Inc. and Strategica Services Corporation.*

10.10 Consulting Agreement dated as of May 1, 2001, by and between New Visual Entertainment, Inc. and Advisor Associates Inc. (incorporated by reference to the Company's Report on Form 10-Q for the period ended April 30, 2001).

10.11 Office Building Lease dated May 4, 2001, by and between Valley Park Associates LLC and New Wheel Technology, Inc., a subsidiary of New Visual Entertainment, Inc.*

10.12 2001 Stock Incentive Plan for New Visual Corporation (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (No. 333-68716), as filed with the Commission on August 30, 2001).

10.13 Consulting Agreement dated August 30, 2001, by and between New Visual Corporation and Jack Burstein.*

10.14 Stock Option Agreement dated August 30, 2001, by and between New Visual Corporation and Jack Burstein.*

10.15 Promissory Note dated September 6, 2001 by John Howell in favor of New Visual Corporation.*

10.16 First Amendment to Office Building Lease dated September 12, 2001, by and between Valley Park Associates, LLC and New Wheel Technology, Inc., a subsidiary of New Visual Entertainment, Inc.*

10.17 Technology Planning and Assistance Agreement dated September 28, 2001, by and between New Visual Corporation and Adaptive Networks, Inc.*

10.18 Convertible Promissory Note dated October 10, 2001 by New Visual Corporation in favor of Nellie Streeter Crane, Ltd.*

10.19 Convertible Promissory Note dated October 15, 2001 by New Visual Corporation in favor of Quail Run Trust Limited.*

10.20 Convertible Promissory Note dated October 23, 2001 by New Visual Corporation in favor of Charles R. Cono.*

10.21 Convertible Promissory Note dated December 14, 2001 by New Visual Corporation in favor of the Gerald and Judith Handler Living Trust.*

10.22 Convertible Promissory Note dated December 14, 2001 by New Visual Corporation in favor of W.P. Lill Jr. Trust dated 12/22/99.*

10.23 Convertible Promissory Note dated December 14, 2001 by New Visual Corporation in favor of the Handler Children Trust.*

10.24 Employment Agreement dated as of January 1, 2002, by and between New Visual Corporation and John Howell.*

10.25 Promissory Note dated as of January 1, 2002, by John Howell in favor of New Visual Corporation.*

21.1   Subsidiaries of the Registrant*

23.1   Consent of Grassi & Co., CPAs, P.C., Independent Auditors*

---------------
*      Filed herewith.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page Nos.
                                                                       --------

INDEPENDENT AUDITORS' REPORT                                              F-1


CONSOLIDATED BALANCE SHEETS                                               F-2
  At October 31, 2001 and 2000


CONSOLIDATED STATEMENTS OF OPERATIONS                                     F-3
  For the Years Ended October 31, 2001, 2000 and 1999
  For the Period from November 1, 1999 to October 31, 2001


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)           F-4 - 10
  For the Years Ended October 31, 1999, 2000 and 2001


CONSOLIDATED STATEMENTS OF CASH FLOWS                                 F-11 - 12
  For the Years Ended October 31, 2001, 2000 and 1999
  For the Period from November 1, 1999 to October 31, 2001


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-13 - 39

Board of Directors and Stockholders
New Visual Corporation and Subsidiaries


                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------


We have audited the accompanying consolidated balance sheets of New Visual Corporation and Subsidiaries (formerly New Visual Entertainment, Inc. and Subsidiaries) (a development stage company commencing November 1, 1999) (the "Company") as of October 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended October 31, 2001, 2000 and 1999 and for the period from November 1, 1999 to October 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Visual Corporation and Subsidiaries (formerly New Visual Entertainment, Inc. and Subsidiaries)(a development stage company commencing November 1, 1999) at October 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years ended October 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred net losses of approximately $11,876,000, $12,725,000 and $2,045,000 during the years ended October 31, 2001,
2000 and 1999, respectively. The Company incurred losses from operations since inception and, as of October 31, 1999, had an accumulated deficit of $12,300,033 and a deficit accumulated during the development-stage of $24,601,231 as of October 31, 2001. Those conditions raise substantial doubt about the Company's ability to continue as a going-concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                                        GRASSI & CO., CPAs, P.C.

New York, New York
January 23, 2002


                               NEW VISUAL CORPORATION AND SUBSIDIARIES
                     (Formerly New Visual Entertainment, Inc. and Subsidiaries)
                      (A Development-Stage Company Commencing November 1, 1999)

                                       CONSOLIDATED BALANCE SHEETS

                                                     ASSETS
                                                     ------
                                                                             At October 31,
                                                                    --------------------------------
                                                                        2001                2000
Current Assets:
  Cash                                                              $    294,802       $    189,234
  Note receivable from related party                                     100,708                  -
  Other receivable from officers                                          70,183             27,563
  Other current assets                                                    94,416             30,227
                                                                    -------------      -------------
      Total Current Assets                                               560,109            247,024

Property and equipment - net of accumulated depreciation                 284,896            393,787
Other assets                                                              33,642            117,200
Film and video library                                                         -             35,944
Projects under development                                             1,912,650            638,707
                                                                    -------------      -------------
     Total Assets                                                   $  2,791,297       $  1,432,662
                                                                    =============      =============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                    ------------------------------------

Current Liabilities:
  Convertible notes payable                                         $    615,000       $          -
  Accounts payable and accrued expenses                                1,435,024            446,921
                                                                    -------------      -------------
     Total Current Liabilities                                         2,050,024            446,921
                                                                    -------------      -------------
Long-term debt                                                           256,886            756,886
                                                                    -------------      -------------
     Total Liabilities                                                 2,306,910          1,203,807
                                                                    -------------      -------------
Commitments, Contingencies and Other Matters


Stockholders' Equity:
  Preferred stock - $0.01 par value; 15,000,000 shares
    authorized; Series A junior participating preferred
    stock; -0- shares issued and outstanding at
    October 31, 2001 and 2000                                                  -                  -
  Common stock - $0.001 par value; 100,000,000 shares
    authorized; 30,003,681 and 24,072,455 shares issued
    and outstanding at October 31, 2001 and 2000,
    respectively                                                          30,003             24,072
  Additional paid-in capital                                          38,478,279         27,813,465
  Subscription receivable                                               (103,500)                 -
  Unearned financing fees                                               (537,380)        (2,583,333)
  Unearned compensation                                                 (481,751)                 -
  Accumulated deficit at October 31, 1999                            (12,300,033)       (12,300,033)
  Deficit accumulated during development stage                       (24,601,231)       (12,725,316)
                                                                    -------------      -------------
     Total Stockholders' Equity                                          484,387            228,855
                                                                    -------------      -------------
     Total Liabilities and Stockholders' Equity                     $  2,791,297       $  1,432,662
                                                                    =============      =============

The accompanying notes are an integral part of these consolidated financial statements.


                                    NEW VISUAL CORPORATION AND SUBSIDIARIES
                          (Formerly New Visual Entertainment, Inc. and Subsidiaries)
                          (A Development-Stage Company Commencing November 1, 1999)

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                             For the Period
                                                                                                  from
                                                   For the Years Ended October 31,           November 1, 1999
                                            ---------------------------------------------           to
                                                2001           2000             1999         October 31, 2001
                                            -------------   -------------    -------------     -------------
                                                                (1)
REVENUES                                    $     -         $     12,200     $    129,845      $     12,200
                                            -------------   -------------    -------------     -------------
OPERATING EXPENSES:
  Cost of sales                                   -               21,403           81,159            21,403
  Projects written off                            -              114,613          175,000           114,613
  Research and development                       839,402         815,362           -              1,654,764
  Acquired in-process research
    and development                               -            6,050,000           -              6,050,000
  Compensatory element of stock
    issuances for selling,
    general and administrative
    expenses                                   3,558,887       3,258,549        1,106,498         6,817,436
  Selling, general and
    administrative expenses                    4,086,795       2,041,942          811,703         6,128,737
  Litigation settlement                        1,000,000          -                -              1,000,000
  Loss on disposal of equipment                    7,500          -                -                  7,500
                                            -------------   -------------    -------------     -------------
    TOTAL OPERATING EXPENSES                   9,492,584      12,301,869        2,174,360        21,794,453
                                            -------------   -------------    -------------     -------------
OPERATING LOSS                                (9,492,584)    (12,289,669)      (2,044,515)      (21,782,253)
                                            -------------   -------------    -------------     -------------
OTHER EXPENSES:
  Interest expense                               337,378         18,980            -                356,358
  Amortization of unearned
    financing costs                            2,045,953         416,667           -              2,462,620
                                            -------------   -------------    -------------     -------------
    TOTAL OTHER EXPENSES                       2,383,331         435,647           -              2,818,978
                                            -------------   -------------    -------------     -------------
NET LOSS                                    $(11,875,915)   $(12,725,316)    $ (2,044,515)     $(24,601,231)
                                            =============   =============    =============     =============

BASIC AND DILUTED NET LOSS PER
  COMMON SHARE                              $       (.46)   $       (.59)    $       (.14)
                                            =============   =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                          25,988,990      21,579,916       15,130,000
                                            =============   =============    =============


(1) Effective November 1, 1999, the Company became a development stage company (Note 1).


The accompanying notes are an integral part of these consolidated financial statements.


                               NEW VISUAL CORPORATION AND SUBSIDIARIES
                     (Formerly New Visual Entertainment, Inc. and Subsidiaries)
                     (A Development-Stage Company Commencing November 1, 1999)

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                          FOR THE YEARS ENDED OCTOBER 31, 1999, 2000 AND 2001

                                                               Common Stock             Additional
                                                         ---------------------------      Paid-in
                                                           Shares          Amount         Capital
                                                         -----------     -----------    ------------
                                                            (1)
Balance - October 31, 1998                               12,966,532      $   12,966     $ 9,883,209

Issuance of common stock for services:
  ($.16 per share at December 1998)                          25,000              25           3,975
  ($.16 per share at July 1999)                             625,000             625          99,375
  ($.20 - $4.00 per share at August 1999)                   574,161             574         123,112
  ($1.40 - $2.00 per share at September 1999)               433,817             434         609,628
Issuance of common stock for cash
  (November 1, 1998 - October 31, 1999)                   1,849,592           1,850         861,200
Issuance of common stock for compensation and directors
  fees and consulting
  ($1.00 per share at August 1999)                           93,750              94          93,656
  ($1.40 per share at September 1999)                       125,000             125         174,875
Issuance of common stock in settlement of debt
  ($.20 per share at December 1998)                         250,000             250          49,750
  ($1.12 - $1.40 per share at August 1999)                  182,322             182         207,068
  ($.48 - $2.00 per share at September 1999)                 98,875              99          91,526
Net loss                                                      -               -              -
                                                         -----------     -----------    ------------
Balance - October 31, 1999                               17,224,049      $   17,224     $12,197,374
                                                         ===========     ===========    ============

(1) Share amounts have been restated to reflect the 1-for-4 reverse stock-split effected on June 22, 2000.


The accompanying notes are an integral part of these consolidated financial statements.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

               FOR THE YEARS ENDED OCTOBER 31, 1999, 2000 AND 2001


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
                                                 =============     ============


The accompanying notes are an integral part of these consolidated financial statements.


                               NEW VISUAL CORPORATION AND SUBSIDIARIES
                     (Formerly New Visual Entertainment, Inc. and Subsidiaries)
                     (A Development-Stage Company Commencing November 1, 1999)

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                         FOR THE YEARS ENDED OCTOBER 31, 1999, 2000 AND 2001

                                                          Common Stock                Additional
                                                  -------------------------------       Paid-in
                                                     Shares          Amount             Capital
                                                  -------------     -------------    -------------
                                                       (1)
Balance - October 31, 1999                          17,224,049      $     17,224     $ 12,197,374

Issuance of common stock for cash
  ($1.00 to $4.00 per share for year ended
   October 31)                                         805,994               805        2,733,583
Issuance of common stock for services:
  ($1.00 to $1.40 per share for quarter ended
     January 31)                                        29,765                30           34,020
  ($1.20 to $12.00 per share for quarter ended
     April 30)                                       1,161,065             1,161        1,813,568
  ($3.00 to $7.88 per share for quarter ended
     July 31)                                          109,000               109          619,541
  ($.25 to $12.50 per share for quarter ended
October 31)                                             84,084                84           28,038
Acquisition of Impact Pictures, Inc.
  ($4.00 per share)                                     12,500                13           49,987
Acquisition of New Wheel Technology, Inc.
  ($2.00 per share)                                  3,000,000             3,000        5,997,000
Issuance of common stock under consulting
  agreement ($2.00 per share)                        1,500,000             1,500        2,998,500
Issuances of stock for exercise of warrants
  ($2.40 per share)                                     68,750                69          164,931
Issuance of stock in connection with private
 placement ($5.00 to $5.50 per share)                   77,248                77          414,923
Value assigned to issuance of 200,000 warrants          -                 -               762,000
Amortization of unearned financing costs                -                 -                -
Net loss                                                -                 -                -
                                                  -------------     -------------    -------------
Balance - October 31, 2000                          24,072,455      $     24,072     $ 27,813,465
                                                  =============     =============    =============


(1) Share amounts have been restated to reflect the 1-for-4 reverse stock split effected on June 22, 2000.


The accompanying notes are an integral part of these consolidated financial statements.

                               NEW VISUAL CORPORATION AND SUBSIDIARIES
                     (Formerly New Visual Entertainment, Inc. and Subsidiaries)
                     (A Development-Stage Company Commencing November 1, 1999)

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                         FOR THE YEARS ENDED OCTOBER 31, 1999, 2000 AND 2001


                                                        Unearned                             Total
                                                        Financing        Accumulated      Stockholders'
                                                          Costs            Deficit           Equity
                                                       -------------     -------------    -------------
Balance - October 31, 1999                             $     -           $(12,300,033)    $    (85,435)

Issuance of common stock for cash
  ($1.00 to $4.00 per share for the year ended
  October 31)                                                -                 -             2,734,388
Issuance of common stock for services:
  ($1.00 to $1.40 per share for the quarter ended
   January 31)                                               -                 -                34,050
  ($1.20 to $12.00 per share for the quarter ended
   April 30)                                                 -                 -             1,814,729
  ($3.00 to $7.88 per share for the quarter ended
   July 31)                                                  -                 -               619,650
  ($.25 to $12.50 per share for the quarter ended
   October 31)                                               -                 -                28,122
Acquisition of Impact Pictures, Inc.
  ($4.00 per share)                                          -                 -                50,000
Acquisition of New Wheel Technology, Inc.
  ($2.00 per share)                                          -                 -             6,000,000
Issuance of common stock under consulting
  agreement ($2.00 per share)                            (3,000,000)           -                -
Issuances of stock for exercise of warrants
  ($2.40 per share)                                          -                 -               165,000
Issuance of stock in connection with private
  placement ($5.00 to $5.50 per share)                       -                 -               415,000
Value assigned to issuance of 200,000 warrants               -                 -               762,000
Amortization of unearned financing costs                    416,667            -               416,667
Net loss                                                     -            (12,725,316)     (12,725,316)
                                                       -------------     -------------    -------------
Balance - October 31, 2000                             $ (2,583,333)     $(25,025,349)    $    228,855
                                                       =============     =============    =============


Accumulated deficit as of October 31, 1999                               $(12,300,033)

Accumulated deficit during development stage
 (year ended October 31, 2000)                                            (12,725,316)
                                                                         -------------
Total Accumulated Deficit as of October 31, 2000                         $(25,025,349)
                                                                         =============

The accompanying notes are an integral part of these consolidated financial statements.


                               NEW VISUAL CORPORATION AND SUBSIDIARIES
                     (Formerly New Visual Entertainment, Inc. and Subsidiaries)
                     (A Development-Stage Company Commencing November 1, 1999)

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                         FOR THE YEARS ENDED OCTOBER 31, 1999, 2000 AND 2001

                                                          Common Stock                Additional
                                                   ---------------------------         Paid-in
                                                     Shares          Amount            Capital
                                                   ----------     -----------        ------------
                                                      (1)
Balance - October 31, 2000                         24,072,455       $   24,072       $ 27,813,465

Issuance of common stock for cash
  ($.25 to $5.00 per share)                         1,212,254            1,212          1,075,763
Issuance of common stock with attached
  warrants ($4.02 per share for quarter ended
  January 31)                                         174,714              175            489,024
Issuance of common stock with attached
  warrants ($5.10 per share for quarter ended
  January 31)                                          30,600               31             85,649
Issuance of common stock with attached
  warrants ($2.80 to $5.10 per share for
  quarter ended April 30)                             104,571              105            292,695
Issuance of common stock in connection with
  Private Placement
    ($4.35 to $5.50 per share for quarter ended
      January 31)                                      32,445               32            151,968
    ($2.60 to $3.37 per share for quarter ended
      April 30)                                       207,307              207            619,793
    ($1.74 to $2.80 per share for quarter ended
      July 31)                                      1,446,355            1,446          2,742,008
Issuance of common stock in connection with
  litigation settlement                               250,000              250            999,750
Issuance of stock to Vice-Chairperson of Board
  of Directors for services ($1.8984 per share
  at June 11)                                         500,000              500            948,700
Issuance of stock under consulting agreement
  ($2.90 to $3.90 per share at July 31)                50,960               51            171,693
Issuance of stock under consulting agreements
  ($.41 to $.95 per share at October 31)            1,175,000            1,175            558,075
Issuance of stock in connection with exercising
  of option ($.27 at September 30)                    750,000              750            199,250
 Value assigned to warrants issued to
  consultants at quarter ended July 31                 -                 -              1,289,250
Value assigned to options issued to consultants
  at August 30                                         -                 -                540,000
Value assigned to warrants issued to
  consultants at quarter ended October 31              -                 -                380,000
Value assigned to options issued to advisory
  board members at quarter ended October 31            -                 -                151,194
Cancellation of common stock issued for cash           (2,980)              (3)           (29,998)
Amortization of unearned financing costs               -                 -                -
Amortization of unearned compensation expenses         -                 -                -
Net loss                                               -                 -                -
                                                   -----------      -----------      -------------
Balance - October 31, 2001                         30,003,681       $   30,003       $ 38,478,279
                                                   ===========      ===========      =============

(1) Share amounts have been restated to reflect the 1-for-4 reverse stock split effected on June 22, 2000.


The accompanying notes are an integral part of these consolidated financial statements.


                               NEW VISUAL CORPORATION AND SUBSIDIARIES
                     (Formerly New Visual Entertainment, Inc. and Subsidiaries)
                     (A Development-Stage Company Commencing November 1, 1999)

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                         FOR THE YEARS ENDED OCTOBER 31, 1999, 2000 AND 2001

                                                                          Unearned         Unearned
                                                      Subscription        Financing      Compensation
                                                       Receivable           Costs           Expense
                                                       -----------      -----------       -----------
Balance - October 31, 2000                             $    -           $ (2,583,333)     $    -

Issuance of common stock for cash
  ($.25 to $5.00 per share)                                (3,500)           -                 -
Issuance of common stock with attached
  warrants ($4.02 per share for quarter ended
  January 31)                                               -                -                 -
Issuance of common stock with attached
  warrants ($5.10 per share for quarter ended
  January 31)                                               -                -                 -
Issuance of common stock with attached
  warrants ($2.80 to $5.10 per share for
  quarter ended April 30)                                   -                -                 -
Issuance of common stock in connection with
  Private Placement
    ($4.35 to $5.50 per share for quarter ended
      January 31)                                           -                -                 -
    ($2.60 to $3.37 per share for quarter ended
      April 30)                                             -                -                 -
    ($1.74 to $2.80 per share for quarter ended
      July 31)                                              -                -                 -
Issuance of common stock in connection with
  litigation settlement                                     -                -                 -
Issuance of stock to Vice-Chairperson of Board
  of Directors for services ($1.8984 per share
  at June 11)                                               -                -                 -
Issuance of stock under consulting agreement
  ($2.90 to $3.90 per share at July 31)                     -                -                 -
Issuance of stock under consulting agreements
  ($.41 to $.95 per share at October 31)                    -                -                 -
Issuance of stock in connection with exercising
  of option ($.27 at September 30)                       (100,000)           -                 -
Value assigned to warrants issued to
  consultants at quarter ended July 31                      -                -                 -
Value assigned to options issued to consultants at
  August 30                                                 -                -              (540,000)
Value assigned to warrants issued to
  consultants at quarter ended October 31                   -                -                 -
Value assigned to options issued to advisory
  board members at quarter ended October 31                 -                -              (151,194)
Cancellation of common stock issued for cash                -                -                 -
Amortization of unearned financing costs                    -            2,045,953             -
Amortization of unearned compensation expenses              -                -               209,443
Net loss                                                    -                -                 -
                                                       -----------      -----------       -----------
Balance - October 31, 2001                             $ (103,500)      $ (537,380)       $ (481,751)
                                                       ===========      ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries)
            (A Development-Stage Company Commencing November 1, 1999)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

               FOR THE YEARS ENDED OCTOBER 31, 1999, 2000 AND 2001

                                                                      Total
                                                   Accumulated     Stockholders'
                                                     Deficit          Equity
                                                   -------------   ------------

Balance - October 31, 2000                         $(25,025,349)    $  228,855

Issuance of common stock for cash
  ($.25 to $5.00 per share)                              -           1,073,475
Issuance of common stock with attached
  warrants ($4.02 per share for quarter ended
  January 31)                                            -             489,199
Issuance of common stock with attached
  warrants ($5.10 per share for quarter ended
  January 31)                                            -              85,680
Issuance of common stock with attached
  warrants ($2.80 to $5.10 per share for
  quarter ended April 30)                                -             292,800
Issuance of common stock in connection with
  Private Placement
    ($4.35 to $5.50 per share for quarter ended
      January 31)                                        -             152,000
    ($2.60 to $3.37 per share for quarter ended
      April 30)                                          -             620,000
    ($1.74 to $2.80 per share for quarter ended
      July 31)                                           -           2,743,454
Issuance of common stock in connection with
  litigation settlement                                  -           1,000,000
Issuance of stock to Vice-Chairperson of Board
  of Directors for services ($1.8984 per share
  at June 11)                                            -             949,200
Issuance of stock under consulting agreement
  ($2.90 to $3.90 per share at July 31)                  -             171,744
Issuance of stock under consulting agreements
  ($.41 to $.95 per share at October 31)                 -             559,250
Issuance of stock in connection with exercising
  of option ($.27 at September 30)                       -             100,000
Value assigned to warrants issued to
  consultants at quarter ended July 31                   -           1,289,250
Value assigned to options issued to consultants at
  August 30                                              -               -
Value assigned to warrants issued to
  consultants at quarter ended October 31                -             380,000
Value assigned to options issued to advisory
  board members at quarter ended October 31              -               -
Cancellation of common stock issued for cash             -             (30,001)
Amortization of unearned financing costs                 -           2,045,953
Amortization of unearned compensation expenses           -             209,443
Net loss                                            (11,875,915)   (11,875,915)
                                                   -------------   ------------
Balance - October 31, 2001                         $(36,901,264)   $   484,387
                                                   =============   ============
Accumulated deficit as of October 31, 1999
                                                   $(12,300,033)

Accumulated deficit during development stage        (24,601,231)
                                                   -------------
Total Accumulated Deficit as of October 31, 2001   $(36,901,264)
                                                   =============



The accompanying notes are an integral part of these consolidated financial statements.


                                    NEW VISUAL CORPORATION AND SUBSIDIARIES
                          (Formerly New Visual Entertainment, Inc. and Subsidiaries)
                          (A Development-Stage Company Commencing November 1, 1999)

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                       For the Period
                                                                                                            from
                                                          For the Years Ended October 31,             November 1, 1999
                                               ---------------------------------------------------           to
                                                   2001               2000               1999         October 31, 2001
                                               -------------      -------------      -------------      -------------
                                                                      (1)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                     $(11,875,915)      $(12,725,316)      $ (2,044,515)      $(24,601,231)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Consulting fees and other
        compensatory elements of stock
        issuances                                 3,558,887          3,258,549          1,106,498          6,817,436
      Stock issued for litigation
        settlement                                1,000,000             -                  -               1,000,000
      Loss on disposal of equipment                   7,500             -                  -                   7,500
      Projects written-off                            -                114,613            175,000            114,613
      Amortization of unearned
        financing costs                           2,045,953            416,667             -               2,462,620
      Depreciation                                  118,693             97,172             60,860            215,865
      Amortization of video library                   -                 -                  81,159            -
      Stock issued for acquired in-
        process research and
        development                                   -              6,050,000             -               6,050,000
      (Increase) decrease from changes
       in:
        Other current assets                       (106,809)           (30,227)            -                 (94,416)
        Due from related parties                   (100,708)             3,859             (8,350)          (139,469)
        Projects under development               (1,237,999)          (655,519)          (329,475)        (1,893,518)
        Other assets                                 83,558           (112,200)            -                 (28,642)
      Increase (decrease) from changes
       in:
        Accounts payable and accrued
          expenses                                  988,103             26,223            158,645          1,014,326
                                               -------------      -------------      -------------      -------------
      NET CASH USED IN OPERATING
          ACTIVITIES                             (5,518,737)        (3,556,179)          (800,178)        (9,074,916)
                                               -------------      -------------      -------------      -------------
CASH USED IN INVESTING ACTIVITIES
  Acquisition of property and
    equipment                                       (17,302)          (388,733)            -                (406,035)
                                               -------------      -------------      -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common
    stock                                         5,426,607          3,149,388            863,050          8,575,995
  Proceeds from note payable                          -                756,886             -                 756,886
  Proceeds from convertible notes
    payable                                         615,000             -                  -                 615,000
  Repayments of long-term debt                     (500,000)            -                  -                (500,000)
  Proceeds from exercise of options and
    warrants                                        100,000            165,000             -                 265,000
                                               -------------      -------------      -------------      -------------
      NET CASH PROVIDED BY FINANCING
        ACTIVITIES                                5,641,607          4,071,274            863,050          9,712,881
                                               -------------      -------------      -------------      -------------
INCREASE IN CASH                                    105,568            126,362             62,872            231,930

CASH AND CASH EQUIVALENTS - BEGINNING               189,234             62,872             -                  62,872
                                               -------------      -------------      -------------      -------------
CASH AND CASH EQUIVALENTS - ENDING             $    294,802       $    189,234       $     62,872       $    294,802
                                               =============      =============      =============      =============

(1) Effective November 1, 1999, the Company became a development stage company
(Note 1).


The accompanying notes are an integral part of these consolidated financial statements.


                                    NEW VISUAL CORPORATION AND SUBSIDIARIES
                          (Formerly New Visual Entertainment, Inc. and Subsidiaries)
                          (A Development-Stage Company Commencing November 1, 1999)

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Continued)




   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   ------------------------------------------------


                                                                                                       For the Period
                                                                                                            from
                                                          For the Years Ended October 31,             November 1, 1999
                                               ---------------------------------------------------           to
                                                   2001               2000               1999         October 31, 2001
                                               -------------      -------------      -------------      -------------
Cash paid during the period for:
  Interest                                     $    -             $        526       $     -            $        526
                                               =============      =============      =============      =============
  Income taxes                                 $     -            $      -           $     -            $     -
                                               =============      =============      =============      =============
   NON-CASH INVESTING AND FINANCING ACTIVITIES:
   -------------------------------------------


Notes, interest and accounts payable
  satisfied by issuance of stock               $     -            $      -           $    348,875       $     -
                                               =============      =============      =============      =============


(1) Effective November 1, 1999, the Company became a development stage company (Note 1).


The accompanying notes are an integral part of these consolidated financial statements.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries)
            (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - PRINCIPLES OF CONSOLIDATION AND BUSINESS AND CONTINUED OPERATIONS
--------------------------------------------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of New Visual Corporation and its wholly-owned operating subsidiaries, NV Entertainment, Inc., Impact Multimedia, Inc. and NV Technology, Inc. (formerly New Wheel Technology, Inc.) ("New Wheel") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

New Visual Corporation was incorporated under the laws of the State of Utah on December 5, 1985.

In November of 1999, the Company began to focus its business activities on the development of new content telecommunications technologies. Pursuant to such plan, in February of 2000, the Company acquired New Wheel Technology, Inc., a development stage, California-based, technology company, which now operates as the Company's wholly-owned subsidiary, NV Technology, Inc., a Delaware corporation. As a result of the change in business focus, the Company became a development stage entity commencing November 1, 1999. The Company also produces and distributes 2-D and 3-D filmed entertainment.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, for the years ended October 31, 2001, 2000 and 1999, the Company incurred net losses of approximately $11,876,000, $12,725,000 and $2,045,000, respectively, and as of October 31, 2001 and 2000, had a working capital deficiency of approximately $1,490,000 and $200,000, respectively. The Company has limited finances and requires additional funding in order to accomplish its growth objectives and marketing of its products and services. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to expand its planned operations. There is also no assurance that even if the Company manages to obtain adequate funding to complete any contemplated acquisition, such acquisition will succeed in enhancing the Company's business and will not ultimately have an adverse effect on the Company's business and operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The success of the Company's telecommunication segment is dependent upon the successful completion of development and testing of its broadband technology currently under development by its wholly-owned subsidiary, NV Technology, Inc. No assurance can be given that the Company can complete development of such technology, or that with respect to such technology that is fully developed, it can be commercialized on a large scale basis or at a feasible cost. No assurance can be given that such technology will receive market acceptance.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - PRINCIPLES OF CONSOLIDATION AND BUSINESS AND CONTINUED OPERATIONS (Continued)
--------------------------------------------------------------------------

The Company funded its operations during 2001, 2000 and 1999 through sales of its common stock, resulting in approximate net proceeds to the Company of $5,427,000, $3,149,000 and $863,000, respectively. In addition, during 2001, the
Company received proceeds of $615,000 from sale of convertible debentures. The Company is exploring other financing alternatives, including private placements and public offerings.

The Company's ability to continue as a going concern is dependent upon obtaining additional financing. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

NOTE 2- SUMMARY OF ACCOUNTING POLICIES

Concentration of Credit Risk
----------------------------

Financial instruments, which potentially subject the Company to concentrations of credit risks, are principally trade accounts receivable. The Company maintains an allowance for uncollectible accounts receivable and generally does not require collateral. At October 31, 2001 and 2000, no allowance for uncollectible accounts was deemed necessary by management.

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

Film and Video Library and Projects Under Development
-----------------------------------------------------

Film and video library and projects under development are stated at the lower of amortized cost or market. Upon completion, costs are amortized on an individual production basis in the proportion that current gross revenues bear to management's estimate of total gross revenues, with such estimates being reviewed at least quarterly. In each of the three years ended October 31, 2001, 2000 and 1999, several projects under development were determined to have no estimated realizable value and were accordingly written-off. Project costs written-off during the years ended October 31, 2001, 2000 and 1999 were $-0-, $114,613 and $175,000, respectively.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries)
            (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -  SUMMARY OF ACCOUNTING POLICIES (Continued)
----------------------------------------------------

Income Taxes
------------

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 employs an asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred income taxes of a change in tax rates is recognized income in the period that includes the enactment date.

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

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable, accrued expenses, amounts due from related parties and convertible notes approximate fair value because of their immediate or short-term nature. The fair value of long-term notes payable approximates their carrying value because the stated rates of the debt either reflect recent market conditions or are variable in nature.

Revenue Recognition
-------------------

Substantially all past revenues were derived from the production of multimedia content, videos and commercial films. Revenue is recognized over the shorter of the license term or the expected revenue term.

Research and Development
------------------------

Research and development costs are charged to expense as incurred. Amounts allocated to acquired-in-process research and development costs, from business combinations, are charged to earnings at the consummation of the acquisition.

Advertising
-----------

Advertising costs are charged to operations when incurred. Advertising expense was $942, $71,528 and $-0-, respectively, for the years ended October 31, 2001, 2000 and 1999, respectively.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 -  SUMMARY OF ACCOUNTING POLICIES (Continued)
----------------------------------------------------

Loss Per Common Share
---------------------

Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. No effect has been given to outstanding options, warrants or convertible debentures in the diluted computation, as their effect would be antidilutive.

The number of potentially dilutive securities excluded from computation of diluted loss per share was approximately 9,821,000, 1,764,000 and -0- for the years ended October 31, 2001, 2000 and 1999, respectively.

Reverse Stock Splits
--------------------

On June 22, 2000, the Company effected a one-for-four reverse split of its issued and outstanding common stock. The accompanying consolidated financial statements, notes and other references to share and per share data have been retroactively restated to reflect the reverse stock splits for all periods presented.

Stock-Based Compensation
------------------------

The Company follows Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation". SFAS 123 establishes accounting and reporting standards for stock-based employee compensation plans. This statement allows companies to choose between the "fair value-based method of accounting" as defined in this statement and the "intrinsic value-based method of accounting" as prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". The Company has elected to continue to follow the accounting guidance provided by APB 25, as permitted.

Impairment of Long-Lived Assets
-------------------------------

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The Company evaluates its long-lived assets for financial impairment, and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 -  SUMMARY OF ACCOUNTING POLICIES (Continued)
----------------------------------------------------

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

Impact of Recently Issued Accounting Standards
----------------------------------------------

The Financial Accounting Standards Board recently issued FASB 139, which requires that all producers or distributors that own or hold rights to distribute or exploit films follow the guidance in AICPA Statement of Position 00-2, "Accounting by Producers or Distributors of Films." FASB 139 shall be effective for financial statements for fiscal years beginning after December 15, 2000.

SOP-002 requires that film costs be capitalized and reported as a separate asset on the balance sheet. Film costs include all direct negative costs incurred in the production of a film, as well as allocations of production overhead and capitalized interest. Direct negative costs include cost of scenario, story, compensation of cast, directors, producers, writers, extras and staff, cost of set construction, wardrobe, accessories, sound synchronization, rental of facilities on location and post production costs. SOP-002 also requires that film costs be amortized and participation costs accrued, using the individual-film-forecast-method-computation method, which amortizes or accrues such costs in the same ratio that the current period actual revenue (numerator) bears to the estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year (denominator).

In addition, SOP-002 also requires that if an event or change in circumstances indicates that an entity should assess whether the fair value of a film is less than its unamortized film costs, then an entity should determine the fair value of the film and write off to the statement of operations the amount by which the unamortized capital costs exceeds the firm's fair value. The Company expects to adopt the new standard effective November 1, 2002, and is evaluating the effect that it may have on its consolidated results of operations and financial position.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The provisions of SFAS 141 have been adopted as of July 1, 2001. The adoption of SFAS 141 has not changed the method of accounting used in previous business combinations initiated prior to July 1, 2001.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 (SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. Management's believes that the implementation of this standard will have no impact on the Company's results of operations and financial position.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 -  SUMMARY OF ACCOUNTING POLICIES (Continued)
----------------------------------------------------

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. Management believes that the implementation of this standard will have no impact on the Company's results of operations and financial position.

Comprehensive Income
--------------------

The Company has no material components of other comprehensive income and, accordingly, net income approximates comprehensive income for all periods presented.

NOTE 3 - ACQUISITIONS
---------------------

Impact Pictures, Inc.
---------------------

In January 2000, the Company completed the acquisition of 100% of the common stock of Impact Pictures, Inc. ("Impact"), a small development-stage, San Diego-based multi-media production firm, for 12,500 shares of the Company's common stock, valued at $50,000. The Company has accounted for this acquisition under the purchase method of accounting. As of the acquisition date, Impact had no tangible assets and its intangible assets were in the development stage. Accordingly, the $50,000 was charged to operations, under the caption "Acquired in-process research and development expenses", during the year ended October 31, 2000. Revenues from Impact business totalled approximately $-0- and $12,200, respectively, for the years ended October 31, 2001 and 2000.

Historical and proforma information have not been provided because the operations of the acquired business were not material.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - ACQUISITIONS (Continued)
---------------------------------

NV Technology, Inc.
-------------------

In February 2000, the Company completed the acquisition of New Wheel Technology, Inc. ("New Wheel"), a development-stage, California-based, technology company, for 500,000 restricted shares of New Visual common stock. New Wheel was merged with Astounding Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of New Visual, which following the merger changed its name to New Wheel Technology, Inc. On July 13, 2001, New Wheel changed its name to NV Technology, Inc., which the Company now uses to conduct the development of its broadband technology ("NV Technology"). An aggregate of 3,000,000 restricted shares of common stock were issued to the New Wheel stockholders in consideration of the merger. The merger agreement also provides that additional compensation may be payable to the New Wheel stockholders if New Wheel's high speed digital transmission technology generates revenues for the Company in excess of $1 billion, or if there is a sale of assets or stock, or a merger of New Visual or any of its affiliates, in which the New Wheel technology comprises at least 15% of the consideration. As of April 30, 2000, the Company recorded the issuance of the full 3,000,000 shares, which were valued at $6,000,000. The Company has accounted for this acquisition under the purchase method of accounting. As of the acquisition date, NV Technology had no tangible assets and its intangible assets were in the development stage. Accordingly, the $6,000,000 was charged to operations under the caption "Acquired in-process research and development expenses", during the year ended October 31, 2000.

Historical and proforma information have not been provided because the operations of the acquired business were not material.

NOTE 4 - NOTE RECEIVABLE FROM RELATED PARTIES
---------------------------------------------

On September 6, 2001, the Company converted advances of $99,656 to an officer to a promissory note payable on demand, at a rate of 7.0% per annum. As of October 31, 2001, the outstanding amount from this note was $100,708, of which $1,052 represented accrued interest.

NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment, consists of the following:

                                                            At October 31,
                                                      ------------------------
                                                         2001          2000
                                                      ----------    ----------

        Furniture and fixtures                        $   51,584    $   51,584
        Camera equipment                                 544,664       544,664
        Office equipment                                 109,460        99,658
                                                      ----------    ----------
                                                         705,708       695,906
        Less: Accumulated depreciation                   420,812       302,119
                                                      ----------    ----------
                Total                                 $  284,896    $  393,787
                                                      ==========    ==========

For the years ended October 31, 2001, 2000 and 1999, depreciation expense was $118,693, $97,172 and $60,860, respectively.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
-------------------------------------------------

Accounts payable and accrued liabilities consist of the following:

                                                          At October 31,
                                                    ------------------------
                                                       2001          2000
                                                    ----------    ----------

         Professional fees                          $  606,807    $  300,000
         Interest payable                              356,601        47,511
         Consulting fees                               204,192        25,400
         Miscellaneous                                 267,424        74,010
                                                    ----------    ----------
                                                    $1,435,024    $  446,921
                                                    ==========    ==========

NOTE 7 - CONVERTIBLE NOTES PAYABLE
----------------------------------

In October 2001, the Company entered into three convertible promissory note agreements with one individual and two companies, totalling $615,000. The Company agreed to pay the principal and an amount equal to 50% of the principal sum if the Company reaches certain milestone from the distribution of its motion picture, which is currently in production. The notes may be converted at any time, in whole or in part, into that number of fully paid and non-assessable shares of common stock at a conversion price of $.40. The additional payment of 50% of the principal, or $307,500, was recorded as interest expense during the quarter ended October 31, 2001.

NOTE 8 - LONG-TERM DEBT
-----------------------

On June 29, 2000, the Company entered into five credit agreements, each of which granted the Company a credit facility of up to $300,000. As of October 31, 2000, the Company borrowed $756,886 under these facilities, which are each payable in full on June 29, 2003, together with all accrued and unpaid interest at 6% per annum. On November 13, 2000, the above five credit agreements were amended, reducing the Company's credit facility to $756,886. The credit agreements terminate on June 29, 2003, at which time all accrued interest and unpaid interest, along with the principal, is due in full.

During the year ended October 31, 2001, the Company repaid $500,000 under the above five credit agreements.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 - STOCKHOLDERS' EQUITY
-----------------------------

Preferred Stock and Rights Dividend
-----------------------------------

Effective June 22,2000, the Company amended its articles of incorporation to decrease the number of authorized shares of preferred stock from 200,000,000 to 15,000,000, and to decrease the par value of the preferred stock from $30.00 to $0.01 per share.

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

On July 27, 2000, the Company created a series of preferred stock, par value $0.01 per share, designated as "Series A Junior Participating Preferred Stock". 200,000 shares of the Series A Junior Participating Preferred Stock are initially reserved for issuance upon exercise of the Rights. Subject to the rights of the holders of any shares of any series of preferred stock ranking prior and superior to the Series A Preferred Stock with respect to dividends, the holders of shares of Series A Preferred Stock, in preference to the holders of common stock, shall be entitled to receive, when, as and if declared by the Board of Directors, quarterly dividends payable in cash on the last day of each quarter in each year, commencing on the first quarterly dividend payment date after the first issuance of a share or fraction of a share of Series A Preferred Stock, in an amount per share equal to the greater of $1.00 or 1,000 times the aggregate per share amount of all cash and non-cash dividends or other distributions, other than a dividend payable in shares of common stock. Each share of Series A Preferred Stock shall entitle the holder to 1,000 votes. Upon any liquidation, no distribution shall be made to the holders of shares of stock ranking junior to the Series A Preferred, unless the holders of shares of Series A Preferred Stock shall have received $1,000 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon. The shares of Series A Preferred Stock shall not be redeemable. No Series A Preferred Stock was issued during the years ended October 31, 2001 and 2000, respectively.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 - STOCKHOLDERS' EQUITY (Continued)
-----------------------------------------

Common Stock
------------

On April 30, 2000, the Board of Directors authorized, and on May 31, 2000, a majority vote of the shareholders approved, a one-for-four reverse stock-split of the Company's outstanding common stock. The reverse stock-split was effected on June 22, 2000.

Common Stock Issuances During the Year Ended October 31, 2001:
-------------------------------------------------------------

- Private Placement:

On November 17, 2000, and as amended on January 22, 2001, the Company entered into a private placement agreement with various investors to sell $5,000,000 of the Company's common stock in several tranches at a purchase price equal to 87% of the average market price of the Company's common stock over the five days preceding the closing of each drawdown.

The Company can sell stock to the investors in five-day intervals not to exceed $500,000 per sale. The investor may refuse to purchase the stock in the event the average purchase price is below $2.00 per share, or if the trading volume is below a certain number of shares within the period, or if the Company sells capital stock in excess of $5,000,000.

The Company may not apply any portion of the drawdowns towards payment of any costs related to its production of the Company's pending motion picture project.

In addition, the investors received warrants to purchase 4,000,000 shares of common stock to be issued in two series (3,000,000 Series A warrants and 1,000,000 Series B warrants). Each Series A warrant can be exercised at a price per share equal to the lesser of $6.00 or 50% of the average of the closing sales price of the Company's common stock over the five consecutive trading days immediately preceding the date of the exercise of the warrants. Each Series B warrant can be exercised at a price per share of $6.00. The Series B warrants have a cashless exercise provision. Both the Series A and Series B warrants expire on November 17, 2003.

For the years ended October 31, 2001 and 2000, the Company has sold 1,686,107 and 77,248 of its common stock, respectively, under the above agreement and received proceeds of $3,515,454 and $415,000, respectively. As of October 31, 2001, this private placement was terminated. The Company does not expect any future proceeds from this private placement.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 - STOCKHOLDERS' EQUITY (Continued)
-----------------------------------------

Common Stock Issuances During the Year Ended October 31, 2001: (Continued)
-------------------------------------------------------------

-  Other:

During the year ended October 31, 2001, the Company issued 1,212,254 shares of restricted common stock to investors for cash proceeds of $1,073,475, as indicated below. Such sales were sold in private transactions in reliance on various exemptions from the registration requirements of the Securities Act.

o During December 2000, the Company sold 219,904 shares of common stock for $600,000.

o During January 2001, the Company sold 21,000 shares of common stock for $105,000.

o In August of 2001, the Company issued 221,966 shares of common stock for $166,475.

o In October of 2001, the Company issued 749,384 shares of common stock for $205,500. The Company received $202,000 in October of 2001 and the remaining $3,500 was recorded as a subscription receivable and collected subsequent to October 31, 2001.

In February of 2001, the Company issued 250,000 shares of common stock valued at $1,000,000 pursuant to a litigation settlement agreement with Astounding.com, Inc. and Jack Robinson. This settlement has been recorded during the three months ended January 31, 2001.

During January 2001, the Company issued 30,600 shares of common stock with 15,300 attached warrants for $85,680. The attached warrants have an exercise price of $5.10 per share and expire in January 2004.

During January 2001, the Company issued 174,714 shares of common stock with 87,357 attached warrants for $489,199. The warrants have an exercise price of $4.02 per share and expire in January 2004.

In April of 2001, the Company cancelled 2,980 shares for which the Company was to receive $30,001. The shares issued were recorded by the Company but never issued to the investor.

During March and April 2001, the Company issued 104,571 shares of common stock with 52,286 attached warrants for total proceeds of $292,800. The warrants have an exercise price of $5.10 per share and expire in 3 years from the date of their respective issuances.

In May of 2001, the Company issued 500,000 shares to its Board of Directors' Vice Chairperson for past services, which were valued at $1.89 per share, or $949,200, and all of which was charged to operations during the year ended October 31, 2001.

During the quarter ended July 31, 2001, the Company issued 50,960 shares of common stock between $2.90 and $3.90 per share for consulting services, valued at $171,744 and all of which was charged to operations during the year ended October 31, 2001.

During September and October of 2001, the Company issued to various consultants 1,175,000 shares of common stock for consulting services valued at $559,250 and all of which was charged to operations during the year ended October 31, 2001.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 - STOCKHOLDERS' EQUITY (Continued)
-----------------------------------------

Common Stock Issuances During the Year Ended October 31,2000:
------------------------------------------------------------

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

In connection with the acquisition of New Wheel, the Company entered into an agreement with lenders to provide loans of up to $1.5 million. As consideration for these loans and other services under the agreement, in April of 2000 the Company issued 1,500,000 shares of its common stock to the lenders valued at $3,000,000. The Company accounted for the $3,000,000 as unearned financing costs reducing stockholders' equity as of April 30, 2000. During the quarter ended July 31, 2000, the Company began to draw money down from the credit facilities and accordingly, the Company at such time, began to amortize the unearned financing costs over the three-year period ending June of 2003. Amortization of the unearned financing costs for the years ended October 31, 2001 and 2000 was $2,045,953 and $416,667, respectively.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 - STOCKHOLDERS' EQUITY (Continued)
-----------------------------------------

Common Stock Issuances During the Year Ended October 31,2000: (Continued)
------------------------------------------------------------

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

Common Stock Issuances During the Year Ended October 31, 1999:
-------------------------------------------------------------

For the period from November 1, 1998 to October 31, 1999, the Company issued 1,849,592 shares of common stock, at prices ranging from $.08 to $1.64 per share, totalling $863,050, pursuant to Rule 144.

On December 15, 1998, the Company issued 25,000 shares of common stock ,at $.16 per share, for professional services, totalling $4,000.

On December 28, 1998, the Company issued 250,000 shares of common stock, at $.20 per share, in settlement of debt, totalling $50,000.

On July 23, 1999, the Company issued 625,000 shares of common stock, at $.16 per share, for professional services, totalling $100,000.

During August 1999, the Company issued 574,161 shares of common stock, between $.20 and $4.00 per share, for professional services, totalling $123,686.

On August 13, 1999, the Company issued 93,750 shares of common stock, at $1.00 per share, for director fees totalling $93,750.

On August 20, 1999, the Company issued 182,322 shares of common stock, between $1.12 and $1.40 per share, in settlement of debt, totalling $207,250.

During September 1999, the Company issued 98,875 shares of common stock, between $0.48 and $2.00 per share, in settlement of debt, totalling $91,625.

During September 1999, the Company issued 433,817 shares of common stock, between $1.40 and $2.00 per share, for professional services, totalling $610,062.

On September 27, 1999, the Company issued 125,000 shares of common stock at $1.40 per share, for consulting fees, totalling $175,000.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 - STOCKHOLDERS' EQUITY (Continued)
-----------------------------------------

Stock Option Plans
------------------

-  Stock Options

During 2000, the Board of Directors and the stockholders of the Company approved the 2000 Omnibus Securities Plan (the "2000 Plan"), which provides for the granting of incentive and nonstatutory options and restricted stock for up to 2,500,000 shares of common stock to officers, employees, directors and consultants of the Company.

During August of 2001, the Board of Directors of the Company approved the 2001 Stock Incentive Plan (the "2001 Plan"), which provides for the granting of incentive and nonstatutory options, restricted stock, dividend equivalent rights and stock appreciation rights for up to 2,500,000 shares of common stock to officers, employees, directors, advisors and consultants of the Company.

Options granted under the Plans are exercisable for a period of up to 10 years from date of grant at an exercise price, which is not less than the fair value of the common stock on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant.

- Options Outside of the Plan:

On February 11, 2000, the Company granted to three directors and four employees options to acquire 1,028,750 shares of its common stock. The exercise price for the options is $4.00 per share. The options vest in four equal annual installments commencing February 11, 2000 and expire on February 11, 2010.

On July 1, 2000, the Company granted to its Executive Vice President options to purchase 210,000 shares of common stock at $4.40 per share, as further described in Note 12.

On October 27, 2000, the Company granted to a director options to purchase 275,000 shares of its common stock. The exercise price for the options is $4.00 per share. The options vested on the grant date.

On October 27, 2000, the Company granted to an employee options to purchase up to an aggregate of 50,000 shares of its common stock. The options vest and are fully exercisable upon achievement of a technological development milestone by the Company. The exercise price for the options is $5.50 per share and expire on October 27, 2005.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 - STOCKHOLDERS' EQUITY (Continued)
-----------------------------------------

Stock Option Plans (Continued)
------------------

-  Options Outside of the Plan: (Continued)

On November 30, 2000, the Company granted to two employees options to purchase 225,000 shares of its common stock at $4.00 per share. The options vested on the grant date and expire in 10 years from the grant date.

On May 15, 2001, the Company granted to a member of the Company's advisory board options to purchase 50,000 shares of common stock at $3.92 per share. The options vested on the grant date and expire on May 15, 2011.

On June 7, 2001, the Company granted options to purchase 50,000 shares of its common stock to an advisory board member. The exercise price is $2.30 per share, with 25,000 options vesting and exercisable immediately and the remaining 25,000 vesting and exercisable equally on the anniversary date over the next three years. These options expire on June 7, 2011.

On August 3, 2001, the Company granted options to purchase 50,000 shares of its common stock to an advisory board member. The exercise price is $1.07 per share, with 25,000 vesting and exercisable immediately and the remaining 25,000 vesting and exercisable equally on the anniversary date over the next three years. These options expire on August 3, 2011.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCKHOLDERS' EQUITY (Continued)
-----------------------------------------

Stock Option Plans (Continued)
------------------

A summary of the Company's stock option activity and related information follows:

                                                                  Weighted                              Weighted
                                             Under the Plans      Average         Outside the Plans      Average
                                              Stock Options    Exercise Price       Stock Options     Exercise Price
                                             --------------    --------------     ----------------    --------------

   Balance at October 31, 1999                     -               $  -                    -               $  -

   Options granted - 11/01-10/31/00:
     In the 2000 plan                              -                  -                    -                  -

   Options granted - 11/01-10/31/00:
     Outside the option plan                       -                  -               1,563,750             4.10
                                              ----------           -----              ---------            -----
   Outstanding - October 31, 2000                  -                  -               1,563,750             4.10

   Options granted - 11/01 - 10/31/01:
     In the 2000 plan                            516,000            3.92                   -                  -
     In the 2001 plan                            750,000             .27                   -                  -

   Options granted - 11/01 - 10/31/01:
     Outside the option plan                       -                  -                 375,000             3.37

   Options expired/cancelled:
     In the 2000 plan                             (3,750)           3.92                   -                  -

   Options exercised in the 2001 plan           (750,000)            .27                   -                  -
                                              ----------           -----              ---------            -----
   Outstanding - October 31, 2001                512,250           $3.92              1,938,750            $3.96
                                              ==========           =====              =========            =====
   Exercisable at October 31:
      2001                                       182,438           $3.92              1,269,375            $4.00
      2002                                       292,376           $3.92              1,562,396            $4.07
      2003                                       401,814           $3.92              1,922,084            $3.98
      2004                                       512,250           $3.92              1,938,750            $3.96

The exercise price for options outstanding as of October 31, 2001 ranged from $1.07 to $5.50.

At October 31, 2001, 1,984,000 and -0- options are available under the 2000 Plan and 2001 Plan, respectively.

The weighted average fair value at date of grant for options granted during 2001 and 2000 was $1.82 and $2.61 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

                                                    2001               2000
                                              ----------------     ----------

      Risk-free interest rates                 5.00% to  5.50%        5.50%
      Expected option life in years                   5                 3
      Expected stock price volatility         47.25% to 96.25%       33.00%
      Expected dividend yield                         0%                0%

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCKHOLDERS' EQUITY (Continued)
-----------------------------------------

Stock Option Plans (Continued)
------------------

Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant, as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", net loss in 2001 and 2000 would have been $13,838,750 and $16,249,000, or $.51 and
$.75 per share, respectively

Warrants
--------

At October 31, 2001, the Company had outstanding warrants to purchase shares of common stock as follows:

                               Number of         Exercise                      Expiration
          Grant Date            Shares            Price                           Date
          ----------           ---------        ---------            ------------------------------

       June 7, 2000               50,000            $ 7.00           June 7, 2003
       June 7, 2000               50,000              8.50           June 7, 2003
       June 7, 2000               50,000             10.00           June 7, 2003
       June 7, 2000               50,000             11.50           June 7, 2003
       November 17, 2000       1,000,000              6.00           November 17, 2003
       November 17, 2000       3,000,000        Lesser of 6.00       November 17, 2003
                                or 50% of
                                                  market ($.20
                                                  at 10/31/01)
       March 12, 2001             67,586              5.10           March 12, 2004
       March 12, 2001             87,357              4.02           March 12, 2004
       May 1, 2001               500,000              2.50           May 1, 2006
       May 1, 2001               250,000              5.00           May 1, 2006
       May 1, 2001               250,000             10.00           May 1, 2006
       June 12, 2001              50,000              2.50           June 14, 2006
       June 12, 2001              25,000              5.00           June 14, 2006
       June 12, 2001              25,000             10.00           June 14, 2006
       October 31, 2001        1,000,000               .25           October 1, 2006
                               ---------        -------------        ------------------------------
                               6,454,943         $0.20-$11.50        June 7, 2003 - October 1, 2006
                               =========

       Exercisable at
         October 31, 2001      6,454,943
                               =========


                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCKHOLDERS' EQUITY (Continued)
-----------------------------------------

Net Loss Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS"), which in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

        Warrants to purchase common stock                             6,454,943
        Options to purchase common stock                              2,451,000
        Convertible notes payable and accrued interest                  922,500
                                                                      ---------
           Total as of October 31, 2001                               9,828,443
                                                                      =========
        Substantial issuances after October 31, 2001 through
          January 23, 2002:

        Common stock and warrants issued in connection
          with consulting agreements                                  1,150,000
                                                                      =========
        Convertible notes payable                                       250,000
                                                                      =========
                                                                        477,276
        Sale of common stock for cash                                 =========


NOTE 10 - TERMINATED MERGER AND LITIGATION
------------------------------------------

Astounding.com, Inc.
--------------------

In September 1999, the Company entered into a merger agreement with Astounding.com, Inc. The merger agreement provided for the Company to issue 2,500,000 shares of its common stock for all of the outstanding shares of Astounding. The closing of the merger was subject to various conditions including the receipt of a debt or equity financing of at least $1,000,000 and requisite shareholders approval.

During the three months ended January 31, 2000, the Company terminated its previously announced merger with Astounding.com, Inc. because certain conditions had not been satisfied.

On March 22, 2000, the Company filed a lawsuit in the State District Court in Dallas, Texas against Astounding.com, Inc. and Jack Robinson. The Company's complaint alleged that, among other things, Astounding.com, Inc. and Robinson breached certain contractual obligations to New Visual and engaged in negligent and/or fraudulent misrepresentation to induce New Visual to enter into the merger agreement. New Visual sought a court order confirming that the merger agreement was null and void, and an award of unspecified damages, court costs and attorneys' fees. Robinson and Astounding.com have filed a counterclaim against New Visual alleging breach of contract and unjust enrichment and seeking unspecified damages, court costs and attorneys' fees. This litigation was settled in February 2001.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - TERMINATED MERGER AND LITIGATION (Continued)
------------------------------------------------------

Astounding.com, Inc. (Continued)
--------------------

Pursuant to the settlement agreement, the Company issued to Jack D. Robinson and his attorneys 250,000 restricted shares of its common stock, valued at $1,000,000. The Company in return received all the issued and outstanding common stock of Astounding.com, Inc. The Company also agreed to file a registration statement for all the 250,000 shares by March 31, 2001 and to cause the registration statement to become effective and the shares to become freely tradable no later than June 29, 2001. This settlement was recorded during the three months ended January 31, 2001.

As of February 16, 2001, Astounding.com, Inc. had no liabilities and was engaged in no business activities.

Intelecon Services, Inc.
-----------------------

On March 31, 2000, the Company signed a definitive merger agreement to acquire Intelecon Services, Inc. ("Intelecon"), a provider of entertainment and business communication technology and value-added services, in a stock transaction.

On September 26, 2000, the Company formally terminated its merger agreement with Intelecon.

The Company advanced to Intelecon monies to purchase certain equipment on behalf of the Company. Intelecon did not purchase the equipment and, therefore, breached its contract and was unjustly enriched. The Company has brought forward a claim against Intelecon for $105,000.

During April 2001, the Company reached a settlement with Intelecon for $117,000, payable in the amount of $15,000 per month, until $117,000 has been paid in full. As of October 31, 2001, the Company had received all monies due under this settlement.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - INCOME TAXES
----------------------

At October 31, 2001, the Company had approximately $28,095,000 of net operating loss carryforwards for income tax purposes which expire as follows:

                Year                               Net Operating Losses
                ----                               --------------------

                2011                                   $ 1,583,000
                2012                                     4,714,000
                2018                                     4,472,000
                2019                                     1,698,000
                2020                                     4,759,000
                2021                                    10,869,000
                                                       -----------
                                                       $28,095,000
                                                       ===========

At October 31, 2001 and 2000, the Company has a deferred tax asset of approximately $14,822,000 and $10,072,000, respectively, representing the benefits of its net operating loss and certain expenses not currently deductible for tax purposes, principally related to the granting of stock options and warrants and the difference in tax basis of certain intangible assets. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the Federal statutory tax rate of 34% and the Company's effective federal tax rate of -0- is due to the increase in the valuation allowance of $4,750,000 (2001), $4,642,000 (2000) and $818,000 (1999). The Company's ability to utilize its carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

NOTE 12 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Consulting Agreement
--------------------

In June 2000, the Company entered into a marketing and public relations agreement to publicize the Company to brokers, prospective investors, institutional investors, analysts and others, for a term of six months. In consideration of the above services, the Company has paid the consultant $50,000. In addition, the consultant was issued 50,000 shares of the Company's common stock valued at $298,000. The consultant was also issued a warrant entitling it to purchase, in the aggregate, up to 200,000 shares of the Company's common stock. The warrant is divided into four tranches of fifty thousand (50,000) shares each, with each tranche to have the following exercise prices: Tranche 1 - $7.00 per share; Tranche 2 - $8.50 per share; Tranche 3 - $10.00 per share; and Tranche 4 - $11.50 per share. The consultant and the Company entered into a registration rights agreement with respect to the registration of the above common stock and Warrant Shares. The consultant has not exercised any of these warrants as of October 31, 2001.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)
---------------------------------------------------

Consulting Agreement (Continued)
--------------------

During March 2001, the Company entered into a consulting agreement with a company to provide financial advice and to arrange for equity investments or other funding. The Company agreed to pay for such services by providing the consultant with fees equal to (i) 5% of the gross amount of any cash financing obtained for the Company, payable in cash; (ii) a number of shares of stock equal to 10% of the stock issued in connection with any financing obtained for the Company; and (iii) a number of warrants equal to 10% of the warrants issued in connection with any financing obtained for the Company. The term of this agreement was six months. Under the above terms, the Company granted warrants to purchase 100,000 shares of common stock at an exercise price from $2.50 per share to $10.00 per share. The exercise period is five years. The fair market value of the stock warrants are estimated on the date of grant using the Black-Scholes option-pricing model ranging from $.70 to $1.41 and totalled $114,250.

In April 2001, the Company entered into a consulting agreement with a company for a comprehensive level of international communications services. The Company agreed to pay minimums of $15,000 per month plus related hard costs for services and expenses. During May 2001, the Company and the consulting company mutually agreed to cancel the above agreement.

In May 2001, the Company entered into a consulting agreement with a company for providing consulting and advisory services in connection with strategic business planning and related matters. The Company agreed to grant warrants to purchase 500,000 shares of common stock at an exercise price of $2.50 per share; 250,000 shares of common stock at an exercise price of $5.00 per share, and 250,000 shares of common stock at an exercise price at $10.00 per share. The exercise period is five years. The fair value of stock warrants estimated on the date of grant using the Black-Scholes Option-Pricing Model, ranged from $.32 to $1.73 per share, or $1,175,000, which was charged to operations during the year ended October 2001. During October 2001, the Company granted additional warrants to purchase 1,000,000 shares of common stock at an exercise price of $.25 per share. The exercise period is five years. The fair value of these stock warrants on the date of grant using the Black-Scholes Option-Pricing Model was $.38, or $380,000, which was charged to operations during the year ended October 31, 2001.

On August 3, 2001, the Company entered into a consulting agreement to collaborate with the Company's engineering consultants to expedite the design and commercialization efforts of the Company's broad-band transmission technology over telephone wire. In consideration of the above services, the Company has paid the consultant $50,000. The term of this agreement was four months with the option to renew for consecutive one-month terms. In September 2001, this consulting agreement was replaced by a Technology Planning and Assistance Agreement between the Company and the engineering consultants, whereby the Company agreed to pay the consultants a total of $250,000 in exchange for the consultants' agreement to provide technical, consulting, engineering, advisory and other services to the Company.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)
---------------------------------------------------

Consulting Agreement (Continued)
--------------------

On August 30, 2001, the Company entered into a one-year consulting agreement with an individual for providing consulting and advisory services in connection with strategic business planning and related matters. The Company agreed to grant options to this individual to purchase 750,000 shares of common stock at an exercise price of $.27 per share. The fair value of stock warrants are estimated on the date of grant using the Black-Scholes option-pricing model and was valued at $540,000, of which $90,000 was charged to operations during the year ended October 31, 2001. During September and October 2001, the above options were exercised and the Company received $100,000, and the remaining $100,000 was recorded as a subscription receivable and subsequently received by the Company.

On August 24, 2001, the Company entered into a consulting agreement with a communication company for providing capital formation, retail support and audio webcast services. The Company agreed to pay a downpayment of $10,000, plus 25,000 shares of common stock due at the completion of first webcast, which was August 31, 2001, and an additional 25,000 shares of common stock due at November 24, 2001. The first 23,000 shares were recorded for consulting services at fair market value of $.95 per share, which totalled $23,750. An additional 750,000 shares of the Companys common stock were issued for additional consulting services totalling $307,500.

During the fourth quarter ended October 31, 2001, the Company entered into four consulting agreements with two companies and two individuals for providing consulting, advisory and related services relating to the Company's business and technology. The Company agreed to pay a total of 400,000 shares of the Company's common stock for consulting services at fair market value, ranging from $.45 to $.80 per share, which totalled $228,000.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)
---------------------------------------------------

Employment Agreements
---------------------

On February 11, 2000, the Company entered into an employment agreement with its current Chief Executive Officer. The agreement, effective April 1, 2000, is a three-year employment contract with the Company that provides for base compensation in the first contract year of $250,000; in the second contract year, the base compensation of $300,000; and in the third year and during any renewal term, the base compensation of $350,000. The employee is also entitled to an annual bonus based upon his performance which will be at the sole discretion of the Board of Directors. The annual bonus to the CEO shall be payable in cash or in an amount of shares of the Company's common stock that equals the amount of the bonus based upon the market price of the employer's common stock on the date that the bonus is paid. During the second year of the employment agreement, the CEO agreed to forego any increase in base salary until the Company achieves certain revenue targets. As a result, his base salary has remained $250,000.

On June 20, 2000, the Company entered into a three-year employment agreement with its Executive Vice President commencing July 1, 2000, whereby the Executive Vice President shall receive a base salary of $15,000 per year and options to purchase 210,000 shares of common stock at $4.40 per share. Of these stock options, 52,500 vested on October 31, 2000 and the balance vests straight-line on the last day of each quarter beginning December 31, 2000 and ending December 31, 2002, or 17,500 per quarter. The options expire on July 1, 2005. This employment agreement was cancelled as of January 1, 2002, when this executive entered into a new employment agreement with the Company. See Note 14 - Subsequent Events-Employment Agreement.

Joint Venture Production Agreement
----------------------------------

In April 2000, the Company entered into a joint venture production agreement to produce a feature length film for theatrical distribution. The Company will provide the funding for the production in the amount of $2,250,000 and, in exchange, will receive a 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to its initial investment of up to $2,250,000. The film is expected to be completed and ready for a Summer 2002 release. The Company has agreed to deposit into a separate account, on a monthly basis, funds to assure a minimum balance of $200,000 at the beginning of each month, until the total of $2,250,000 has been deposited into the account. For the years ended October 31, 2001 and 2000, the Company funded approximately $1,269,000 and $585,000, respectively, of production and other costs, which was included in projects under development in the accompanying consolidated balance sheet.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)
---------------------------------------------------

Leases
------

On January 3, 2000, the Company entered into an operating lease for office space in San Diego, California. The lease commenced on February 1, 2000 and expires in January 2005. The lease provides for a minimum annual rental of approximately $54,000, with a 3% annual increase each year, starting on February 1, 2001 and each year thereafter.

On May 4, 2001, the Company terminated an operating lease for office space in Livermore, California, which commenced on March 1, 2000. Meanwhile, the Company entered into an operating lease for office space in Pleasanton, California. The lease commenced on June 1, 2001 and expires on May 31, 2004. The lease provides for a minimum annual rental of approximately $120,000 for the first year and $156,000 the following years. During August 2001, the Company reduced its rental space and amended its lease agreement in Pleasanton, along with other proactive measures to re-organize its technology development effects, and is currently in negotiation to sublease a portion of this space. The amended lease provides for a minimum annual agreement rental at approximately $43,000 for the first year, $56,000 for the second year and $69,240 in the last year.

The Company's future minimum lease payments are as follows:

           Years Ending October 31:
           -----------------------

                    2002                       $  105,000
                    2003                          119,000
                    2004                          107,000
                    2005                            5,000
                    2006                             -
                                               ----------

                                               $  336,000
                                               ==========

Rent expense for the years ended October 31, 2001, 2000 and 1999 was $136,000, $41,000 and $6,000, respectively.

Employee Terminations/Office Closing
------------------------------------

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)
---------------------------------------------------

Concentration of Credit Risk
----------------------------

The Company maintains cash balances in two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company's balances may exceed these limits. At October 31, 2001 and 2000, uninsured cash balances were approximately $226,665 and $$-0-, respectively. The Company believes it is not exposed to any significant credit risk for cash.

NOTE 13 - SEGMENT INFORMATION
-----------------------------

Summarized financial information concerning the Company's reportable segments is shown in the following table:

For the Year Ended October 31, 2001:
-----------------------------------
                                          Telecommunication    Entertainment      Unallocable
                                               Business          Business          Expenses           Totals
                                          -----------------    -------------      -----------       -----------
    Net Sales                                $     -            $     -           $     -          $     -

    Operating Loss                           $ (846,902)        $     -           $ (8,645,682)    $ (9,492,584)

    Depreciation and Amortization            $2,059,960         $   16,893        $     87,793     $  2,164,646

    Interest expense                              -             $  307,500        $     29,898     $    337,378

    Total Identifiable Assets                $   57,723         $2,069,457        $    664,117     $  2,791,297

For the Year Ended October 31, 2000:
-----------------------------------

                                          Telecommunication    Entertainment      Unallocable
                                               Business          Business          Expenses           Totals
                                          -----------------    -------------      -----------       -----------

    Net Sales                               $     -             $    12,200       $     -          $     12,200

    Operating Loss                          $(8,494,636)        $     -           $(3,795,033)     $(12,289,669)

    Depreciation and Amortization           $   424,366         $    74,641       $    14,832      $    513,839

    Interest expense                        $    -              $     -           $    18,980      $     18,980

    Total Identifiable Assets               $    67,521         $   865,659       $   499,482      $  1,432,662


For the year ended October 31, 1999, the Company's reportable segment consisted of the entertainment business.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - SUBSEQUENT EVENTS
---------------------------

Common Stock
------------

As of January 15, 2002, the Company has received approximately $175,000 for the issuance of 477,276 shares of common stock to investors.

The Company has subsequently issued 950,000 shares of its common stock in connection with various consulting agreements which were valued at $493,948.

On November 5, 2001, the Company issued warrants to purchase 200,000 shares of common stock to two companies related to a consulting agreement with two investment bankers. The warrants can be exercised in forty-eight months at $.51. By using the Black-Scholes option pricing model, the fair market value of these warrants is $72,000.

Convertible Note Payable
------------------------

In December 2001, the Company entered into three convertible promissory note agreements with three trusts, totalling $250,000. The Company agreed to pay the principal and an amount equal to 50% of the principal sum if the Company reaches certain milestone from the distribution of its motion picture, which is currently in production. The notes may be converted at any time, in whole or in part, into that number of fully paid and non-assessable shares of common stock at a conversion price of $.40.

Employment Agreement
--------------------

On January 1, 2002, the Company cancelled its employment agreement with its Executive Vice President dated June 20, 2000. The Company entered into a new one year employment agreement at the same time, whereby the Executive Vice President shall receive a base salary of $10,417 per month. The Executive Vice President shall receive an annual bonus that will be applied to two promissory notes he made in favor of the Company. The Executive Vice President owed $100,708 under the first promissory note at October 31, 2001. The second note was issued to the Company on January 1, 2002 for $67,631. All options granted and vested to the Executive Vice President under the June 20, 2000 agreement shall be retained (140,000 options) and any unvested options shall be cancelled.

Note Receivable from Related Parties
------------------------------------

On January 1, 2002, the Company converted advances of $67,631 to an officer to a promissory note, payable on demand, at a rate of 7.0% per annum.

Expired Options
---------------

In November 2001, an aggregate of 78,500 options to purchase the Company's common stock held by four former employees of NV Technology, Inc. was terminated. Under the terms of the option agreements with these employees, the options terminated three months after the employees were terminated. The employees were terminated in August 2001. See "Note 12 - Commitments and Contingencies - Employee Terminations/Office Closing."

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - QUARTERLY RESULTS (UNAUDITED)
---------------------------------------
                                                       Quarter Ended
                               ------------------------------------------------------------
                               January 31           April 30       July 31      October 31     Total Year
                               -----------        -----------    -----------    -----------    -----------
2001:
----
Revenues                       $      -           $      -       $      -       $      -       $       -
Net loss                        (2,155,000)        (1,232,000)    (4,654,000)    (3,835,000)    (11,876,000)
Loss per share - basic
  and diluted   (a)                  $(.09)             $(.05)         $(.18)         $(.13)          $(.46)

2000:
----

Revenues                       $      -           $     6,800    $       900    $     4,500    $     12,200
Net loss                          (284,000) (a)    (8,546,000)    (1,564,000)    (2,331,000)    (12,725,000)
Loss per share - basic
  and diluted   (a)                  $(.02)             $(.39)         $(.07)         $(.12)          $(.59)


(a) Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted average common shares outstanding during each period due to the effect of the Company's issuing shares of its common stock during the year.