Form 10-Q
period 2002-01-31
NEW VISUAL CORP
filed 2002-03-18
CIK 1026595

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

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

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

                                  Yes [X]   No [ ]

     The number of shares of the issuer's Common Stock, par value $.001 per share, outstanding as of March 13, 2002 was 39,998,474.

================================================================================

                                     PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                NEW VISUAL CORPORATION AND SUBSIDIARIES
                       (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                                      CONSOLIDATED BALANCE SHEETS

                                                 ASSETS
                                                 ------
                                                                           January 31,     October 31,
                                                                              2002            2001
                                                                          -------------   -------------
                                                                           (Unaudited)
Current Assets:
   Cash                                                                   $     85,713    $    294,802
   Notes receivable from related party                                         170,495         100,708
   Other receivable from officers                                               33,798          70,183
   Other current assets                                                        103,086          94,416
                                                                          -------------   -------------

       Total Current Assets                                                    393,092         560,109

Property and Equipment - Net                                                   263,081         284,896
Other Assets                                                                    33,940          33,642
Projects under Development                                                   1,913,451       1,912,650
                                                                          -------------   -------------

       Total Assets                                                       $  2,603,564    $  2,791,297
                                                                          =============   =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                           -------------------------------------------------

Current Liabilities:
   Convertible notes payable                                              $    927,500    $    615,000
   Accounts payable and accrued expenses                                     1,292,360       1,435,024
   Loan payable                                                                145,000              --
                                                                          -------------   -------------

       Total Current Liabilities                                             2,364,860       2,050,024
                                                                          -------------   -------------

Long-Term Debt                                                                 256,886         256,886
                                                                          -------------   -------------

       Total Liabilities                                                     2,621,746       2,306,910
                                                                          -------------   -------------

Commitments, Contingencies and Other Matters (Notes 6, 7, 8, 9 and 10)

Stockholders' Equity (Deficiency):
   Preferred stock - $0.01 par value; 15,000,000 shares authorized;
       Series A junior participating preferred stock; -0- shares issued
       and outstanding                                                              --              --
   Common stock - $0.001 par value; 100,000,000 shares authorized;
       32,970,696 and 30,003,681 shares issued and outstanding at
       January 31, 2002 and October 31, 2001, respectively                      32,970          30,003
   Additional paid-in capital                                               39,588,711      38,478,279
   Subscription receivable                                                          --        (103,500)
   Unearned financing fees                                                    (456,773)       (537,380)
   Unearned compensation                                                      (340,242)       (481,751)
   Accumulated deficit at October 31, 1999                                 (12,300,033)    (12,300,033)
   Deficit accumulated during the development stage                        (26,542,815)    (24,601,231)
                                                                          -------------   -------------

       Total Stockholders' Equity (Deficiency)                                 (18,182)        484,387
                                                                          -------------   -------------

       Total Liabilities and Stockholders' Equity (Deficiency)            $  2,603,564    $  2,791,297
                                                                          =============   =============

See notes to consolidated financial statements

                                   NEW VISUAL CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                          For the Three Months Ended
                                                                  January 31,               For the Period from
                                                       ---------------------------------    November 1, 1999 to
                                                           2002                 2001         January 31, 2002
                                                       -------------       -------------       -------------
REVENUES                                               $         --        $         --        $     12,200
                                                       -------------       -------------       -------------

OPERATING EXPENSES:
    Cost of sales                                                --                  --              21,403
    Projects costs written-off                                   --                  --             114,613
    Acquired in-process research and
        development expenses                                     --                  --           6,050,000
    Compensatory element of stock issuances                 702,407                  --           7,519,843
    Research and development                                329,113             362,702           1,983,877
    Selling, general and administrative expenses            671,614             535,352           6,800,351
    Litigation settlement in shares of common
        stock                                                    --           1,000,000           1,000,000
    Loss on disposal of equipment                                --                  --               7,500
                                                       -------------       -------------       -------------

        TOTAL OPERATING EXPENSES                          1,703,134           1,898,054          23,497,587
                                                       -------------       -------------       -------------

OPERATING LOSS                                           (1,703,134)         (1,898,054)        (23,485,387)
                                                       -------------       -------------       -------------

OTHER EXPENSES:
    Interest expense                                        157,843               7,444             514,201
    Amortization of unearned financing costs                 80,607             250,000           2,543,227
                                                       -------------       -------------       -------------

        TOTAL OTHER EXPENSES                                238,450             257,444           3,057,428
                                                       -------------       -------------       -------------

NET LOSS                                               $ (1,941,584)       $ (2,155,498)       $(26,542,815)
                                                       =============       =============       =============

BASIC AND DILUTED NET LOSS PER
    COMMON SHARE                                       $       (.06)       $       (.09)
                                                       =============       =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                   32,479,898          24,247,164
                                                       =============       =============

See notes to consolidated financial statements.

                                  NEW VISUAL CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                (UNAUDITED)
                                FOR THE THREE MONTHS ENDED JANUARY 31, 2002

                                                                       Common Stock             Additional
                                                              -----------------------------      Paid-in
                                                                 Shares           Amount         Capital
                                                              -------------   -------------   -------------
Three Months Ended January 31, 2002:
-----------------------------------

Balance - October 31, 2001                                      30,003,681    $     30,003    $ 38,478,279
Issuance of common stock under consulting agreement
   ($.40 to $.66 per share)                                        950,000             950         493,948
Issuance of common stock for cash ($.25 to $.40 per share)       1,445,015           1,445         408,056
Cash received for subscription receivable                               --              --              --
Issuance of common stock in connection with the exercise of
   warrants ($.25 per share)                                       572,000             572         142,428
Value assigned to warrants issued to consultants                        --              --          66,000
Amortization of unearned compensation expense                           --              --              --
Amortization of unearned financing costs                                --              --              --
Net loss                                                                --              --              --
                                                              -------------   -------------   -------------

Balance - January 31, 2002                                      32,970,696    $     32,970    $ 39,588,711
                                                              =============   =============   =============


                                                                                Unearned        Unearned
                                                              Subscription      Financing     Compensation
                                                               Receivable         Costs          Expense
                                                              -------------   -------------   -------------
Three Months Ended January 31, 2002:
------------------------------------

Balance - October 31, 2001                                    $   (103,500)   $   (537,380)   $   (481,751)
Issuance of common stock under consulting agreement
   ($.40 to $.66 per share)                                             --              --              --
Issuance of common stock for cash ($.25 to $.40 per share)              --              --              --
Cash received for subscription receivable                          103,500              --              --
Issuance of common stock in connection with the exercise of
   warrants ($.25 per share)                                            --              --              --
Value assigned to warrants issued to consultants                        --              --              --
Amortization of unearned compensation expense                           --              --         141,509
Amortization of unearned financing costs                                --          80,607              --
Net loss                                                                --              --              --
                                                              -------------   -------------   -------------

Balance - January 31, 2002                                    $         --    $   (456,773)   $   (340,242)
                                                              =============   =============   =============

See notes to consolidated financial statements.

                         NEW VISUAL CORPORATION AND SUBSIDIARIES
                (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                       (UNAUDITED)
                       FOR THE THREE MONTHS ENDED JANUARY 31, 2002

                                                                               Total
                                                            Accumulated     Stockholders'
                                                              Deficit        Deficiency
                                                           -------------   -------------
Three Months Ended January 31, 2002:
------------------------------------

Balance - October 31, 2001                                 $(36,901,264)   $    484,387
Issuance of common stock under consulting agreement
   ($.40 to $.66 per share)                                          --         494,898
Issuance of common stock for cash ($.25 to $.40 per share)           --         409,501
Cash received for subscription receivable                            --         103,500
Issuance of common stock in connection with the exercise
    of warrants ($.25 per share)                                     --         143,000
Value assigned to warrants issued to consultants                     --          66,000
Amortization of unearned compensation expense                        --         141,509
Amortization of unearned financing costs                             --          80,607
Net loss                                                     (1,941,584)     (1,941,584)
                                                           -------------   -------------
Balance - January 31, 2002                                 $(38,842,848)   $    (18,182)
                                                           =============   =============

Accumulated deficit as of October 31, 1999                 $(12,300,033)

Accumulated deficit during development stage
  (November 1, 1999 to January 31, 2002)                    (26,542,815)
                                                           -------------

Total accumulated deficit as of January 31, 2002           $(38,842,848)
                                                           =============

See notes to consolidated financial statements.

                                      NEW VISUAL CORPORATION AND SUBSIDIARIES
                             (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                               FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
                             AND THE PERIOD FROM NOVEMBER 1, 1999 TO JANUARY 31, 2002

                                                               For the Three Months Ended
                                                                       January 31,               For the Period from
                                                            ---------------------------------    November 1, 1999 to
                                                                2002                2001          January 31, 2002
                                                            -------------       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                 $ (1,941,584)       $ (2,155,498)       $(26,542,815)
   Adjustments to reconcile net loss to net cash used
       in operating activities:
          Consulting fees and other compensatory
             elements of stock issuances                         702,407                  --           7,519,843
          Stock issued for acquired in-process
             research and development                                 --                  --           6,050,000
          Stock issued for litigation settlement                      --           1,000,000           1,000,000
          Projects costs written-off                                  --                  --             114,613
          Amortization of unearned financing costs                80,607             250,000           2,543,227
          Depreciation of property and equipment                  20,732              34,880             236,597
          Disposal of property and equipment                       3,596                  --               3,596
          Loss on disposal of equipment                               --                  --               7,500

   (Increase) decrease from changes in:
       Other current assets                                       (8,670)             21,833            (103,086)
       Due from related parties                                  (33,402)             (2,638)           (172,871)
       Projects under development                                   (801)           (300,000)         (1,894,319)
       Other assets                                                 (298)            (40,676)            (28,940)
   Increase (decrease) from changes in:
       Accounts payable and accrued expenses                    (142,664)           (187,596)            871,662
                                                            -------------       -------------       -------------

       NET CASH USED IN OPERATING ACTIVITIES                  (1,320,077)         (1,379,695)        (10,394,993)
                                                            -------------       -------------       -------------

CASH USED IN INVESTING ACTIVITIES
   Acquisition of property and equipment                          (2,513)                 --            (408,548)
                                                            -------------       -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                        513,001           1,431,880           9,088,996
   Proceeds from loan payable                                    145,000                  --             931,886
   Proceeds from exercise of warrants                            143,000                  --             378,000
   Proceeds from convertible notes payable                       312,500                  --             927,500
   Repayment of long-term debt                                        --                  --            (500,000)
                                                            -------------       -------------       -------------

       NET CASH PROVIDED BY FINANCING
          ACTIVITIES                                           1,113,501           1,431,880          10,826,382
                                                            -------------       -------------       -------------

(DECREASE) INCREASE IN CASH                                     (209,089)             52,185              22,841

CASH AND CASH EQUIVALENTS - BEGINNING                            294,802             189,234              62,872
                                                            -------------       -------------       -------------

CASH AND CASH EQUIVALENTS - ENDING                          $     85,713        $    241,419        $     85,713
                                                            =============       =============       =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest                                                 $         --        $         --        $        526
                                                            =============       =============       =============

   Income taxes                                             $         --        $        800        $        800
                                                            =============       =============       =============

See notes to consolidated financial statements.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - PRINCIPLES OF CONSOLIDATION AND BUSINESS AND CONTINUED OPERATIONS

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

         BUSINESS AND CONTINUED OPERATIONS

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

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, for the three months ended January 31, 2002, the Company incurred a net loss of approximately $1,942,000 and had a working capital deficiency of approximately $1,972,000. The Company has limited finances and requires additional funding in order to accomplish its growth objectives and marketing of its products and services. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to expand its planned operations. There is also no assurance that even if the Company manages to obtain adequate funding to complete any contemplated acquisition, such acquisition will succeed in enhancing the Company's business and will not ultimately have an adverse effect on the Company's business and operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - PRINCIPLES OF CONSOLIDATION AND BUSINESS AND CONTINUED OPERATIONS (CONTINUED)

         BUSINESS AND CONTINUED OPERATIONS (CONTINUED)

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

         Management's business plan will require additional financing. To support its operations during the three months ended January 31, 2002, the Company borrowed $312,500 from three trusts and issued various convertible promissory notes. The Company received a $145,000 short-term loan from one of its shareholders.

         During the three months ended January 31, 2002, the Company received $409,501 from the sale of 1,445,015 shares of its common stock and $143,000 from the exercise of 572,000 warrants. The Company is exploring other financing alternatives, including private placements and public offerings.

         The Company's ability to continue as a going concern is dependent upon obtaining additional financing. These consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         LOSS PER SHARE

         Basic earnings per share ("Basic EPS") is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") gives effect to all dilutive potential common shares outstanding during a period. No effect has been given to outstanding options, warrants or convertible notes in the diluted computation, as their effect would be antidilutive.

         STOCK-BASED COMPENSATION

         As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for its stock-based compensation arrangements pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with the provisions of SFAS No. 123, the Company discloses the pro forma effects of accounting for these arrangements using the Black-Scholes option-pricing model to determine fair value.

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

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

         SOP 00-2 requires that film costs be capitalized and reported as a separate asset on the balance sheet. Film costs include all direct negative costs incurred in the production of a film, as well as allocations of production overhead and capitalized interest. Direct negative costs include cost of scenario, story, compensation of cast, directors, producers, writers, extras and staff, cost of set construction, wardrobe, accessories, sound synchronization, rental of facilities on location and post production costs. SOP 00-2 also requires that film costs be amortized and participation costs accrued, using the individual-film-forecast-method-computation method, which amortizes or accrues such costs in the same ratio that the current period actual revenue (numerator) bears to the estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year (denominator).

         In addition, SOP 00-2 also requires that if an event or change in circumstances indicates that an entity should assess whether the fair value of a film is less than its unamortized film costs, then an entity should determine the fair value of the film and write off to the statement of operations the amount by which the unamortized capital costs exceeds the firm's fair value.

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

         In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. Management believes that the implementation of this standard will have no impact on the Company's results of operations and financial position.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - NOTES RECEIVABLE FROM RELATED PARTY

         On September 6, 2001, the Company converted advances made to an officer in the amount of $99,656 into a promissory note, which is payable on demand and bears an interest rate of 7.0% per annum.

         On January 1, 2002, the Company converted advances made to an officer in the amount of $67,631 into a promissory note, which is payable on demand and bears an interest rate of 7.0% per annum.

         As of January 31, 2002, the outstanding amount from the above notes was $170,495, of which $3,208 represented accrued interest.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - PROPERTY AND EQUIPMENT, NET

         Property and equipment consists of the following:

                                                 January 31,  October 31,
                                                     2002        2001
                                                  ---------    ---------

         Furniture and fixtures                   $ 54,096     $ 51,584
         Camera equipment                          540,169      544,664
         Office equipment                          109,430      109,460
                                                  ---------    ---------
                                                   703,695      705,708
         Less:  Accumulated depreciation           440,614      420,812
                                                  ---------    ---------

                Total                             $263,081     $284,896
                                                  =========    =========

         For the three months ended January 31, 2002 and 2001, depreciation expense was $20,732 and $34,880, respectively.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                           January  31,      October 31,
                                               2002              2001
                                           -----------       -----------

         Professional fees                 $  391,112        $  606,807
         Interest payable                     516,600           356,601
         Consulting fees                      196,918           204,192
         Miscellaneous                        187,730           267,424
                                           -----------       -----------

                                           $1,292,360        $1,435,024
                                           ===========       ===========

NOTE 6 - CONVERTIBLE NOTES PAYABLE

         In October 2001, the Company entered into three convertible promissory note agreements with one individual and two companies, totaling $615,000. The Company agreed to pay the principal and an amount equal to 50% of the principal sum if the Company reaches certain milestone from the distribution of its motion picture, which is currently in production. The notes may be converted at any time, in whole or in part, into that number of fully paid and non-assessable shares of common stock at a conversion price of $.40. The additional payment of 50% of the principal, or $307,500, was recorded as interest expense during the quarter ended October 31, 2001.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

         In December 2001, the Company entered into six convertible promissory note agreements with various trusts and individuals, totaling $312,500. The Company agreed to pay the principal and an amount equal to 50% of the principal sum if the Company reaches certain milestone from the distribution of its motion picture, which is currently in production. The notes may be converted at any time, in whole or in part, into that number of fully paid and non-assessable shares of common stock at a conversion price of $.40. The additional payment of 50% of the principal, or $156,250, was recorded as interest expense during the quarter ended January 31, 2002.

         As of January 31, 2002, the outstanding amount for the above notes was $927,500.

NOTE 7 - LONG-TERM DEBT

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

         On July 12, 2001, the Company repaid $500,000 under the above five credit agreements and reduced the balance to $256,886.

         During the three months ended January 31, 2002, no repayment was required or made under the above five credit agreements.

NOTE 8 - STOCKHOLDERS' EQUITY

         SIGNIFICANT COMMON STOCK ISSUANCES DURING THE THREE MONTHS ENDED JANUARY 31, 2002

         As of January 31, 2002, the Company issued 950,000 shares of its common stock as consideration for consulting services performed by four consultants at prices ranging from $.40 to $.66 per share, totaling $494,898.

         As of January 31, 2002, the Company issued 1,445,015 shares of restricted common stock to investors for cash proceeds of $409,501.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

         STOCK OPTION PLANS

         During 2000, the Board of Directors and the stockholders of the Company approved the 2000 Omnibus Securities Plan (the "2000 Plan"), which provides for the granting of incentive and non-statutory options and restricted stock for up to 2,500,000 shares of common stock to officers, employees, directors and consultants of the Company.

         During August of 2001, the Board of Directors of the Company approved the 2001 Stock Incentive Plan (the "2001 Plan" and together with the 2000 Plan, the "Plans"), which provides for the granting of incentive and non-statutory options, restricted stock, dividend equivalent rights and stock appreciation rights for up to 2,500,000 shares of common stock to officers, employees, directors and consultants of the Company.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

         STOCK OPTIONS

         A summary of the Company's stock option activity and related information follows:

                                                                      Weighted                           Weighted
                                                    In the Plan       Average       Outside the Plan     Average
                                                   Stock Options   Exercise Price    Stock Options    Exercise Price
                                                   -------------   --------------    -------------    --------------
         Outstanding - October 31, 2001               512,250        $   3.92          1,938,750        $   3.96

         Options granted - 11/01 - 01/31/02:
           In the Plans                                    --              --                 --              --
         Options granted - 11/01 - 01/31/02:
           Outside the Plans                               --              --                 --              --
         Options expired/cancelled:
           In the Plans                               (28,500)           3.92                 --              --
           Outside the Plans                               --              --           (120,000)           4.86
                                                   -----------       ---------        -----------       ---------

         Outstanding - January 31, 2002               483,750        $   3.92          1,818,750        $   3.90
                                                   ===========       =========        ===========       =========

         Exercisable at January 31:
            2002                                      175,313        $   3.92          1,256,375        $   3.95
            2003                                      278,126        $   3.92          1,494,896        $   4.02
            2004                                      380,439        $   3.92          1,802,084        $   3.92
            2005                                      483,750        $   3.92          1,818,750        $   3.90

         The exercise price for options outstanding as of January 31, 2002 ranged from $1.07 to $4.40.

         At January 31, 2002, 1,984,000 and -0- options are available under the 2000 and 2001 plans, respectively.

         EXPIRED OPTIONS

         In November 2001, an aggregate of 78,500 options to purchase the Company's common stock held by four former employees of NV Technology, Inc. were terminated. Under the terms of the option agreements with these employees, the options terminated three months after the employees were terminated.

         In January 2002, the Company cancelled its employment agreement with its Executive Vice President which in turn cancelled 70,000 unvested options.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

         WARRANTS

         At January 31, 2002, the Company had outstanding warrants to purchase shares of common stock as follows:

                                     Number of         Exercise       Expiration
               Grant Date              Shares            Price           Date
               ----------              ------            -----           ----
         June 7, 2000                    50,000     $       7.00     June 7, 2003
         June 7, 2000                    50,000             8.50     June 7, 2003
         June 7, 2000                    50,000            10.00     June 7, 2003
         June 7, 2000                    50,000            11.50     June 7, 2003
         November 17, 2000            1,000,000             6.00     November 17, 2003
         November 17, 2000            2,428,000    Lesser of 6.00    November 17, 2003
                                                      or 50% of
                                                    market ($0.20
                                                    at 01/31/02)
         March 12, 2001                  67,586             5.10     March 12, 2004
         March 12, 2001                  87,357             4.02     March 12, 2004
         May 3, 2001                    500,000             2.50     May 3, 2006
         May 3, 2001                    250,000             5.00     May 3, 2006
         May 3, 2001                    250,000            10.00     May 3, 2006
         June 14, 2001                   50,000             2.50     June 14, 2006
         June 14, 2001                   25,000             5.00     June 14, 2006
         June 14, 2001                   25,000            10.00     June 14, 2006
         October 31, 2001             1,000,000              .25     October 31, 2006
         November 5, 2001               200,000              .51     November 5, 2005
                                   -------------    -------------

                                      6,082,943     $0.20-$11.50     June 7, 2003 - October 1, 2006
                                   =============    =============

         Exercisable at
           January 31, 2002           6,082,943
                                   =============

         WARRANTS EXERCISED

         During January 2002, 572,000 warrants were exercised at $.25 per share, totaling $143,000.

         WARRANTS GRANTED

         On November 5, 2001, the Company granted two companies warrants to purchase 200,000 shares of its common stock at an exercise price of $.51. The warrants vested immediately and expire on November 5, 2005. The fair value of stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.33, or $66,000.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

         NET LOSS PER SHARE

         Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

                  Warrants to purchase common stock                                  6,082,943
                  Options to purchase common stock                                   2,302,500
                  Convertible notes payable and accrued interest                     1,391,250
                                                                                     ----------

                  Total as of January 31, 2002                                       9,776,693
                                                                                     ==========

                  Substantial issuances after January 31, 2002 through
                     March 14, 2002:

                  Options granted outside the plan                                     500,000
                                                                                     ==========
                  Warrants granted in connection with consulting agreement             300,000
                                                                                     ==========
                  Options granted in connection with 2000 stock incentive plan       1,302,500
                                                                                     ==========
                  Sale of common stock for cash                                      3,674,000
                                                                                     ==========
                  Common stock issued to employees                                     485,000
                                                                                     ==========
                  Additional shares issued under settlement agreement                1,261,946
                                                                                     ==========

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         NEW EMPLOYMENT AGREEMENTS

         On January 1, 2002, the Company cancelled its employment agreement with its Executive Vice President and entered into a new one year employment agreement, whereby the Executive Vice President receives a base salary of $10,417 per month. In addition, the employment agreement provides that the Executive Vice President shall receive an annual bonus that will be applied to two promissory notes he made in favor of the Company. The Executive Vice President owed $100,708 under the first promissory note at October 31, 2001. The second note was issued to the Company on January 1, 2002 for $67,631. All options granted and vested to the Executive Vice President under the June 20, 2000 agreement were retained (140,000 options) and all unvested options granted under the June 20, 2000 agreement were cancelled.

         ROYALTY PAYMENTS

         The Company's projects under development stipulate royalty payments that are based on percentages of revenue.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         JOINT VENTURE PRODUCTION AGREEMENT

         In April 2000, the Company entered into a joint venture production agreement to produce a feature length film for theatrical distribution. The Company will provide the funding for the production in the amount of $2,250,000 and, in exchange, will receive a 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to its initial investment of up to $2,250,000. The film is expected to be completed and ready for a Summer 2002 release. The Company has agreed to deposit into a separate account, on a monthly basis, funds to assure a minimum balance of $200,000 at the beginning of each month, until the total of $2,250,000 has been deposited into the account. As of January 31, 2002, the Company has funded approximately $1,857,000 of production and other costs, which was included in projects under development in the accompanying consolidated balance sheet.

NOTE 10- SUBSEQUENT EVENTS

         COMMON STOCK

         On February 25, 2002, the Company issued a restricted stock award of 500,000 shares of common stock to an executive officer in consideration of his services to the Company. The restricted stock award was granted pursuant to the Company's 2000 Plan. The executive officer purchased the shares for $.001 per share, which are subject to a risk of forfeiture until they vest. The executive officer will not receive possession of the certificates representing the shares, and may not sell any of the shares until such shares vest, which will occur quarterly, 125,000 shares per quarter, beginning April 30, 2002. The Company has the right, pursuant to the terms of the restricted stock award, to repurchase any unvested shares issued pursuant to the award for $.002 per share in the event the executive officer is terminated or if there is a change of control of the Company. The value assigned to the common stock totaled $125,000.

         On February 25, 2002, the Company issued 485,000 shares of restricted common stock to two employees in consideration of their past services to the Company. The value assigned to the common stock totaled $178,238.

         As of March 1, 2002, the Company issued 3,674,000 shares of restricted common stock to investors. The total cash proceeds were $919,400. (see private placement below)

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10- SUBSEQUENT EVENTS (CONTINUED)

         STOCK OPTIONS

         On February 25, 2002, the Company granted non-qualified stock options under its 2000 Plan to purchase 862,500 shares of common stock to employees and employee directors of the Company at an exercise price of $.42 per share. The options vest in four equal quarterly installments starting April 30, 2002. All options expire on February 25, 2012.

         On February 25, 2002, the Company granted two directors options under its 2000 Plan to purchase 400,000 shares of its common stock at an exercise price of $.42. The options vest in four equal quarterly installments starting April 30, 2002. These options also expire on February 25, 2012.

         On February 25, 2002, the Company granted to a director and consultant to the Company options outside the Company's stock option plans to purchase 500,000 shares of its common stock at $.39. The options vest in four equal quarterly installments starting April 30, 2002. These options expire on February 25, 2012.

         On March 4, 2002, the Company granted an advisory board member options under the Company's 2000 Omnibus Securities Plan to purchase 40,000 shares of its common stock at $.42. The options vest immediately and expire ten years from the grant date. The fair value of stock options estimated on the date of grant using the Black-Scholes option pricing model was $.44, or $17,600.

         CONSULTING AGREEMENT

         On February 11, 2002, the Company entered into a one-year consulting agreement for financial communications services, pursuant to which the Company agreed to pay the consultant $10,000 in cash per month. The consulting agreement provides that the Company may terminate the consulting services at any time following 90 consecutive days of representation by the consultant. Pursuant to the agreement, the Company granted the consultant warrants to purchase 300,000 shares of its common stock at exercise prices ranging from $.75 to $2.25. All of the warrants are exercisable immediately, hold piggy-back registration rights and expire two years from the grant date. The fair value of stock options estimated on the date of grant using the Black-Scholes option pricing model is $8,000.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10- SUBSEQUENT EVENTS (CONTINUED)

         EMPLOYMENT AGREEMENT

         On February 25, 2002, the Company entered into a one year employment agreement with its Vice President and Secretary. The agreement provides for the Company to pay a base salary of $13,383.33 per month, plus other fringe benefits, including medical and health insurance and auto allowance. The employee shall receive an annual bonus to be determined at the sole discretion of the Board of Directors.

         SETTLEMENT AGREEMENT

         In February 2002, the Company issued an aggregate of 1,261,946 restricted shares of its common stock to nine individuals who purchased common stock of the Company in a private placement completed in March 2001 and contended that they were entitled to receive these additional shares in connection with their initial purchase agreements. The parties reached an amicable resolution of the matter and the Company received a full and complete release from each investor.

         PRIVATE PLACEMENT

         In February 2002, the Company entered into a private placement agreement with an investor under which the Company agreed to sell 3,000,000 of its restricted common shares for $.25 per share. As part of this agreement, the underlining restricted shares have certain registration rights. This private placement was completed in March 2002.

         LEGAL PROCEEDINGS

         On February 4, 2002, a lawsuit was filed against the Company by Creditors Adjustment Bureau, Inc., a California corporation, who was allegedly assigned rights to any judgement collected on amounts allegedly owed to Arter & Hadden, LLP, the Company's former legal counsel. The plaintiff seeks damages in the amount of $110,559.86, plus 10% interest, costs of the suit and reasonable attorney's fees. The Company is currently investigating the merits of this lawsuit and does not believe the resolution of this matter will have a material adverse effect on the Company's financial position or results of operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes contained in this Form 10-Q.

RESULTS OF OPERATIONS.

FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND THE THREE MONTHS ENDED JANUARY 31, 2001.

         REVENUES. The Company is a development stage company. There were no revenues for the three months ended January 31, 2002 or for the three months ended January 31, 2001.

         OPERATING EXPENSES. Operating expenses included compensatory element of stock issuances, research and development expenses, selling, general and administrative costs and the costs of a litigation settlement in shares of common stock. Total operating expenses decreased to approximately $1,703,000 for the three months ended January 31, 2002, from approximately $1,898,000 for the three months ended January 31, 2001. The decrease resulted primarily from the costs of a litigation settlement in shares of common stock in the three month period ended January 31, 2001. The Company issued 250,000 shares of common stock valued at $1,000,000 in a February 2001 settlement reached with Astounding.com, Inc. and Jack Robinson in connection with certain disputes arising from a non-consummated merger between the Company and Astounding.com, Inc. In addition, research and development expenses decreased approximately $34,000, from $362,702 for the three months ended January 31, 2001 to $329,113 for the three months ended January 31, 2001, as the Company shifted from employee-based research and development to consultant-based research and development. These reductions were offset by increases from 2001 to 2002 in the compensatory element of stock issuances and selling general and administrative expenses. During the first quarter of 2002, there were stock issuances valued at approximately $702,000 for consulting expenses, compared to $-0- during the first quarter of 2001. Selling, general and administrative expenses increased over these periods by approximately $136,000, from $535,352 for the three months ended January 31, 2001 to $671,614 for the same period of 2002.

         OTHER EXPENSES. Other expenses included amortization of unearned financing costs and interest expense. Total other expenses decreased to approximately $238,000 for the three months ended January 31, 2002 from approximately $257,000 for the three months ended January 31, 2001. The decrease primarily resulted from a decrease in amortization of unearned financing costs of approximately $169,000 in connection with a financing arrangement. During the year ended October, 31, 2001 the Company paid down long-term debt in connection with this financing arrangement amounting to $500,000. The decrease in amortization of unearned financing costs was offset by an increase in interest expense of approximately $156,000 resulting from an interest obligation associated with a convertible note payable transaction during the three month period ended January 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was approximately $1,302,000 for the three months ended January 31, 2002 and $1,380,000 for the three months ended January 31, 2001. Cash balances totaled approximately $86,000 as of January 31, 2002, compared to approximately $241,000 as of January 31, 2001.


         Operations have been financed principally through sales of common stock, the exercise of warrants to purchase common stock, loans and the issuance of convertible notes payable. Net proceeds from financing activities amounted to approximately $1,114,000 for the three months ended January 31, 2002, including sales of common stock amounting to approximately $513,000, exercise of warrants resulting in proceeds of approximately $143,000, loans amounting to $145,000 and convertible notes payable amounting to approximately $313,000. Net proceeds from financing activities amounted to approximately $1,432,000 for the three months ended January 31, 2001 and were solely the result of sales of common stock.

         Stock was issued in payment of expenses amounting to approximately $702,000 for the three month period ended January 31, 2002 and in settlement of litigation in the amount of $1,000,000 during the three months ended January 31, 2001.

         Research and development expenses related to the Company's NV Technology (previously New Wheel Technology) subsidiary totaled approximately $329,000 and $363,000 for the three months ended January 31, 2002 and the three months ended January 31, 2001, respectively.

         In April 2000, the Company entered into a joint venture production agreement to produce a feature length film for theatrical distribution. Under the agreement, the Company agreed to provide the funding for the production in the amount of $2,250,000 and, in exchange, it will receive a 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to its initial investment of up to $2,250,000. The film is to be completed and a Summer 2002 release is contemplated. As of January 31, 2001, the Company had funded approximately $2,127,000 of the production costs towards this project, which included the purchase of camera equipment in the amount of $266,004.

         In October 2001, we raised a total of $615,000 through the issuance of convertible promissory notes. During the three months ended January, 31, 2002, the Company issued convertible promissory notes totaling approximately $313,000. The Company agreed to pay the principal and an amount equal to 50% of the principal if certain milestones are reached from the distribution of the feature length film currently in production. The promissory notes are convertible at any time, in whole or in part, into shares of common stock at a conversion price of $0.40 per share.

         In June 2000, we entered into five credit facilities, pursuant to which we borrowed $756,886. We repaid $500,000 of these borrowings during fiscal 2001. The remaining principal and interest at 6% per annum will be due in June 2003.

         In February 2002, the Company entered into a private placement agreement with an investor under which the Company agreed to sell 3,000,000 of its restricted common shares for a purchase price of $750,000. As part of this agreement, the underlining restricted shares have certain registration rights. The private placement was completed in March 2002.

         Management believes funds on hand and available sources of financing will enable the Company to meet its liquidity needs for at least the next three months. Additional cash, however, must be raised in order to continue to meet liquidity needs, satisfy the Company's proposed business plan and expand operations. Management is presently investigating potential financing transactions that management believes can provide additional cash for operations and be profitable in both the short and long-term. Management also intends to attempt to raise funds through private sales of common stock and borrowings. Although management believes these efforts will enable the Company to meet liquidity needs in the future, there can be no assurance that these efforts will be successful.

GOING CONCERN CONSIDERATION

         The Company has continued losses in each of its years of operation, negative cash flow and liquidity problems. These conditions raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should the Company be unable to continue as a going concern.

         The Company has been able to continue based upon its receipt of funds from the issuance of equity securities and borrowings, and by acquiring assets or paying expenses by issuing stock. Its continued existence is dependent upon the Company's continued ability to raise funds through the issuance of its securities or borrowings, and its ability to acquire assets or satisfy liabilities by the issuance of stock. Management's plans in this regard are to obtain other debt and equity financing until profitable operation and positive cash flow are achieved and maintained. Although management believes, based on the fact that it raised approximately $8,576,000 through sales of common stock and $1,372,000 from borrowings in the last two fiscal years, that it will be able to secure suitable additional financing for the Company's operations, there can be no guarantee that such financing will continue to be available on reasonable terms, or at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         There have been no material changes to the Company's market risk for the three months ended January 31, 2002. See the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001 for additional discussions regarding quantitative and qualitative disclosures about market risk.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On February 4, 2002, a lawsuit was filed against the Company by Creditors Adjustment Bureau, Inc., a California corporation, who was allegedly assigned rights to any judgment collected on amounts allegedly owed to Arter & Hadden, LLP, the Company's former legal counsel. The suit, which was filed in the Los Angeles Superior Court, is styled CREDITORS ADJUSTMENT BUREAU, INC., A CALIFORNIA CORPORATION V. NEW VISUAL ENTERTAINMENT, INC., ASTOUNDING GROUP, LLC DBA ASTOUNDING.COM, INC.; DOES I THROUGH X , INCLUSIVE (Case no. BC267550) and seeks damages in the amount of $110,559.88, plus 10% interest, costs of the suit and reasonable attorneys' fees. The Company is currently investigating the merits of this lawsuit and does not believe the resolution of this matter will have a material adverse effect on the Company's financial position or results of operation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) During the three months ended January 31, 2002, the Company issued unregistered securities as follows:

         1. During November 2001, the Company issued 100,000 shares of common stock to Rogallo Management, valued at $66,000, as payment for services rendered.

         2.       In December 2001, the Company:

                  o issued an aggregate of $250,000 principal amount of convertible promissory notes to three investors, which notes are convertible into the Company's common stock at a conversion price of $0.40 per share, and are due and payable upon the receipt by the Company of certain proceeds from its motion picture currently in production; and
                  o sold 250,000 shares of common stock to one investor at $0.40 per share for aggregate proceeds of $100,000.

         3.       In January 2002, the Company:

                  o sold 1,195,015 shares of common stock to 11 investors for aggregate proceeds of $309,500; and
                  o issued an aggregate of $62,500 principal amount of convertible promissory notes to three investors, which notes are convertible into the Company's common stock at a conversion price of $0.40 per share, and are due and payable upon the receipt by the Company of certain proceeds from its motion picture currently in production. Subsequent to January 31, 2002, the Company issued the following unregistered securities:

                  In February 2002, the Company:

                  o issued an aggregate of 1,261,946 restricted shares of its common stock to nine individuals who purchased common stock of the Company in a private placement completed in March 2001 and contended that they were entitled to receive these additional shares in connection with their initial purchase agreements. The Company reached an amicable resolution of the matter and received a full and complete release from each investor;
                  o sold an aggregate 504,000 shares of common stock to 10 investors for aggregate proceeds of $126,000;
                  o issued 150,000 shares of common stock, valued at $69,000 to one individual in connection with services provided to the Company; and
                  o sold 10,000 shares of common stock to one investor for aggregate proceeds of $3,400.

                  In March 2002, the Company:

                  o completed the private placement of 3,160,000 shares of its common stock to five investors for total proceeds of $790,000; and
                  o issued an aggregate 485,000 shares of its common stock to two executive officers of the Company in consideration of past services rendered.

         All of the securities issued in the transactions described above were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of such Securities Act. The recipients of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. The Company believes the recipients were all "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in its common stock. All recipients had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions described above involved general solicitation or advertising.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         ---------- ------------------------------------------------------------
         Exhibit    Description
         ---------- ------------------------------------------------------------
         3.1        Bylaws of New Visual Corporation, as amended.
         ---------- ------------------------------------------------------------
         10.1       Convertible Promissory Note dated December 14, 2001 by New
                    Visual Corporation in favor of the Gerald and Judith Handler
                    Living Trust (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended
                    October 31, 2001 (the "2001 10-K")
         ---------- ------------------------------------------------------------
         10.2       Convertible Promissory Note dated December 14, 2001 by New
                    Visual Corporation in favor of W.P. Lill Jr. Trust dated
                    12/22/99 (incorporated by reference to Exhibit 10.22 of the
                    2001 10-K).
         ---------- ------------------------------------------------------------
         10.3       Convertible Promissory Note dated December 14, 2001 by New
                    Visual Corporation in favor of the Handler Children Trust
                    (incorporated by reference to Exhibit 10.23 of the 2001
                    10-K).
         ---------- ------------------------------------------------------------
         10.4       Employment Agreement dated as of January 1, 2002 by and
                    between New Visual Corporation and John Howell (incorporated by reference to Exhibit 10.24 of the 2001 10-K).
         ---------- ------------------------------------------------------------
         10.5       Promissory Note dated as of January 1, 2002, by John Howell in favor of New Visual Corporation (incorporated by
                    reference to Exhibit 10.25 of the 2001 10-K).
         ---------- ------------------------------------------------------------
         10.6       Warrant Agreement dated February 11, 2002, by and between
                    New Visual Corporation and Elite Financial Communications,
                    LLC
         ---------- ------------------------------------------------------------
         10.7       Stock Option Agreement dated February 25, 2002, by and
                    between New Visual Corporation and Ray Willenberg, Jr.
         ---------- ------------------------------------------------------------
         10.8       Stock Option Agreement dated February 25, 2002, by and
                    between New Visual Corporation and C. Rich Wilson III
         ---------- ------------------------------------------------------------
         10.9       Stock Option Agreement dated February 25, 2002, by and
                    between New Visual Corporation and Ivan Berkowitz
         ---------- ------------------------------------------------------------
         10.10      Stock Option Agreement dated February 25, 2002, by and
                    between New Visual Corporation and Bruce Brown
         ---------- ------------------------------------------------------------
         10.11      Employment Agreement dated February 25, 2002, by and between
                    New Visual Corporation and C. Rich Wilson III
         ---------- ------------------------------------------------------------
         10.12      Restricted Stock Award Agreement dated as of February 25,
                    2002, by and between New Visual Corporation and John Howell
         ---------- ------------------------------------------------------------
         10.13      Consulting Agreement dated February 26, 2002, by and between
                    New Visual Corporation and Thomas J. Cooper
         ---------- ------------------------------------------------------------
         10.14      Stock Option Agreement dated February 26, 2002, by and
                    between New Visual Corporation and Thomas J. Cooper
         ---------- ------------------------------------------------------------

(b)      Reports on Form 8-K:

         Form 8-K dated November 27, 2001, was filed pursuant to Item 5 (Other Events).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NEW VISUAL CORPORATION
                                       (Registrant)


Dated:    March 18, 2002               By:  /s/ RAY WILLENBERG, JR.
                                           -------------------------------------
                                           RAY WILLENBERG, JR.
                                           President and Chief Executive Officer
                                           (PRINCIPAL EXECUTIVE OFFICER)


Dated:   March 18, 2002                By:  /s/ THOMAS J. SWEENEY
                                           -------------------------------------
                                           THOMAS J. SWEENEY
                                           Chief Financial Officer
                                           (PRINCIPAL FINANCIAL AND ACCOUNTING
                                            OFFICER)