Form 10-Q
period 2002-04-30
NEW VISUAL CORP
filed 2002-06-14
CIK 1026595

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002

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

                                  Yes  X     No
                                      ---       ---


     The number of shares of the issuer's Common Stock, par value $.001 per share, outstanding as of June 10, 2002 was 47,513,735.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                               INDEX TO FORM 10-Q
                                 APRIL 30, 2002


                                                                      Page Nos.
                                                                      --------


PART I - FINANCIAL INFORMATION:

    ITEM I - CONSOLIDATED FINANCIAL STATEMENTS


    CONSOLIDATED BALANCE SHEETS                                              1
        At April 30, 2002 (Unaudited) and October 31, 2001


    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                        2
        For the Six Months Ended April 30, 2002 and 2001
        For the Period from November 1, 1999 to April 30, 2002


    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                        3
        For the Three Months Ended April 30, 2002 and 2001


    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)              4-5
        For the Six Months Ended April 30, 2002


    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                       6-7
        For the Six Months Ended April 30, 2002 and 2001
        For the Period from November 1, 1999 to April 30, 2002


    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                8 - 23


    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                   24


PART II - OTHER INFORMATION                                                   33

                                  NEW VISUAL CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                                        CONSOLIDATED BALANCE SHEETS

                                                   ASSETS
                                                   ------
                                                                                At April 30,   At October 31,
                                                                                    2002            2001
                                                                               -------------   -------------
                                                                                (Unaudited)

Current Assets:
   Cash                                                                        $    354,345    $    294,802
   Notes receivable from related party                                              173,404         100,708
   Other receivable from officers                                                    38,019          70,183
   Other current assets                                                              27,439          94,416
                                                                               -------------   -------------

       Total Current Assets                                                         593,207         560,109

Property and Equipment - Net                                                        242,362         284,896
Technology License - Net of accumulated amortization of $34,232 and
   $-0- at April 30, 2002 and October 31, 2001, respectively                      5,716,768              --
Other Assets                                                                         33,640          33,642
Projects under Development                                                        2,036,810       1,912,650
                                                                               -------------   -------------

       Total Assets                                                            $  8,622,787    $  2,791,297
                                                                               =============   =============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                   ------------------------------------

Current Liabilities:
   Convertible notes payable                                                   $    337,500    $    615,000
   Accounts payable and accrued expenses                                            907,594       1,435,024
   License and development fees payable                                           1,559,000              --
                                                                               -------------   -------------

       Total Current Liabilities                                                  2,804,094       2,050,024
                                                                               -------------   -------------

Long-Term Debt                                                                      256,886         256,886
                                                                               -------------   -------------

       Total Liabilities                                                          3,060,980       2,306,910
                                                                               -------------   -------------

Redeemable Series B Preferred Stock (Note 8)                                      3,192,000              --
                                                                               -------------   -------------

Commitments, Contingencies and Other Matters (Notes 6, 7, 8, 9 and 10)

Stockholders' Equity:
   Preferred stock - $0.01 par value; 15,000,000 shares authorized; Series A
       Junior Participating preferred stock; -0- shares issued and
       outstanding                                                                       --              --
   Common stock - $0.001 par value; 100,000,000 shares authorized;
       47,145,691 and 30,003,681 shares issued and outstanding at
       April 30, 2002 and October 31, 2001, respectively                             47,144          30,003
   Additional paid-in capital                                                    44,922,472      38,478,279
   Subscription receivable                                                               --        (103,500)
   Unearned financing fees                                                         (376,166)       (537,380)
   Unearned compensation                                                           (198,734)       (481,751)
   Accumulated deficit at October 31, 1999                                      (12,300,033)    (12,300,033)
   Deficit accumulated during the development stage                             (29,724,876)    (24,601,231)
                                                                               -------------   -------------

       Total Stockholders' Equity                                                 2,369,807         484,387
                                                                               -------------   -------------

       Total Liabilities and Stockholders' Equity                              $  8,622,787    $  2,791,297
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

                            NEW VISUAL CORPORATION AND SUBSIDIARIES
                   (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)

                                                     For the Six Months Ended
                                                             April 30,          For the Period from
                                                  ----------------------------- November 1, 1999 to
                                                       2002            2001       April 30, 2002
                                                  -------------   -------------   -------------
REVENUES                                          $         --    $         --    $     12,200
                                                  -------------   -------------   -------------

OPERATING EXPENSES:
   Cost of sales                                            --              --          21,403
   Projects costs written-off                               --              --         114,613
   Acquired in-process research and
       development expenses                                 --              --       6,050,000
   Compensatory element of stock issuances           1,462,153              --       8,279,589
   Research and development                          1,278,931         662,094       2,933,695
   Selling, general and administrative expenses      1,409,940       1,206,653       7,538,677
   Litigation settlement in shares of common
       stock                                                --       1,000,000       1,000,000
   Loss on disposal of equipment                            --              --           7,500
                                                  -------------   -------------   -------------

       TOTAL OPERATING EXPENSES                      4,151,024       2,868,747      25,945,477
                                                  -------------   -------------   -------------

OPERATING LOSS                                      (4,151,024)     (2,868,747)    (25,933,277)
                                                  -------------   -------------   -------------

OTHER EXPENSES:
   Interest expense                                    449,309          18,430         805,667
   Amortization of unearned financing costs            523,312         500,000       2,985,932
                                                  -------------   -------------   -------------

       TOTAL OTHER EXPENSES                            972,621         518,430       3,791,599
                                                  -------------   -------------   -------------

NET LOSS                                          $ (5,123,645)   $ (3,387,177)   $(29,724,876)
                                                  =============   =============   =============

BASIC AND DILUTED NET LOSS PER
   COMMON SHARE                                   $      (0.14)   $      (0.14)
                                                  =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                               35,487,526      24,614,754
                                                  =============   =============

See notes to consolidated financial statements.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    For the Three Months Ended
                                                            April 30,
                                                  -----------------------------
                                                       2002            2001
                                                  -------------   -------------

REVENUES                                          $         --    $         --
                                                  -------------   -------------

OPERATING EXPENSES:
   Compensatory element of stock issuances             759,746              --
   Research and development                            949,818         299,392
   Selling, general and administrative expenses        738,326         671,301
                                                  -------------   -------------

       TOTAL OPERATING EXPENSES                      2,447,890         970,693
                                                  -------------   -------------

OPERATING LOSS                                      (2,447,890)       (970,693)
                                                  -------------   -------------

OTHER EXPENSES:
   Interest expense                                    291,466          10,986
   Amortization of unearned financing costs            442,705         250,000
                                                  -------------   -------------

       TOTAL OTHER EXPENSES                            734,171         260,986
                                                  -------------   -------------

NET LOSS                                          $ (3,182,061)   $ (1,231,679)
                                                  =============   =============

BASIC AND DILUTED LOSS PER SHARE                  $      (0.08)   $      (0.05)
                                                  =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                       39,967,547      24,940,678
                                                  =============   =============

See notes to consolidated financial statements.

                             NEW VISUAL CORPORATION AND SUBSIDIARIES
                    (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                           (UNAUDITED)
                             FOR THE SIX MONTHS ENDED APRIL 30, 2002

                                            Common Stock              Additional                      Unearned         Unearned
                                    -----------------------------      Paid-in       Subscription     Financing      Compensation
                                        Shares          Amount         Capital        Receivable        Costs           Expense
                                    -------------   -------------   -------------   -------------   -------------   -------------
Six Months Ended April 30, 2002:
-------------------------------

Balance - October 31, 2001            30,003,681    $     30,003    $ 38,478,279    $   (103,500)   $   (537,380)   $   (481,751)
Issuance of common stock
   under consulting agreement
   ($.40 to $.66 per share)            1,256,250           1,256         625,142              --              --              --
Issuance of common stock
   for cash ($.25 to $1.00
   per share)                          5,569,004           5,569       1,679,156              --              --              --
Cash received for
   subscription receivable                    --              --              --         103,500              --              --
Issuance of common stock in
   connection with the exercise
   of warrants ($.25 per share)        2,912,000           2,912         725,088              --              --              --
Cashless exercise of warrants            736,008             736            (736)             --              --              --
Issuance of common stock for
   conversion of promissory
   notes ($.40 to $.70 per share)      3,797,322           3,797       1,753,078              --              --              --
Issuance of common stock for
   release of claims ($.34 per
   share)                              1,261,946           1,262          (1,262)             --              --              --
Issuance of common stock for
   technology license acquisition        624,480             624         749,376              --              --              --
Issuance of common stock for
   consideration of services             985,000             985         302,753              --              --              --
Value assigned to beneficial
   conversion                                 --              --         362,098              --        (362,098)             --
Value assigned to warrants
   issued to consultants                      --              --          66,000              --              --              --
Value assigned to options
   issued to consultants                      --              --         183,500              --              --              --
Amortization of unearned
   compensation expense                       --              --              --              --              --         283,017
Amortization of unearned
   financing costs                            --              --              --              --         523,312              --
Net loss                                      --              --              --              --              --              --
                                    -------------   -------------   -------------   -------------   -------------   -------------

Balance - April 30, 2002              47,145,691    $     47,144    $ 44,922,472    $         --    $   (376,166)   $   (198,734)
                                    =============   =============   =============   =============   =============   =============


See notes to consolidated financial statements.

                            NEW VISUAL CORPORATION AND SUBSIDIARIES
                   (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          (UNAUDITED)
                            FOR THE SIX MONTHS ENDED APRIL 30, 2002

                                                                                      Total
                                                                  Accumulated     Stockholders'
                                                                    Deficit          Equity
                                                                 -------------   -------------

Six Months Ended April 30, 2002:
-------------------------------

Balance - October 31, 2001                                       $(36,901,264)   $    484,387
Issuance of common stock under consulting agreement
   ($.40 to $.66 per share)                                                --         626,398
Issuance of common stock for cash ($.25 to $1.00 per share)                --       1,684,725
Cash received for subscription receivable                                  --         103,500
Issuance of common stock in connection with the exercise
   of warrants ($.25 per share)                                            --         728,000
Cashless exercise of warrants                                              --              --
Issuance of common stock for conversion of promissory
   notes ($.40 to $.70 per share)                                          --       1,756,875
Issuance of common stock for release of claims
   ($.34 per share)                                                        --              --
Issuance of common stock for technology license acquisition                --         750,000
Issuance of common stock for consideration of services                     --         303,738
Value assigned to beneficial conversion                                    --              --
Value assigned to warrants issued to consultants                           --          66,000
Value assigned to options issued to consultants                            --         183,500
Amortization of unearned compensation expense                              --         283,017
Amortization of unearned financing costs                                   --         523,312
Net loss                                                           (5,123,645)     (5,123,645)
                                                                 -------------   -------------
                                                                 $(42,024,909)   $  2,369,807
                                                                 =============   =============

Balance - April 30, 2002


Accumulated deficit as of October 31, 1999                       $(12,300,033)

Accumulated deficit during development stage (November 1, 1999
  to April 30, 2002)                                              (29,724,876)
                                                                 -------------

Total accumulated deficit as of April 30, 2002                   $(42,024,909)
                                                                 =============

See notes to consolidated financial statements.

                                NEW VISUAL CORPORATION AND SUBSIDIARIES
                       (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
                            FOR THE SIX MONTHS ENDED APRIL 30, 2002 AND 2001
                         AND THE PERIOD FROM NOVEMBER 1, 1999 TO APRIL 30, 2002

                                                            For the Six Months Ended
                                                                    April 30,           For the Period from
                                                          ----------------------------- November 1, 1999 to
                                                               2002           2001        April 30, 2002
                                                          -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                               $ (5,123,645)   $ (3,387,177)   $(29,724,876)
   Adjustments to reconcile net loss to net cash used
       in operating activities:
          Consulting fees and other compensatory
             elements of stock issuances                     1,462,153              --       8,279,589
          Stock issued for acquired in-process
             research and development                               --              --       6,050,000
          Stock issued for litigation settlement                    --       1,000,000       1,000,000
          Projects costs written-off                                --              --         114,613
          Amortization of unearned financing costs             523,312         500,000       2,985,932
          Depreciation and amortization                         75,683          69,813         291,548
          Disposal of property and equipment                     3,596              --           3,596
          Loss on disposal of equipment                             --              --           7,500
          Interest charges related to convertible notes        403,125              --         403,125

   Changes in Assets (Increase) Decrease:
       Other current assets                                     66,977          21,833         (27,439)
       Due from related parties                                (40,530)        (41,448)       (179,999)
       Projects under development                             (124,160)       (445,000)     (2,017,678)
       Other assets                                                 --         (37,799)        (28,642)
   Changes in Liabilities Increase (Decrease):
       Accounts payable and accrued expenses                  (344,930)       (123,336)        669,396
                                                          -------------   -------------   -------------

   NET CASH USED IN OPERATING ACTIVITIES                    (3,098,419)     (2,443,114)    (12,173,335)
                                                          -------------   -------------   -------------

CASH USED IN INVESTING ACTIVITIES
   Acquisition of property and equipment                        (2,513)         (3,567)       (408,548)
   Acquisition of license and related development fee         (250,000)             --        (250,000)
                                                          -------------   -------------   -------------

   NET CASH USED IN INVESTING ACTIVITIES                      (252,513)         (3,567)       (658,548)
                                                          -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                    1,788,725       2,314,679      10,364,720
   Proceeds from loan payable                                       --              --         756,886
   Proceeds from exercise of warrants                          728,000              --         993,000
   Proceeds from convertible notes payable                     893,750              --       1,508,750
   Repayment of long-term debt                                      --              --        (500,000)
                                                          -------------   -------------   -------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                 3,410,475       2,314,679      13,123,356
                                                          -------------   -------------   -------------

INCREASE (DECREASE) IN CASH                                     59,543        (132,002)        291,473

CASH AND CASH EQUIVALENTS - BEGINNING                          294,802         189,234          62,872
                                                          -------------   -------------   -------------

CASH AND CASH EQUIVALENTS - ENDING                        $    354,345    $     57,232    $    354,345
                                                          =============   =============   =============

See notes to consolidated financial statements.

                                NEW VISUAL CORPORATION AND SUBSIDIARIES
                       (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
                            FOR THE SIX MONTHS ENDED APRIL 30, 2002 AND 2001
                         AND THE PERIOD FROM NOVEMBER 1, 1999 TO APRIL 30, 2002

                                                          For the Six Months Ended
                                                                  April 30,         For the Period from
                                                          ------------------------  November 1, 1999 to
                                                             2002         2001        April 30, 2002
                                                          -----------  -----------      -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest                                               $       --   $       --       $      526
                                                          ===========  ===========      ===========

   Income taxes                                           $       --   $       --       $       --
                                                          ===========  ===========      ===========

Non-cash investing and financing activities:
   Convertible notes satisfied by issuance of stock       $1,171,250   $       --       $1,171,250
                                                          ===========  ===========      ===========

   Issuance of 3,192 shares of Series B Preferred Stock
   and 624,480 shares of common stock for acquisition
   of license                                             $3,942,000   $       --       $3,942,000
                                                          ===========  ===========      ===========

See notes to consolidated financial statements.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  1-          PRINCIPLES OF CONSOLIDATION AND BUSINESS AND CONTINUED
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

                  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, for the six months ended April 30, 2002, the Company incurred a net loss of $5,123,645 and had a working capital deficiency of $2,210,887. The Company has limited finances and requires additional funding in order to accomplish its growth objectives and marketing of its products and services. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to expand its planned operations. There is also no assurance that even if the Company manages to obtain adequate funding to complete any contemplated acquisition, such acquisition will succeed in enhancing the Company's business and will not ultimately have an adverse effect on the Company's business and operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


NOTE 1- PRINCIPLES OF CONSOLIDATION AND BUSINESS AND CONTINUED OPERATIONS (CONTINUED)

                  BUSINESS AND CONTINUED OPERATIONS (CONTINUED)

                  The success of the Company's telecommunication segment is dependent upon the successful completion of development and testing of its broadband technology currently under development by its wholly owned subsidiary, NV Technology, Inc. No assurance can be given that the Company can complete development of such technology, or that with respect to such technology that is fully developed, it can be commercialized on a large scale basis or at a feasible cost. No assurance can be given that such technology will receive market acceptance.

                  Until the commencement of sales from either segment, the Company will have no operating revenues, but will continue to incur substantial operating expenses, capitalized costs and operating losses.

                  Management's business plan will require additional financing. To support its operations during the six months ended April 30, 2002, the Company borrowed $893,750 from various trusts and individuals and issued convertible promissory notes.

                  During the six months ended April 30, 2002, the Company received $ 1,684,725 from the sale of 5,569,004 shares of its common stock and $728,000 from the exercise of 2,912,000 warrants. The Company is exploring other financing alternatives, including private placements and public offerings.

                  The Company's ability to continue as a going concern is dependent upon obtaining additional financing. These consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the six-month period ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002.

                  The consolidated balance sheet at October 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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
                  OPERATIONS (CONTINUED)

                  BUSINESS AND CONTINUED OPERATIONS (CONTINUED)

                  For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended October 31, 2001.

NOTE  2 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  USE OF ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                  STOCK-BASED COMPENSATION

                  As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for its stock-based compensation arrangements pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with the provisions of SFAS No. 123, the Company discloses the pro forma effects of accounting for these arrangements using the Black-Scholes option pricing model to determine fair value.

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

                  RECLASSIFICATIONS

                  Certain prior year balances have been reclassified to conform with the current year presentation.

                  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

                  In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The provisions of SFAS 141 have been adopted as of July 1, 2001. The implementation of this standard did not have an impact on the Company's results of operations and financial position.

                  In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. The implementation of this standard did not have an impact on the Company's results of operations and financial position.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  2 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

                  In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The implementation of this standard did not have an impact on the Company's results of operations and financial position.

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

                  As of April 30, 2002, the outstanding amount from the above notes was $173,404, of which $6,117 represented accrued interest.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  4 -         PROPERTY AND EQUIPMENT, NET

                  Property and equipment consists of the following:

                                                                At April 30,      At October 31,
                                                                    2002               2001
                                                              ----------------   ----------------
                            Furniture and fixtures            $        54,097    $        51,584
                            Camera equipment                          540,168            544,664
                            Office equipment                          109,430            109,460
                                                              ----------------   ----------------
                                                                      703,695            705,708
                            Less:  Accumulated depreciation           461,333            420,812
                                                              ----------------   ----------------

                                   Total                      $       242,362    $       284,896
                                                              ================   ================

                  For the six months ended April 30, 2002 and 2001, depreciation expense was $41,451 and $35,696, respectively.

NOTE  5 -         DEVELOPMENT AND LICENSE AGREEMENT

                   On April 17, 2002, the Company entered into a development and license agreement with Adaptive Networks, Inc. ("ANI") to acquire a worldwide, perpetual license to ANI's Powerstream technology, intellectual property, and patent portfolio for use in products relating to all applications in the field of the copper telephone wire telecommunications network. In consideration of the grant of the license, the Company assumed certain debt obligations of ANI to Zaiq Technologies, Inc. ("Zaiq") and TLSI, Inc. ("TLSI"). The Company then issued 3,192 shares of its Series B Preferred Stock with a liquidation preference of $1,000 per share and paid $250,000 in cash to Zaiq in satisfaction of the Zaiq debt. The Company also issued 624,480 shares of common stock to TLSI in satisfaction of the TLSI debt. The Company also agreed to pay ANI a development fee of $1,559,000 for additional development services and to pay ANI a royalty equal to a percentage of the net sales of products sold by the Company and license revenue received by the Company.

                  The license fee of $4,192,000 is payable as follows:

                            Cash to Zaiq ($100,000 paid as of April 30, 2002)                 $      250,000

                            3,192 shares issued to Zaiq of the Company's Series B
                            Preferred Stock with liquidation preference of $1,000 per share        3,192,000

                            624,480 shares issued to TLSI of the Company's common stock
                            valued at                                                                750,000
                                                                                              ---------------
                                                                                              $    4,192,000
                                                                                              ===============

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  5 -         DEVELOPMENT AND LICENSE AGREEMENT (CONTINUED)

                  The Company capitalized the payments due for the license fee and development fee totaling $5,751,000. These capitalized costs are being amortized on a straight-line basis over seven years commencing April 17, 2002. Amortization expense related to this intangible asset was $34,232 for the period ended April 30, 2002.

NOTE  6 -         ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                  Accounts payable and accrued expenses consist of the following:

                                               At April 30,      At October 31,
                                                   2002               2001
                                             ----------------   ---------------

                         Professional fees   $       417,628    $      606,807
                         Interest payable            225,350           356,601
                         Consulting fees              84,447           204,192
                         Miscellaneous               180,169           267,424
                                             ----------------   ---------------

                                             $       907,594    $    1,435,024
                                             ================   ===============

NOTE  7 -         CONVERTIBLE NOTES PAYABLE

                  As of April 30, 2002, the Company entered into sixteen convertible promissory note agreements with various trusts and individuals, totaling $1,508,750. The Company agreed to pay the principal and an amount equal to 50% of the principal sum if the Company reaches certain milestone from the distribution of its motion picture, which is currently in production. The notes may be converted at any time, in whole or in part, into that number of fully paid and non-assessable shares of common stock at a conversion price ranging from $.40 to $.70. In March 2002, thirteen convertible promissory notes were converted to 3,797,322 shares of the Company's common stock, totaling $1,756,875, of which $585,625 represented accrued interest.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  7 -         CONVERTIBLE NOTES PAYABLE (CONTINUED)

                  As of April 30, 2002, the outstanding amount for the above notes was $506,250, of which $168,750 was recorded as interest expense.

                  Several of the above convertible note agreements that were entered into during the quarter ended April 30, 2002 were convertible into common stock at a conversion rate lower than the market price at the issuance of the convertible notes. Therefore, as of April 30, 2002, $362,098 was charged to financing costs due to the beneficial conversion feature.

NOTE  8 -         REDEEMABLE SERIES B PREFERRED STOCK

                  On April 10, 2002, the Company amended its Articles of Incorporation and designated 4,000 of its authorized preferred stock as a Series B Preferred Stock, par value $.01 per share, with a liquidation preference of $1,000 per share.

                  The Series B preferred shares are mandatorily redeemable by the Company at the liquidation preference as follows:

                  (i) Closing of financing transaction of at least $15 million.

                  (ii) Closing of a corporate transaction (such as a merger, consolidation, reorganization, sale of significant assets, etc.) resulting in a change of control.

                  (iii) In the event the Company completes a financing, which is at least $3 million but less than $15 million, the Company must partially redeem the Series B preferred shares based on a fraction, the numerator of which is the net cash proceeds received by the Company, as a result of the financing transaction, and the denominator of which is $15 million.

                  (iv) The Company is obligated to redeem any outstanding Series B Preferred Stock at its liquidation preference, in eight equal quarterly payments, commencing on March 31, 2005 and ending on December 31, 2006.

                  Holders of Series B Preferred are entitled to receive dividends if, as and when declared by the Company's Board of Directors in preference to the holders of its common stock and of any other stock ranking junior to the Series B Preferred with respect to dividends.

                  The Company cannot declare or pay any dividend or make any distribution on its common stock unless a dividend or distribution of at least two times the dividend paid on the common stock is also paid on the Series B Preferred. Holders of Series B Preferred are also entitled to share pro rata (based on the aggregate liquidation preference) in any dividend, redemption or other distribution made to any other series of the Company's preferred stock. The Series B Preferred Stock does not have voting rights except as required by law.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  8 -         REDEEMABLE SERIES B PREFERRED STOCK (CONTINUED)

                  Each share of the Series B Preferred stock is convertible into shares of the Company's common stock by dividing $1,000 by the conversion price. The conversion price is the fair market of the Company's common stock at the time of conversion, but not to be less than $.34 per share, subject to adjustment, and not to exceed $4.00 per share, subject to adjustment. Holders of the Series B Preferred stock were granted piggy-back registration rights to register common shares reserved for such conversion.

                  In April 2002, the Company issued 3,192 shares of its Series B Preferred stock in connection with a development and license agreement discussed in Note 5. As of April 30, 2002, there were 4,000 authorized Series B Preferred shares and 3,192 issued and outstanding.

NOTE  9 -         STOCKHOLDERS' EQUITY

                  SIGNIFICANT COMMON STOCK ISSUANCES DURING THE SIX MONTHS ENDED APRIL 30, 2002

                  In February 2002, the Company issued an aggregate of 1,261,946 restricted shares of its common stock to seven individuals who purchased common stock of the Company in a private placement completed in March 2001 and contended that they were entitled to receive these additional shares in connection with their initial purchase agreements. The parties reached an amicable resolution of the matter and the Company received a full and complete release from each investor.

                  On February 25, 2002, the Company issued a restricted stock award of 500,000 shares of common stock to an executive officer in consideration of his services to the Company. The restricted stock award was granted pursuant to the Company's 2000 Plan. The executive officer purchased the shares for $.001 per share, which are subject to a risk of forfeiture until they vest. The executive officer will not receive possession of the certificates representing the shares, and may not sell any of the shares until such shares vest, which will occur quarterly, 125,000 shares per quarter, beginning April 30, 2002. The Company has the right, pursuant to the terms of the restricted stock award, to repurchase any unvested shares issued pursuant to the award for $.002 per share in the event the executive officer is terminated, or if there is a change of control of the Company. The compensatory value assigned to the common stock totaled $125,000.

                  On February 25, 2002, the Company issued 485,000 shares of restricted common stock to two employees in consideration of their past services to the Company. The compensatory value assigned to the common stock totaled $178,238.

                  As of April 30, 2002, the Company issued 1,256,250 shares of its common stock as consideration for consulting services performed by various consultants at prices ranging from $.40 to $.66 per share, totaling $626,398.

                  As of April 30, 2002, the Company issued 5,569,004 shares of restricted common stock to investors for cash proceeds of $1,684,725.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  9 -         STOCKHOLDERS' EQUITY (CONTINUED)

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

                  On February 25, 2002, the Company granted to a director and consultant to the Company (who became its Chief Executive Officer on June 1, 2002) options outside the Company's stock option plans to purchase 500,000 shares of its common stock at $.39. The options vest in four equal quarterly installments starting April 30, 2002. These options expire on February 25, 2012.

                  On February 25, 2002, the Company granted an advisory board member options under the Company's 2000 Omnibus Securities Plan to purchase 40,000 shares of its common stock at $.42. The options vest immediately and expire ten years from the grant date. The fair value of stock options estimated on the date of grant using the Black-Scholes option pricing model was $.30, or $12,000.

                  On February 22, 2002, the Company granted non-qualified stock options to purchase 250,000 shares of common stock to a consultant at an exercise price of $.40 per share. The options vest in five equal quarterly installments starting February 22, 2002. These options expire on February 22, 2012. The fair value of stock options estimated on the date of grant using the Black-Scholes option pricing model was $.32, or $80,000.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  9 -         STOCKHOLDERS' EQUITY (CONTINUED)

                  STOCK OPTION PLANS (CONTINUED)

                  On March 22, 2002, the Company granted, outside the Company's stock option plans to a director and employee who became its Chief Executive Officer on June 1, 2002, options to purchase 1,500,000 shares of its common stock at $1.02. The options vest in four equal quarterly installments starting June 1, 2002. These options expire on March 22, 2012.

                  On March 22, 2002, the Company granted its Chief Executive Officer on that date options outside the Company's stock option plans to purchase 100,000 shares of its common stock at $1.02. The options vest immediately and expire on March 22, 2012.

                  On March 22, 2002, the Company granted two consultants options outside the Company's stock option plans to purchase 75,000 shares of its common stock at $1.02. The options vest immediately and expire on March 22, 2012. The fair value of stock options estimated on the date of grant using the Black-Scholes option pricing model was $1.16, or $87,000.

                  STOCK OPTIONS

                  A summary of the Company's stock option activity and related information follows:

                                                                          Weighted                         Weighted
                                                         In the Plan       Average     Outside the Plan     Average
                                                       Stock Options  Exercise Price     Stock Options  Exercise Price
                                                       -------------  --------------     -------------  --------------

                  Outstanding - October 31, 2001            512,250      $   3.92          1,938,750        $   3.96

                  Options granted - 11/01 - 04/30/02:
                     In the Plans                         1,302,500           .42                 --              --
                  Options granted - 11/01 - 04/30/02:
                     Outside the Plans                           --            --          2,425,000             .83
                  Options expired/cancelled:
                     In the Plans                           (28,500)         3.92                 --              --
                     Outside the Plans                           --            --           (120,000)           4.86
                                                        ------------     ---------       ------------       ---------

                  Outstanding - April 30, 2002            1,786,250      $   1.37          4,243,750        $   2.15
                                                        ============     =========       ============       =========

                  Exercisable at April 30:
                     2002                                   633,750      $   1.96          1,604,375        $   3.24
                     2003                                 1,470,938      $   1.33          3,953,230        $   2.03
                     2004                                 1,673,750      $   1.43          4,227,085        $   2.15
                     2005                                 1,786,250      $   1.37          4,243,750        $   2.15

                  The exercise price for options outstanding as of April 30, 2002 ranged from $.39 to $4.40.

                  Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant, as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," net loss as of April 30, 2002 would have been $7,523,395, or $.21 per share.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  9 -         STOCKHOLDERS' EQUITY (CONTINUED)

                  EXPIRED OPTIONS

                  In November 2001, an aggregate of 78,500 options to purchase the Company's common stock held by four former employees of NV Technology, Inc. were terminated. Under the terms of the option agreements with these employees, the options terminated three months after the employees were terminated.

                  In January 2002, the Company cancelled its employment agreement with an Executive Vice President which in turn cancelled 70,000 unvested options.

                  WARRANTS

                  At April 30, 2002, the Company had outstanding warrants to purchase shares of common stock as follows:

                                                    Number of         Exercise         Expiration
                             Grant Date               Shares            Price             Date
                             ----------               ------            -----             ----
                        June 7, 2000                    50,000     $       7.00     June 7, 2003
                        June 7, 2000                    50,000             8.50     June 7, 2003
                        June 7, 2000                    50,000            10.00     June 7, 2003
                        June 7, 2000                    50,000            11.50     June 7, 2003
                        November 17, 2000            1,000,000             6.00     November 17, 2003
                        November 17, 2000               88,000    Lesser of $6.00   November 17, 2003
                                                                     or 50% of
                                                                   market ($.54
                                                                   at 04/30/02)
                        March 12, 2001                  67,586             5.10     March 12, 2004
                        March 12, 2001                  87,357             4.02     March 12, 2004
                        May 3, 2001                    500,000             2.50     May 3, 2006
                        May 3, 2001                    250,000             5.00     May 3, 2006
                        May 3, 2001                    250,000            10.00     May 3, 2006
                        June 14, 2001                   50,000             2.50     June 14, 2006
                        June 14, 2001                   25,000             5.00     June 14, 2006
                        June 14, 2001                   25,000            10.00     June 14, 2006
                        November 5, 2001               200,000              .51     November 5, 2005

                        February 11, 2002               50,000              .75     February 11, 2004
                        February 11, 2002               50,000             1.25     February 11, 2004
                        February 11, 2002              100,000             1.75     February 11, 2004
                        February 11, 2002              100,000             2.25     February 11, 2004
                                                  -------------    -------------

                                                     3,042,943     $0.20-$11.50     June 7, 2003 - October 1, 2006
                                                  =============    =============

                        Exercisable at
                          April 30, 2002             3,042,943
                                                  =============

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  9 -         STOCKHOLDERS' EQUITY (CONTINUED)

                  WARRANTS EXERCISED

                  During the six months ended April 30, 2002, 2,912,000 warrants were exercised at $.25 per share, totaling $728,000.

                  During March 2002, 1,000,000 warrants were exercised on a cashless basis and the Company issued 736,008 shares of common stock.

NOTE 10 -         COMMITMENTS AND CONTINGENCIES

                  WARRANTS GRANTED

                  On November 5, 2001, the Company granted two companies warrants to purchase 200,000 shares of its common stock at an exercise price of $.51. The warrants vested immediately and expire on November 5, 2005. The fair value of stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.33, or $66,000.

                  On February 11, 2002, the Company granted a company warrants to purchase 300,000 shares of its common stock at an exercise price ranging from $.75 to $2.25. The fair value of stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $4,500.

                  NET LOSS PER SHARE

                  Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

                         Warrants to purchase common stock                          3,042,943
                         Options to purchase common stock                           6,030,000
                         Convertible notes payable and accrued interest             1,246,875
                         Series B Preferred stock                                   2,955,556
                                                                                  ------------

                         Total as of April 30, 2002                                13,275,374
                                                                                  ============



                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10 -         COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  NEW EMPLOYMENT AGREEMENTS

                  On January 1, 2002, the Company entered into a new one-year employment agreement with an Executive Vice President, replacing the Executive Vice President's former employment agreement. Under the terms of the new agreement, the Executive Vice President receives a base salary of $10,417 per month. In addition, the employment agreement provides that the Executive Vice President will receive an annual bonus that will be applied to two promissory notes he made in favor of the Company. The Executive Vice President owed $100,708 under the first promissory note at October 31, 2001. The second note was issued to the Company on January 1, 2002 for $67,631. All options granted and vested to the Executive Vice President under the former agreement were retained (140,000 options) and all unvested options granted under the former agreement were cancelled.

                  On February 25, 2002, the Company entered into a one year employment agreement with its Vice President and Secretary. The agreement provides for the Company to pay a base salary of $13,383.33 per month. The employee may receive an annual bonus to be determined at the sole discretion of the Board of Directors.

                  On March 22, 2002, the Company entered into a new three-year employment agreement with its Chief Executive Officer at the time, Ray Willenberg, Jr. Pursuant to the agreement, Mr. Willenberg continued to serve as the Company's Chief Executive Officer until June 1, 2002, at which time Mr. Willenberg stepped down as CEO and became an Executive Vice President of the Company. In addition, the employment agreement provides for a base salary of $14,583 per month and options to purchase 100,000 shares of common stock at $1.02 per share. All options are exercisable immediately and expire ten years from the grant date.

                  On March 22, 2002, the Company entered into a three-year employment agreement with its current Chief Executive Officer, Thomas Cooper. Pursuant to the agreement, Mr. Cooper worked part-time until June 1, 2002, at which time he assumed the role of Chief Executive Officer. The Company agreed to pay a base salary of $10,417 per month prior to June 1, 2002 and $20,833 per month after June 1, 2002. In addition, Mr. Cooper may receive an annual bonus based on his performance as determined at the sole discretion of the Board of Directors. Pursuant to the terms of the agreement, Mr. Cooper was issued options to purchase 1,500,000 shares of the Company's common stock at $1.02 per share. The options vest in twelve equal quarterly installments starting June 1, 2002. These options expire on March 22, 2012.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10 -         COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  CONSULTING AGREEMENT

                  On February 11, 2002, the Company entered into a one-year consulting agreement for financial communications services, pursuant to which the Company agreed to pay the consultant $10,000 in cash per month. The consulting agreement provides that the Company may terminate the consulting services at any time following 90 consecutive days of representation by the consultant. Pursuant to the agreement, the Company granted the consultant warrants to purchase 300,000 shares of its common stock at exercise prices ranging from $.75 to $2.25. All of the warrants are exercisable immediately, hold piggy-back registration rights and expire two years from the grant date. The fair value of stock options estimated on the date of grant using the Black-Scholes option pricing model is $4,500.

                  On March 22, 2002, the Company entered into a consulting agreement with an individual for advisory services relating to the Company's technology for transmitting high speed data over extended ranges of copper telephone wire. The Company agreed to pay the consultant $15,000 per month and options to purchase 50,000 shares of its common stock at an exercise price of $1.02. All of the options are exercisable immediately and expire ten years from the grant date. The fair value of stock options estimated on the date of grant using the Black-Scholes option pricing model is $1.16, or $58,000.

                  ROYALTY PAYMENTS

                  The Company's projects under development stipulate royalty payments that are based on percentages of revenue.

                  JOINT VENTURE PRODUCTION AGREEMENT

                  In April 2000, the Company entered into a joint venture production agreement to produce a feature length film for theatrical distribution. The Company will provide the funding for the production in the amount of $2,250,000 and, in exchange, will receive a 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to its initial investment of up to $2,250,000. The Company's management currently expects to receive revenue from the film in three categories. These categories are upfront distribution licenses, product or title sponsorships, and, of course, box-office ticket sales. Initial revenues are expected late in calendar 2002 or early 2003. The Company has agreed to deposit into a separate account, on a monthly basis, funds to assure a minimum balance of $200,000 at the beginning of each month, until the total of $2,250,000 has been deposited into the account. As of April 30, 2002, the Company has funded approximately $1,980,000 of production and other costs, which was included in projects under development in the accompanying consolidated balance sheet. In addition, approximately $266,000 was funded to purchase camera equipment.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10 -         COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  LEGAL PROCEEDINGS

                  On February 4, 2002, a lawsuit was filed against the Company by Creditors Adjustment Bureau, Inc., a California corporation, who was allegedly assigned rights to any judgement collected on amounts allegedly owed to Arter & Hadden, LLP, the Company's former legal counsel. The plaintiff seeks damages in the amount of $110,559.86, plus 10% interest, costs of the suit and reasonable attorney's fees. The Company does not believe the resolution of this matter will have a material adverse effect on the Company's financial position or results of operation.

                  On March 20, 2002, Allan L. Blevins and Michael Shepperd, former officers of the Company, filed a lawsuit in California Superior Court against the Company and one of its directors and executive officers, in which Messrs. Blevins and Shepperd contend that the Company breached a February 2000 merger agreement. They also claim that the defendants breached fiduciary duties owed to them and engaged in tortious interference with prospective economic advantage. The claims stem from a dispute regarding three million shares of the Company's common stock issued to Messrs. Blevins and Shepperd under the merger agreement. The plaintiffs seek injunctive and declaratory relief, compensatory and punitive damages, costs and attorney's fees. They also seek to compel arbitration of their claims. The Company intends to vigorously defend this matter and does not believe that resolution of this dispute will have a material adverse effect on its financial condition or results of operations.

NOTE 11 -         SEGMENT INFORMATION

                  Summarized financial information concerning the Company's reportable segments is shown in the following table:

                  For the Six Months Ended April 30, 2002:

                                                  Telecommunication   Entertainment      Unallocable
                                                       Business          Business         Expenses        Totals
                                                       --------          --------         --------        ------
                    Net Sales                      $          --      $         --     $         --    $        --

                    Operating Loss                 $  (1,278,931)     $         --     $ (3,844,714)   $(5,123,645)

                    Depreciation and
                      Amortization                 $     202,887      $    369,747     $     26,361    $   598,995

                    Interest Expense                          --      $    449,309     $         --    $   449,309

                    Total Identifiable Assets      $   5,769,651      $  2,192,313     $    660,823    $ 8,622,787

NOTE 12 -         SUBSEQUENT EVENTS

                  On May 21, 2002, the Company entered into five convertible promissory note agreements with various trusts and individuals, totaling $250,000. The Company agreed to pay the principal and an amount equal to 50% of principal sum if the Company reaches certain milestone from the distribution of its motion picture, which is currently in production. The note may be converted at any time, in whole or in part, into that number of fully paid and non-assessable shares of common stock at a conversion price of $1.00.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes contained in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. You should exercise extreme caution with respect to all forward-looking statements in this report. Specifically, the following statements are forward-looking:

                  statements regarding development and deployment of our technology, including without limitation our intended markets, competition and future projects;

                  statements regarding our research and development efforts and expenses;

                  statements regarding our selling, general and administrative expenses;

                  statements regarding our capital resources sufficiency;

                  any statements using the words "anticipate," "believe," "estimate," "expect," "intend," and similar words; and

                  any statements other than historical fact.

         We believe that it is important to communicate our future expectations to our shareholders. Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous, risks, uncertainties and assumptions, including without limitation the factors listed below in "Factors You Should Consider Before Investing in New Visual." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct or that unforeseen developments will not occur. Should any one or more of these or other risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described in this report. We undertake no duty to update or revise any forward-looking statements.

OVERVIEW

         New Visual Corporation is a late development-stage fabless semiconductor company. By "fabless," we mean that we design and develop semiconductor chips, but intend to outsource the fabrication of our own semiconductor chips. We are developing advanced technology to enable data to be transmitted across copper telephone wire at speeds and over distances that exceed those offered by other semiconductor companies. We intend to market our products globally to leading chipmakers and equipment makers in the telecommunications industry. Our technology is designed to dramatically increase the capacity of the copper telephone network, allowing telephone companies to provide data, voice and video services over the existing copper telecommunications infrastructure - reducing costs, increasing revenue per line, and reducing or eliminating the need to install fiber optic technology in the access, or "last mile," portion of the network.

         Currently, we are building an FPGA-based (field programmable gate array) hardware implementation of our initial product for field testing. We expect to complete this prototype in the next three or four months and expect to release a first generation ASIC (application specific integrated circuit) by the second quarter of 2003.

         During the 2000 fiscal year, we entered into a joint venture to produce a feature length film for mainstream theatrical release. The film has the working title STEP INTO LIQUID and is almost completed.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED APRIL 30, 2002 AND 2001


         REVENUES. We are a development-stage company. There were no revenues for the six months ended April 30, 2002 or the six months ended April 30, 2001.

         OPERATING EXPENSES. Operating expenses included the compensatory element of stock issuances, research and development expenses, the costs of a litigation settlement in shares of common stock and selling, general and administrative expenses. Total operating expenses increased to approximately $4,151,000 for the six months ended April 30, 2002, from approximately $2,869,000 for the six months ended April 30, 2001. The increase resulted primarily from the issuance of common stock for consulting services during the six month period ended April 30, 2002 of approximately $1,462,000 compared to $-0- for the six months ended April 30, 2001. In addition, research and development expenses increased to approximately $1,279,000 during the six month period ended April 30, 2002 from approximately $662,000 during the six months ended April 30, 2001 as we increased our technology development activities. Selling, general and administrative expenses increased from approximately $1,207,000 for the six months ended April 30, 2001 to approximately $1,410,000 for the six months ended April 30, 2002. These increases were offset by a decrease in operating expenses related to the costs of a litigation settlement in shares of common stock in February 2001. We issued 250,000 shares of common stock valued at $1,000,000 in a February 2001 settlement with Astounding.com, Inc. and Jack Robinson in connection with certain disputes arising from a non-consummated merger between us and Astounding.com, Inc.

         OTHER EXPENSES. Other expenses included amortization of unearned financing costs and interest expense. Total other expenses increased to approximately $973,000 for the six months ended April 30, 2002 from approximately $518,000 for the six months ended April 30, 2001.. The increase was primarily due to an increase in interest expense of approximately $447,000 resulting from the interest component of convertible notes issued during the six months ended April 30, 2002. In addition, several of these convertible notes were convertible into common stock at a conversion rate lower than the market price at the time of issuance of the notes. As a result, there was an additional charge to amortization of unearned financing costs of approximately $362,000. The increases in these expenses were offset by a reduction in the costs of amortization of unearned financing costs of approximately $339,000 in connection with a long-term debt financing arrangement. During the year ended October, 31, 2001 we paid down long-term debt in connection with this financing arrangement amounting to $500,000.

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 2002 AND 2001

         REVENUES. We are a development-stage company. There were no revenues for the three months ended April 30, 2002 or the three months ended April 30, 2001.

         OPERATING EXPENSES. Operating expenses included the compensatory element of stock issuances, research and development expenses and selling, general and administrative expenses. Total operating expenses increased to approximately $2,448,000 for the three months ended April 30, 2002, from approximately $971,000 for the three months ended April 30, 2001. The increase resulted primarily from the issuance of common stock issued for consulting services during the three month period ended April 30, 2002 of approximately $760,000 compared to $-0- for the three months ended April 30, 2001. In addition, research and development expenses increased by approximately $650,000 to approximately $950,000 for the three month period ended April 30, 2002 as we increased our technology development activities. Also, selling, general and administrative expenses increased by approximately $67,000 to approximately $738,000 for the three months ended April 30, 2002.

         OTHER EXPENSES. Other expenses included amortization of unearned financing costs and interest expense. Total other expenses increased to approximately $734,000 for the three months ended April 30, 2002 from approximately $261,000 for the three months ended April 30, 2001. The increase was principally due to an increase in interest expense of approximately $291,000 resulting from the interest component of convertible notes issued during the three months ended April 30, 2002. In addition, several of these convertible notes were convertible into common stock at a conversion rate lower than the market price at the time of issuance of the notes. As a result, there was an additional charge to amortization of unearned financing costs of approximately $362,000. The increases in these expenses were offset by a reduction in the costs of amortization of unearned financing costs of approximately $169,000 in connection with a long-term debt financing arrangement. During the year ended October, 31, 2001 we paid down long-term debt in connection with this financing arrangement amounting to $500,000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was approximately $3,098,000 and $2,443,000 for the six months ended April 30, 2002 and April 30, 2001, respectively. Cash balances totaled approximately $354,000 and $295,000 as of April 30, 2002 and October 31, 2001, respectively.

         Operations have been financed principally through sales of common stock, related the exercise of warrants to purchase common stock, loans and the issuance of convertible notes payable. Net proceeds from financing activities amounted to approximately $3,410,000 for the six months ended April 30, 2002, including sales of common stock of approximately $1,789,000, exercise of warrants of approximately $728,000 and the issuance of convertible notes payable of approximately $894,000. Net proceeds from financing activities amounted to approximately $2,315,000 for the six months ended April 30, 2001 and was solely the result of issuances of common stock.

         Stock was issued in payment of expenses amounting to approximately $1,462,000 for the six month period ended April 30, 2002 and in settlement of litigation in the amount of $1,000,000 during the six months ended April 30, 2001.

         In April 2000, we entered into a joint venture production agreement to produce a feature length film for theatrical distribution. Under the agreement, we are providing the funding for the production in the amount of $2,250,000 and, in exchange, we will receive a 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to our initial investment of up to $2,250,000. As of April 30, 2002, we had funded approximately $2,246,000 of the production costs towards this project, which included the purchase of camera equipment of approximately $266,000.

         Research and development expenses totaled approximately $1,279,000 and $662,000 for the six months ended April 30, 2002 and the six months ended April 30, 2001, respectively.

         During the six months ended April 30, 2002, we issued convertible notes totaling $893,750. We agreed to pay the principal and an amount equal to 50% of the principal if certain milestones are reached from the distribution of the feature length film currently in production. Because several of the notes were convertible into common stock at a conversion rate lower than the market price at the time of issuance of the notes, additional expense was recorded in the approximate amount of $362,000. The notes are convertible at any time, in whole or in part, into shares of common stock at conversion prices ranging from $0.40 to $0.70 per share. In March 2002, thirteen convertible notes were converted into 3,797,322 shares of our common stock, resulting in the cancellation of $1,756,875 in principal and interest that would have been outstanding under the notes.

         In June 2000, we entered into five long-term credit facilities, pursuant to which we borrowed $750,000. We repaid $500,000 of these borrowings during fiscal 2001. The remaining principal and interest at 6% per year will be due in June 2003.

         In April 2002, we entered into an agreement with Adaptive Networks, Inc. for development services relating to our FPGA-based prototype. We agreed to pay Adaptive an aggregate of $1,559,000 for these services.

         In April 2002, we issued 3,192 shares of Series B Preferred Stock to Zaiq Technologies, Inc. in connection with our purchase of a receivable due to Zaiq from Adaptive Networks, Inc. We then forgave the receivable as partial payment for a worldwide, perpetual technology license from Adaptive. We must offer to redeem all of the Series B Preferred Stock if we close a corporate transaction resulting in a change of control or a financing transaction of at least $15 million. If we close a financing transaction of at least $3 million but less than $15 million, we must offer to redeem a portion of the Series B Preferred Stock based on a fraction, the numerator of which is the cash proceeds we receive in the financing transaction and the denominator of which is $15 million. We are also required to offer to redeem the outstanding Series B Preferred Stock in eight equal quarterly payments beginning March 31, 2005 and ending December 31, 2006.

         Management believes funds on hand and available sources of financing will enable the Company to meet its liquidity needs for at least the next three months. Additional cash, however, must be raised in order to continue to meet liquidity needs, satisfy the Company's proposed business plan and expand operations. Management is presently investigating potential financing transactions that it believes can provide additional cash for operations and be profitable in both the short and long-term. Management also intends to attempt to raise funds through private sales of common stock and borrowings. Although management believes these efforts will enable the Company to meet liquidity needs in the future, there can be no assurance that these efforts will be successful.

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

         We have been able to continue based upon our receipt of funds from the issuance of equity securities and borrowings, and by acquiring assets or paying expenses by issuing stock. Our continued existence is dependent upon our continued ability to raise funds through the issuance of our securities or borrowings, and our ability to acquire assets or satisfy liabilities by the issuance of stock. Management's plans in this regard are to obtain other debt and equity financing until profitable operation and positive cash flow are achieved and maintained. Although management believes, based on the fact that it raised approximately $10,365,000 through sales of common stock and $2,266,000 from borrowings from November 1, 1999 through April 30, 2002, that it will be able to secure suitable additional financing for the company's operations, there can be no guarantee that such financing will continue to be available on reasonable terms, or at all.

FACTORS YOU SHOULD CONSIDER BEFORE INVESTING IN NEW VISUAL

         Our company is subject to a number of risks. You should carefully consider all of these risks and the other information in this report before investing in our securities. As a result of these risks, our business, financial condition or results of operations could be materially adversely affected. This could cause the trading price of our securities to decline and you could lose part or all of your investment.

THE GENERAL ECONOMIC SLOWDOWN, AND SLOWDOWN IN SPENDING IN THE
TELECOMMUNICATIONS INDUSTRY SPECIFICALLY, MAY ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

         The worldwide telecommunications industry has experienced and may continue to experience further reductions in component inventory levels and equipment production volumes and delays in the build-out of new infrastructure. This slowdown has resulted in a decrease in spending on data equipment by service providers and lower-than-expected sales volume for data equipment manufacturers. If any of these trends continue, it could result in lower than expected demand for our products under development and could have a material adverse effect on our revenues and results of operations generally and cause the market price of our common stock to decline.

OUR OPERATING RESULTS MAY VARY SIGNIFICANTLY DUE TO THE CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY. ANY SUCH VARIATIONS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

         We operate in the semiconductor industry, which is cyclical and subject to rapid technological change. Recently, the semiconductor industry has experienced significant downturns characterized by diminished product demand, accelerated erosion of prices and excess production capacity. The current downturn and future downturns in the semiconductor industry may be severe and prolonged. Future downturns in the semiconductor industry, or any failure of this industry to fully recover from its recent downturn, could seriously impact our revenues and harm our business, financial condition and results of operations. This industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products in future periods. Accordingly, our quarterly results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause our stock price to decline.

BECAUSE WE HAVE NOT YET BEGUN TO SELL OUR PRODUCTS, WE CANNOT BE SURE THAT WE CAN SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY.

         We have not yet begun to sell the products we are developing, and therefore have not generated any revenues from our fabless semiconductor business. As a result, we have no historical financial data that can be used in evaluating our business prospects and in projecting future operating results. For example, we cannot forecast operating expenses based on our historical results, and we are instead required to forecast expenses based in part on future revenue projections. In addition, our ability to accurately forecast our revenue going forward is limited.

         You must consider our prospects in light of the risks, expenses and difficulties we might encounter because we are at an early stage of development in a new and rapidly evolving market. Many of these risks are described under the sub-headings below. We may not successfully address any or all of these risks and our business strategy may not be successful.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT.

         Since inception, we have incurred significant operating losses. We incurred operating losses of $4,151,024, $9,492,584 and $12,289,669 for the six months ending April 30, 2002 and the years ending October 31, 2001 and 2000, respectively. As of April 30, 2002, we had an accumulated deficit of $42,024,909. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect to expend substantial financial resources on research and development, engineering, manufacturing, marketing, sales and administration as we continue to develop and begin to deploy our products. These expenditures will necessarily precede the realization of substantial revenues from sales of our products, which may result in future operating losses.

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

BECAUSE WE WILL DEPEND ON THIRD PARTIES TO MANUFACTURE, ASSEMBLE AND TEST OUR PRODUCTS, WE MAY EXPERIENCE DELAYS IN RECEIVING SEMICONDUCTOR DEVICES.

         We do not own or operate a semiconductor fabrication facility. Rather, our semiconductor devices will be manufactured at independent foundries. We intend to rely solely on third-party foundries and other specialist suppliers for all of our manufacturing, assembly and testing requirements. However, these parties may not be obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order that has been accepted by one of them. As a result, we will not directly control semiconductor delivery schedules, which could lead to product shortages, poor quality and increases in the costs of our products. In addition, we may experience delays in receiving semiconductor devices from foundries due to foundry scheduling and process problems. We cannot be sure that we will be able to obtain semiconductors within the time frames and in the volumes required by us at an affordable cost or at all. Any disruption in the availability of semiconductors or any problems associated with the delivery, quality or cost of the fabrication assembly and testing of our products could significantly hinder our ability to deliver our products to our customers and may result in a decrease in sales of our products.

WE MAY INCUR SUBSTANTIAL EXPENSES DEVELOPING PRODUCTS BEFORE WE EARN ASSOCIATED NET REVENUES AND MAY NOT ULTIMATELY SELL A LARGE VOLUME OF OUR PRODUCTS.

         We are developing products based on forecasts of demand and will incur substantial product development expenditures prior to generating associated net revenues. We will receive limited orders for products during the period that potential customers test and evaluate our products. This test and evaluation period typically lasts from three to six months or longer, and volume production of the equipment manufacturer's product that incorporates our products typically would not begin until this test and evaluation period has been completed. As a result, a significant period of time may lapse between our product development and sales efforts and the realization of revenues from volume ordering of products by customers. In addition, achieving a design win with a customer does not necessarily mean that this customer will order large volumes of our products. A design win is not a binding commitment by a customer to purchase products. Rather, it is a decision by a customer to use our products in the design process of that customer's products. A customer can choose at any time to discontinue using our products in that customer's designs or product development efforts. Even if our products are chosen to be incorporated into a customer's products, we may still not realize significant net revenues from that customer if that customer's products are not commercially successful.

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

OUR MARKET IS HIGHLY COMPETITIVE AND OUR PRODUCTS, TECHNOLOGY AND BUSINESS MAY NOT BE ABLE TO COMPETE EFFECTIVELY WITH OTHER PRODUCTS OR TECHNOLOGIES.

         The markets for semiconductors and other high-speed telecommunications products are highly competitive, and we expect that they will become increasingly competitive in the future. Our potential competitors operate their own fabrication facilities, have longer operating histories and possess substantially greater name recognition, financial, sales and marketing, manufacturing, technical, personnel, and other resources than we have. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. We will compete with numerous companies with well-established reputations in the broadband telecommunications industry, such as GlobespanVirata, Alcatel, PMC-Sierra, Texas Instruments, Infineon Technologies, Motorola and Broadcom. In all of our target markets, we also may face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers who choose to develop their own silicon solutions. We also expect to encounter further consolidation in markets in which we compete. Although we believe we will be able to compete based on the special features of our products, our products will incorporate new concepts and may not be successful even if they are superior to those of our competitors.

         In addition to facing competition from the above-mentioned suppliers, our products will compete with products using other broadband technologies, such as cable modems, wireless, satellite and fiber optic telecommunications technology. Commercial acceptance of any one of these competing solutions, or new technologies, could decrease demand for our products. We cannot assure you that we will be able to compete successfully or that competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES IN THE SEMICONDUCTOR INDUSTRY AND BROADBAND COMMUNICATIONS MARKET IN ORDER TO REMAIN COMPETITIVE.

         Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards. We will also need to develop and introduce new and enhanced products to meet our customers' changing demands. The semiconductor industry and broadband communications market are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and short product life cycles. In addition, this industry and market continues to undergo rapid growth and consolidation. A continued slowdown in the seminconductor industry or other broadband communications markets could materially and adversely affect our business, financial condition and results of operations. Our success will also depend on the ability of our future customers to develop new products and enhance existing products for the broadband communications markets and to introduce and promote those products successfully. The broadband communications markets may not continue to develop to the extent or in the timeframes that we anticipate. If new markets do not develop as we anticipate, or if upon their deployment our products do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be materially and adversely affected.

BECAUSE OUR BUSINESS IS DEPENDENT UPON THE BROAD DEPLOYMENT OF DATA SERVICES BY TELECOMMUNICATIONS SERVICE PROVIDERS, WE MAY NOT BE ABLE TO GENERATE SUBSTANTIAL SALES OF OUR PRODUCTS IF SUCH DEPLOYMENT DOES NOT OCCUR.

         Our products will be incorporated in equipment that is targeted at end-users of data services offered by wireline telecommunications carriers. Consequently, the success of our products depends upon the decision by telecommunications service providers to broadly deploy data technologies and the timing of such deployment. If service providers do not offer data services on a timely basis, or if there are technical difficulties with the deployment of these services, sales of our products would be adversely affected, which would have a negative effect on our results of operations. Factors that may impact data deployment include:

         o a prolonged approval process, including laboratory tests, technical trials, marketing trials, initial commercial deployment and full commercial deployment;

         o the development of a viable business model for data services, including the capability to market, sell, install and maintain data services;

         o cost constraints, such as installation costs and space and power requirements at the telecommunications service provider's central office;

         o        evolving industry standards; and

         o        government regulation.

THE COMPLEXITY OF OUR PRODUCTS COULD RESULT IN UNFORESEEN DELAYS OR EXPENSE AND IN UNDETECTED DEFECTS, WHICH COULD ADVERSELY AFFECT THE MARKET ACCEPTANCE OF NEW PRODUCTS AND DAMAGE OUR REPUTATION WITH PROSPECTIVE CUSTOMERS.

         Highly complex products such as the semiconductors that we will offer frequently contain defects and bugs when they are first introduced or as new versions are released. If our products contain defects, or have reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our semiconductors, which could materially and adversely affect our ability to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales to our customers. In order to alleviate these problems, we may have to invest significant capital and other resources. Although our products will be tested by our suppliers, our customers and ourselves, it is possible that these tests will fail to uncover defects. If any of these problems are not found until after we have commenced commercial production of our products, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. In addition, these problems may divert our technical and other resources from other development efforts. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product, and we could lose credibility with our prospective customers.

IF LEADING EQUIPMENT MANUFACTURERS DO NOT INCORPORATE OUR PRODUCTS INTO SUCCESSFUL PRODUCTS, SALES OF OUR PRODUCTS WILL SIGNIFICANTLY DECLINE.

         Our products will not be sold directly to the end-user; rather, they will be components of other products. As a result, we must rely upon equipment manufacturers to design our products into their equipment. We must further rely on this equipment to be successful. If equipment that incorporates our products is not accepted in the marketplace, we may not achieve adequate sales volume of products, which would have a negative effect on our results of operations. Accordingly, we must correctly anticipate the price, performance and functionality requirements of these data equipment manufacturers. We must also successfully develop products that meet these requirements and make such products available on a timely basis and in sufficient quantities. Further, if there is consolidation in the data equipment manufacturing industry, or if a small number of data equipment manufacturers otherwise dominate the market for data equipment, then our success will depend upon our ability to establish and maintain relationships with these market leaders. If we do not anticipate trends in the market for products enabling the digital transmission of data, voice and video to homes and business enterprises over existing copper wire telephone lines and meet the requirements of equipment manufacturers, or if we do not successfully establish and maintain relationships with leading data equipment manufacturers, then our business, financial condition and results of operations will be seriously harmed.

WE CANNOT PREDICT THE EFFECT FUTURE SALES OF OUR COMMON STOCK WILL HAVE ON THE MARKET PRICE OF OUR COMMON STOCK.

         We cannot predict the effect, if any, that future sales of our common stock will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect prevailing market prices for our common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         There have been no material changes to the Company's market risk for the three months ended April 30, 2002. See the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001 for additional discussions regarding quantitative and qualitative disclosures about market risk.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On March 20, 2002, Allan L. Blevins and Michael Shepperd, former officers of the Company, filed a lawsuit in California Superior Court against us and Ray Willenberg, our Chairman and an executive officer, in which Messrs. Blevins and Shepperd contend that we breached a February 2000 merger agreement we entered into with them. They also claim that the defendants breached fiduciary duties owed to them and engaged in tortious interference with prospective economic advantage. The claims stem from a dispute regarding three million shares of our common stock issued to Messrs. Blevins and Shepperd under the merger agreement. The plaintiffs seek injunctive and declaratory relief, compensatory and punitive damages, costs and attorney's fees. They also seek to compel arbitration of their claims. We intend to vigorously defend this matter and do not believe that resolution of this dispute will have a material adverse effect on our financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(b) In April 2002, the Board of Directors filed a Certificate of Designation with the Utah Secretary of State designating 4,000 shares of Series B Preferred Stock. On April 17, 2002, we issued 3,192 shares of Series B Preferred Stock, with a stated value of $3,192,000, to Zaiq Technologies, Inc. The creation and issuance of the Series B Preferred Stock could have a material impact upon the rights of the holders of our registered securities because holders of Series B Preferred Stock are entitled to (i) receive dividends, if, as and when declared in preference to the holders of our common stock and of any other stock ranking junior to the Series B Preferred Stock with respect to dividends, (ii) share pro rata (based on the aggregate liquidation preference) in any dividend, redemption or other distribution made to holders of any other series of our preferred stock and (ii) a liquidation preference of $1,000 per share, plus an amount equal to the amount of all dividends declared and unpaid on each share, before any distribution is made to the holders of our common stock or any other stock that ranks junior to the Series B Preferred Stock. Furthermore, we may not declare or pay any dividend or make any distribution on our common stock unless a dividend of at least two times the dividend paid on the common stock is also paid on the Series B Preferred Stock.

(c) During the three months ended April 30, 2002, we issued unregistered securities as follows:

         1.       In February 2002, we:
                  o issued an aggregate of 1,261,946 restricted shares of common stock to nine individuals who purchased common stock in a private placement completed in March 2001 and contended that they were entitled to receive these additional shares in connection with their initial purchase agreements. We reached an amicable resolution of the matter and received a full and complete release from each investor;
                  o sold an aggregate of 504,000 shares of common stock to 10 investors for aggregate proceeds of $126,000;
                  o issued 150,000 shares of common stock, valued at $69,000, to one individual in connection with services provided to us; and
                  o sold 10,000 shares of common stock to one investor for aggregate proceeds of $3,400.

         2.       In March 2002, we:
                  o sold an aggregate of 4,102,031 shares of common stock to 20 investors for total proceeds of $1,204,246; o issued an aggregate of 485,000 shares of common stock to two executive officers of the Company in consideration of past services rendered;
                  o issued a restricted stock award of 500,000 shares of common stock, a portion of which is subject to risk of forfeiture, to an executive officer in consideration of his services for us;
                  o issued 736,008 shares of common stock upon the cashless exercise of a warrant issued to a consultant for services rendered to us;
                  o issued 156,250 shares of common stock, valued at $62,500, to an individual in connection with services rendered to us;

                  o issued a total of 2,571,875 shares of common stock upon the conversion of convertible notes held by 7 investors, resulting in the cancellation of $1,128,750 in principal and interest that would have been outstanding under the notes.

         3.       In April 2002, we:

                  o sold a total of 107,958 shares of common stock to 6 investors for total proceeds of $91,575; o issued a total of 1,225,447 shares of common stock upon conversion of convertible promissory notes held by 6 investors, resulting in the cancellation of $628,125 in principal and interest that would have been outstanding under the notes;
                  o issued 3,192 shares of Series B Preferred Stock valued at $3,192,000 to Zaiq Technologies, Inc. to purchase a receivable due to Zaiq from Adaptive Networks, Inc. We then forgave the receivable as partial payment for the license we acquired from Adaptive Networks on April 17, 2002; and
                  o issued a total of 624,480 shares of common stock valued at $750,000 to TLSI, Inc. to purchase a receivable due to TLSI from Adaptive Networks, Inc. We then forgave the receivable as partial payment for the license we acquired from Adaptive Networks on April 17, 2002.

         4. Following the quarter ended April 30, 2002, during May 2002, we:
                  o issued 9,500 shares of common stock to one individual for services rendered;
                  o issued 234,375 shares of common stock upon conversion of a convertible note held by one investor, resulting in the cancellation of $93,750 in principal and interest that would have been outstanding under the note;
                  o sold 84,337 shares of common stock to one investor for total proceeds of $70,000; and
                  o issued an aggregate of $250,000 principal amount of convertible promissory notes to five investors, which notes are convertible into our common stock at a conversion price of $1.00 per share.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         Exhibit      Description
         -------      -----------

         3.1          Certificate of Designation of Series B Preferred Stock.*

         10.1 Warrant Agreement dated February 11, 2002, by and between New Visual Corporation and Elite Financial Communications, LLC (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2002 (the "January 2002 10-Q")).

         10.2 Stock Option Agreement dated February 25, 2002, by and between New Visual Corporation and Ray Willenberg, Jr. (incorporated by reference to Exhibit 10.7 of the January 2002 10-Q).

         10.3 Stock Option Agreement dated February 25, 2002, by and between New Visual Corporation and C. Rich Wilson III (incorporated by reference to Exhibit 10.8 of the January 2002 10-Q).

         10.4 Stock Option Agreement dated February 25, 2002, by and between New Visual Corporation and Ivan Berkowitz (incorporated by reference to Exhibit 10.9 of the January 2002 10-Q).

         10.5 Stock Option Agreement dated February 25, 2002, by and between New Visual Corporation and Bruce Brown (incorporated by reference to Exhibit 10.10 of the January 2002 10-Q).

         10.6 Employment Agreement dated February 25, 2002, by and between New Visual Corporation and C. Rich Wilson III (incorporated by reference to Exhibit 10.11 of the January 2002 10-Q)

         10.7 Restricted Stock Award Agreement dated as of February 25, 2002, by and between New Visual Corporation and John Howell (incorporated by reference to Exhibit 10.12 of the January 2002 10-Q).

         10.8 Consulting Agreement dated February 26, 2002, by and between New Visual Corporation and Thomas J. Cooper (incorporated by reference to Exhibit 10.13 of the January 2002 10-Q).

         10.9 Stock Option Agreement dated February 26, 2002, by and between New Visual Corporation and Thomas J. Cooper (incorporated by reference to Exhibit 10.14 the January 2002 10-Q).

         10.10 Employment Agreement dated March 22, 2002, by and between New Visual Corporation and Thomas J. Cooper.*

         10.11 Stock Option Agreement dated March 22, 2002, by and between New Visual Corporation and Thomas J. Cooper.*

         10.12 Employment Agreement dated March 22, 2002, by and between New Visual Corporation and Ray Willenberg, Jr.*

         10.13 Stock Option Agreement dated March 22, 2002, by and between New Visual Corporation and Ray Willenberg, Jr.*

         10.14 Stock Option Agreement dated March 22, 2002, by and between New Visual Corporation and Brad Ketch.*

         10.15 Development and License Agreement dated as of April 17, 2002, by and between Adaptive Networks, Inc. and New Visual Corporation.* (Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.)

         10.16 Right of First Refusal, Credit of Payments and Revenue Sharing Agreement dated as of April 17, 2002, by and among New Visual Corporation, Adaptive Networks and Certain Shareholders of Adaptive Networks, Inc.*

         10.17 Receivables Purchase and Stock Transfer Restriction Agreement dated as of April 17, 2002, by and among New Visual Corporation, Zaiq Technologies, Inc. and Adaptive Networks, Inc.*

         10.18 Receivables Purchase and Stock Transfer Restriction Agreement dated as of April 17, 2002, by and among New Visual Corporation, TLSI, Inc. and Adaptive Networks, Inc.*

         10.19 Consulting Agreement dated February 22, 2002, by and between New Visual Corporation and Bruce McLeod.*


         *  Filed herewith.

(b)      Reports on Form 8-K:

         Form 8-K dated March 14, 2002, was filed pursuant to Item 5 (Other Events).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NEW VISUAL CORPORATION
                                    (Registrant)


Dated:   June 14, 2002              By:  /s/ THOMAS J. COOPER
                                    --------------------------------------------
                                    THOMAS J. COOPER
                                    Chief Executive Officer
                                    (PRINCIPAL EXECUTIVE OFFICER)


Dated:   June 14, 2002              By:  /s/ THOMAS J. SWEENEY
                                    --------------------------------------------
                                    THOMAS J. SWEENEY
                                    Chief Financial Officer
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)