Form 10-Q
period 2002-07-31
NEW VISUAL CORP
filed 2002-09-16
CIK 1026595

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

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


     The number of shares of the issuer's Common Stock, par value $.001 per share, outstanding as of September 12, 2002 was 48,433,938.

================================================================================

PART I - FINANCIAL INFORMATION:

         ITEM I - FINANCIAL STATEMENTS


                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)

                               INDEX TO FORM 10-Q

                                  JULY 31, 2002

                                                                       Page Nos.
                                                                       ---------

CONDENSED CONSOLIDATED BALANCE SHEETS                                        1
    At July 31, 2002 (Unaudited) and October 31, 2001


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                  2
    For the Nine Months Ended July 31, 2002 and 2001
    For the Period from November 1, 1999 to July 31, 2002


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                  3
    For the Three Months Ended July 31, 2002 and 2001


CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)        4-5
    For the Nine Months Ended July 31, 2002


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                 6-7
    For the Nine Months Ended July 31, 2002 and 2001
    For the Period from November 1, 1999 to July 31, 2002


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)           8-27


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                  28
         CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION                                                 31

                                   NEW VISUAL CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)

                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    ASSETS
                                                    ------
                                                                                 At July 31,    At October 31,
                                                                                    2002             2001
                                                                                -------------   -------------
                                                                                 (Unaudited)
Current Assets:
   Cash                                                                         $     77,096    $    294,802
   Notes receivable from related party                                               176,332         100,708
   Other receivable from officers                                                     36,994          70,183
   Other current assets                                                               23,437          94,416
                                                                                -------------   -------------

       Total Current Assets                                                          313,859         560,109

Property and Equipment - Net                                                         221,876         284,896
Technology License                                                                 5,751,000              --
Other assets                                                                          14,140          33,642
Projects under development                                                         2,046,309       1,912,650
                                                                                -------------   -------------

       Total Assets                                                             $  8,347,184    $  2,791,297
                                                                                =============   =============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                    ------------------------------------

Current Liabilities:
   Convertible notes payable                                                    $    763,000    $    615,000
   Accounts payable and accrued expenses                                           2,043,489       1,435,024
   License and development fees payable                                              844,000              --
   Notes payable                                                                     756,886              --
                                                                                -------------   -------------

       Total Current Liabilities                                                   4,407,375       2,050,024

Notes payable                                                                             --         256,886
                                                                                -------------   -------------

       Total Liabilities                                                           4,407,375       2,306,910
                                                                                -------------   -------------

Redeemable Series B Preferred Stock (Note 8)                                       3,192,000              --
                                                                                -------------   -------------

Commitments, Contingencies and Other Matters (Notes 6, 7, 8, 9 and 10)

Stockholders' Equity:
   Preferred stock - $0.01 par value; 15,000,000 shares authorized; Series A
       Junior Participating preferred stock; -0- shares issued and
       outstanding                                                                        --              --
   Common stock - $0.001 par value; 100,000,000 shares authorized;
       48,234,237 shares issued and 48,124,904 shares outstanding at July 31,
       2002 and 30,003,681 shares issued and outstanding at October 31, 2001,
       respectively                                                                   48,233          30,003
   Additional paid-in capital                                                     45,900,953      38,478,279
   Subscription receivable                                                                --        (103,500)
   Unearned financing fees                                                          (295,559)       (537,380)
   Unearned compensation                                                            (550,609)       (481,751)
   Accumulated deficit at October 31, 1999                                       (12,300,033)    (12,300,033)
   Deficit accumulated during the development stage                              (31,973,176)    (24,601,231)
   Treasury stock, at cost, 109,333 shares at July 31, 2002 and -0- at
       October 31, 2001                                                              (82,000)             --
                                                                                -------------   -------------

       Total Stockholders' Equity                                                    747,809         484,387
                                                                                -------------   -------------

       Total Liabilities and Stockholders' Equity                               $  8,347,184    $  2,791,297
                                                                                =============   =============

See notes to condensed consolidated financial statements.

                               NEW VISUAL CORPORATION AND SUBSIDIARIES
                      (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)

                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                    For the Nine Months Ended
                                                             July 31,             For the Period from
                                                  -----------------------------   November 1, 1999 to
                                                       2002            2001          July 31, 2002
                                                  -------------   -------------      -------------
REVENUES                                          $         --    $         --       $     12,200
                                                  -------------   -------------      -------------

OPERATING EXPENSES:
   Cost of sales                                            --              --             21,403
   Project costs written-off                                --              --            114,613
   Acquired in-process research and
     development expenses                                   --              --          6,050,000
   Compensatory element of stock issuances           1,601,295       2,410,194          8,418,731
      principally related to selling and
      general and administrative expenses
   Research and development                         1,400,019       1,190,348          3,054,783
   Selling, general and administrative expenses      2,504,605       2,663,235          8,633,342
   Litigation settlement                                    --       1,000,000          1,000,000
   Loss on disposal of equipment                            --              --              7,500
                                                  -------------   -------------      -------------

       TOTAL OPERATING EXPENSES                      5,505,919       7,263,777         27,300,372
                                                  -------------   -------------      -------------

OPERATING LOSS                                      (5,505,919)     (7,263,777)       (27,288,172)
                                                  -------------   -------------      -------------

OTHER EXPENSES:
   Interest expense                                  1,004,986          27,179          1,361,344
   Amortization of unearned financing costs            861,040         750,000          3,323,660
                                                  -------------   -------------      -------------

       TOTAL OTHER EXPENSES                          1,866,026         777,179          4,685,004
                                                  -------------   -------------      -------------

NET LOSS                                          $ (7,371,945)   $ (8,040,956)      $(31,973,176)
                                                  =============   =============      =============

BASIC AND DILUTED NET LOSS PER
   COMMON SHARE                                   $      (0.19)   $      (0.32)
                                                  =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                               39,398,658      25,153,198
                                                  =============   =============

See notes to condensed consolidated financial statements.

                             NEW VISUAL CORPORATION AND SUBSIDIARIES
                    (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)

                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                                                      For the Three Months Ended
                                                                               July 31,
                                                                    -----------------------------
                                                                         2002            2001
                                                                    -------------   -------------
REVENUES                                                            $         --    $         --
                                                                    -------------   -------------

OPERATING EXPENSES:
   Compensatory element of stock issuances principally related to        139,142       2,410,194
selling and general and administrative expenses
   Research and development                                              121,088         528,254
   Selling, general and administrative expenses                        1,128,897       1,456,582


       TOTAL OPERATING EXPENSES                                        1,389,127       4,395,030
                                                                    -------------   -------------

OPERATING LOSS                                                        (1,389,127)     (4,395,030)
                                                                    -------------   -------------

OTHER EXPENSES:
   Interest expense                                                      555,677           8,749
   Amortization of unearned financing costs                              337,728         250,000
                                                                    -------------   -------------

       TOTAL OTHER EXPENSES                                              893,405         258,749
                                                                    -------------   -------------

NET LOSS                                                            $ (2,282,532)   $ (4,653,779)
                                                                    =============   =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                         $      (0.05)   $      (0.18)
                                                                    =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                                        47,470,923      26,230,086
                                                                    =============   =============

See notes to condensed consolidated financial statements.

                                       NEW VISUAL CORPORATION AND SUBSIDIARIES
                              (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)

                               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                     (UNAUDITED)

                                       FOR THE NINE MONTHS ENDED JULY 31, 2002

                                                               Common Stock                     Treasury Stock
                                                       ----------------------------      ----------------------------
                                                         Shares            Amount          Shares            Amount
                                                       -----------      -----------      -----------      -----------
Nine Months Ended July 31, 2002:
-------------------------------

Balance - November 1, 2001                             30,003,681       $   30,003               --       $       --
Issuance of common stock under consulting
   agreement ($.40 to $.66 per share)                   1,256,250            1,256               --               --
Issuance of common stock for cash
   ($.25 to $1.00 per share)                            5,569,004            5,569               --               --
Cash received for subscription receivable                      --               --               --               --
Issuance of common stock in connection with the
   exercise of warrants ($.25 per share)                2,912,000            2,912               --               --
Cashless exercise of warrants                             736,008              736               --               --
Issuance of common stock for conversion of
   promissory notes ($.40 to $.70 per share)            3,797,322            3,797               --               --
Issuance of common stock for release of claims          1,261,946            1,262               --               --
Issuance of common stock for technology
   license acquisition                                    624,480              624               --               --
Issuance of common stock for consideration of
   services                                               985,000              985               --               --
Issuance of common stock under consulting
   agreement ($.95 to $1.24 per share)                    359,500              360               --               --
Issuance of common stock for cash
   ($.60 to $.83 per share)                               284,671              285               --               --
Issuance of common stock for conversion of
   promissory notes ($.40 to $1.00 per share)             444,375              444               --               --
Stock offering costs                                           --               --               --               --
Value assigned to beneficial conversion                        --               --               --               --
Value assigned to warrants issued to consultants               --               --               --               --
Value assigned to options issued to consultants                --               --               --               --
Shares repurchased                                             --               --          109,333          (82,000)
Amortization of unearned compensation expense                  --               --               --               --
Amortization of unearned financing cost                        --               --               --               --
Net loss                                                       --               --               --               --
                                                       -----------      -----------      -----------      -----------

Balance - July 31, 2002                                48,234,237       $   48,233          109,333       $  (82,000)
                                                       ===========      ===========      ===========      ===========

See notes to condensed consolidated financial statements.

                                            NEW VISUAL CORPORATION AND SUBSIDIARIES
                                    (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)

                                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           (UNAUDITED)

                                             FOR THE NINE MONTHS ENDED JULY 31, 2002

                                                         Additional                             Unearned              Unearned
                                                          Paid-in          Subscription         Financing          Compensation
                                                          Capital           Receivable            Costs               Expense
                                                       -------------       -------------       -------------       -------------
Nine Months Ended July 31, 2002:
-------------------------------

Balance - November 1, 2001                             $ 38,478,279        $   (103,500)       $   (537,380)       $   (481,751)
Issuance of common stock under consulting
   agreement ($.40 to $.66 per share)                       625,142                  --                  --                  --
Issuance of common stock for cash
   ($.25 to $1.00 per share)                              1,679,156                  --                  --                  --
Cash received for subscription receivable                        --             103,500                  --                  --
Issuance of common stock in connection with the
   exercise of warrants ($.25 per share)                    725,088                  --                  --                  --
Cashless exercise of warrants                                  (736)                 --                  --                  --
Issuance of common stock for conversion of
   promissory notes ($.40 to $.70 per share)              1,753,078                  --                  --                  --
Issuance of common stock for release of claims               (1,262)                 --                  --                  --
Issuance of common stock for technology
   license acquisition                                      749,376                  --                  --                  --
Issuance of common stock for consideration of
   services                                                 402,753                  --                  --            (100,000)
Issuance of common stock under consulting
   agreement ($.95 to $1.24 per share)                      343,920                  --                  --            (344,280)
Issuance of common stock for cash
   ($.60 to $.83 per share)                                 189,915                  --                  --                  --
Issuance of common stock for conversion of
   promissory notes ($.40 to $1.00 per share)               282,306                  --                  --                  --
Stock offering costs                                       (241,518)                 --                  --                  --
Value assigned to beneficial conversion                     619,219                  --            (619,219)                 --
Value assigned to warrants issued to consultants            112,737                  --                  --             (46,737)
Value assigned to options issued to consultants             183,500                  --                  --                  --
Shares repurchased                                               --                  --                  --                  --
Amortization of unearned compensation expense                    --                  --                  --             422,159
Amortization of unearned financing cost                          --                  --             861,040                  --
Net loss                                                         --                  --                  --                  --
                                                       -------------       -------------       -------------       -------------

Balance - July 31, 2002                                $ 45,900,953        $         --        $   (295,559)       $   (550,609)
                                                       =============       =============       =============       =============

See notes to condensed consolidated financial statements.

                              NEW VISUAL CORPORATION AND SUBSIDIARIES
                     (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)

                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                            (UNAUDITED)

                              FOR THE NINE MONTHS ENDED JULY 31, 2002

                                                                                         Total
                                                                   Accumulated        Stockholders'
                                                                     Deficit             Equity
                                                                  -------------       -------------
Nine Months Ended July 31, 2002:
-------------------------------

Balance - November 1, 2001                                        $(36,901,264)       $    484,387
Issuance of common stock under consulting agreement
   ($.40 to $.66 per share)                                                 --             626,398
Issuance of common stock for cash ($.25 to $1.00 per share)                 --           1,684,725
Cash received for subscription receivable                                   --             103,500
Issuance of common stock in connection with the exercise
   of warrants ($.25 per share)                                             --             728,000
Cashless exercise of warrants                                               --                  --
Issuance of common stock for conversion of promissory
   notes ($.40 to $.70 per share)                                           --           1,756,875
Issuance of common stock for release of claims                              --                  --
Issuance of common stock for technology license acquisition                 --             750,000
Issuance of common stock for consideration of services                      --             303,738
Issuance of common stock under consulting
   agreement ($.95 to $1.24 per share)                                      --                  --
Issuance of common stock for cash
   ($.60 to $.83 per share)                                                 --             190,200
Issuance of common stock for conversion of
   promissory notes ($.40 to $1.00 per share)                               --             282,750
Stock offering costs                                                        --            (241,518)
Value assigned to beneficial conversion                                     --                  --
Value assigned to warrants issued to consultants                            --              66,000
Value assigned to options issued to consultants                             --             422,159
Shares repurchased                                                          --             (82,000)
Amortization of unearned compensation expense                               --             183,500
Amortization of unearned financing cost                                     --             861,040
Net loss                                                            (7,371,945)         (7,371,945)
                                                                  -------------       -------------

Balance - July 31, 2002                                           $(44,273,209)       $    747,809
                                                                  =============       =============

Accumulated deficit as of October 31, 1999                        $(12,300,033)

Accumulated deficit during development stage (November 1,
   1999 to July 31, 2002)                                          (31,973,176)
                                                                  -------------

Total accumulated deficit as of July 31, 2002                     $(44,273,209)
                                                                  =============

See notes to condensed consolidated financial statements.

                                        NEW VISUAL CORPORATION AND SUBSIDIARIES
                               (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)

                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)

                                    FOR THE NINE MONTHS ENDED JULY 31, 2002 AND 2001
                                 AND THE PERIOD FROM NOVEMBER 1, 1999 TO JULY 31, 2002

                                                                   For the Nine Months Ended
                                                                            July 31,                 For the Period from
                                                               ---------------------------------     November 1, 1999 to
                                                                   2002                2001             July 31, 2002
                                                               -------------       -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $ (7,371,945)       $ (8,040,956)        $(31,973,176)
   Adjustments to reconcile net loss to net cash used in
       operating activities:
          Compensatory elements of stock issuances                1,601,295           2,410,194            8,418,731
          Stock issued for acquired in-process research
             and development                                             --                  --            6,050,000
          Stock issued for litigation settlement                         --           1,000,000            1,000,000
          Project costs written-off                                      --                  --              114,613
          Amortization of unearned financing costs                  861,040             750,000            3,323,660
          Depreciation of property and equipment                     61,937              97,842              277,802
          Disposal of property and equipment                          3,596                  --                3,596
          Loss on disposal of equipment                                  --                  --                7,500
          Accrued interest related to convertible notes             497,375                  --              497,375

       Changes in Assets (Increase) Decrease:
          Other current assets                                       70,979             (36,796)             (23,437)
          Due from related party                                    (42,435)           (100,198)            (181,904)
          Projects under development                               (133,659)           (788,000)          (2,027,177)
          Other assets                                               19,502             (20,933)              (9,140)
       Changes in Liabilities Increase (Decrease):
          Accounts payable and accrued expenses                     790,965             252,557            1,805,291
                                                               -------------       -------------        -------------

       NET CASH USED IN OPERATING ACTIVITIES                     (3,641,350)         (4,476,290)         (12,716,266)
                                                               -------------       -------------        -------------

CASH USED IN INVESTING ACTIVITIES
   Acquisition of property and equipment                             (2,513)                 --             (408,548)
   Acquisition of license and related development fee              (965,000)            (17,303)            (965,000)
                                                               -------------       -------------        -------------

       NET CASH USED IN INVESTING ACTIVITIES                       (967,513)            (17,303)          (1,373,548)
                                                               -------------       -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                         1,978,925           5,058,133           10,554,920
   Offering costs related to stock issuances                       (241,518)                 --             (241,518)
   Proceeds from notes payable                                      500,000                  --            1,256,866
   Repayment of note payable                                             --            (500,000)            (500,000)
   Proceeds from exercise of warrants                               728,000                  --              993,000
   Proceeds from convertible notes payable                        1,507,750                  --            2,134,500
   Purchase of treasury stock                                       (82,000)                 --              (93,750)
                                                               -------------       -------------        -------------

       NET CASH PROVIDED BY FINANCING
          ACTIVITIES                                              4,391,157           4,558,133           14,104,038
                                                               -------------       -------------        -------------

NET (DECREASE) INCREASE IN CASH                                    (217,706)             64,540               14,224

CASH AND CASH EQUIVALENTS - BEGINNING                               294,802             189,234               62,872
                                                               -------------       -------------        -------------

CASH AND CASH EQUIVALENTS - ENDING                             $     77,096        $    253,774         $     77,096
                                                               =============       =============        =============

See notes to condensed consolidated financial statements.

                                         NEW VISUAL CORPORATION AND SUBSIDIARIES
                                (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)

                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

                                     FOR THE NINE MONTHS ENDED JULY 31, 2002 AND 2001
                                  AND THE PERIOD FROM NOVEMBER 1, 1999 TO JULY 31, 2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                      For the Nine Months Ended
                                                                               July 31,                For the Period from
                                                                  ---------------------------------    November 1, 1999 to
                                                                       2002                2001           July 31, 2002
                                                                  --------------      --------------      --------------
Cash paid during the period for:
   Interest                                                       $          --       $          --       $         526
                                                                  ==============      ==============      ==============

   Income taxes                                                   $          --       $          --       $          --
                                                                  ==============      ==============      ==============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Principal and interest on convertible notes satisfied by
       issuance of common stock                                   $   2,039,625       $          --       $   2,039,625
                                                                  ==============      ==============      ==============

   Issuance of  3,192 shares of series B preferred stock
       and 624,480 shares of common stock for the
       acquisition of license                                     $   3,942,000       $          --       $   3,942,000
                                                                  ==============      ==============      ==============

See notes to condensed consolidated financial statements.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -          PRINCIPLES OF CONSOLIDATION AND BUSINESS AND CONTINUED
                  OPERATIONS

                  PRINCIPLES OF CONSOLIDATION

                  The condensed consolidated financial statements include the accounts of New Visual Corporation and its wholly-owned operating subsidiaries, NV Entertainment, Inc., Impact Multimedia, Inc. and NV Technology, Inc. (formerly New Wheel Technology, Inc.) ("New Wheel") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

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

                  The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, for the nine months ended July 31, 2002, the Company incurred a net loss of $7,371,945 and, as of July 31, 2002, had a working capital deficiency of $4,093,516. The Company has limited finances and requires additional funding in order to accomplish its growth objectives and marketing of its products and services. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to expand its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

                  Management's business plan will require additional financing. To support its operations during the nine months ended July 31, 2002, the Company borrowed $2,007,750 from various trusts and individuals and issued convertible promissory notes.

                  During the nine months ended July 31, 2002, the Company received $1,978,925 from the sale of 5,853,675 shares of its common stock and $728,000 from the exercise of 2,912,000 warrants. The Company is exploring other financing alternatives, including private placements and public offerings.

                  The Company's ability to continue as a going concern is dependent upon obtaining additional financing. These consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the nine-month period ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002.

                  The condensed consolidated balance sheet at October 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - PRINCIPLES OF CONSOLIDATION AND BUSINESS AND CONTINUED OPERATIONS (CONTINUED)

                  BUSINESS AND CONTINUED OPERATIONS (CONTINUED)

                  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2001.

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

                  LOSS PER SHARE

                  Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during a period. No effect has been given to outstanding options, warrants or convertible notes in the diluted computation, as their effect would be antidilutive.

                  STOCK-BASED COMPENSATION

                  As permitted by Statement of Financial Accounting Standards (`SFAS') No. 123, "Accounting for Stock-Based Compensation," the Company accounts for its stock-based compensation arrangements pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with the provisions of SFAS No. 123, the Company discloses the pro forma effects of accounting for these arrangements using the Black-Scholes option pricing model to determine fair value.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

                  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

                  In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. The Company is required to adopt SFAS No. 145 no later than the first quarter of fiscal 2003, although early adoption is allowed. The Company has not yet evaluated the impact from SFAS No. 145 on its financial position and results of operations.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  2 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

                  In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring."" SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. These costs include lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No. 146 on its financial position and results of operations.

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

                  As of July 31, 2002, the outstanding amount from the above notes was $176,332, of which $9,045 represented accrued interest.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 -          PROPERTY AND EQUIPMENT, NET

                  Property and equipment consists of the following:

                                                                  At July 31,      At October 31,
                                                                     2002               2001
                                                               ----------------   ----------------
                          Furniture and fixtures               $        54,097    $        51,584
                          Camera equipment                             540,169            544,664
                          Office equipment                             109,430            109,460
                                                               ----------------   ----------------
                                                                       703,696            705,708
                          Less:  Accumulated depreciation              481,820            420,812
                                                               ----------------   ----------------

                                 Total                         $       221,876    $       284,896
                                                               ================   ================

                  For the nine months ended July 31, 2002 and 2001, depreciation expense was $61,937 and $97,842, respectively.

NOTE 5 -          DEVELOPMENT AND LICENSE AGREEMENT

                  On April 17, 2002, the Company entered into a development and license agreement with Adaptive Networks, Inc. ("ANI") to acquire a worldwide, perpetual license to ANI's Powerstream technology, intellectual property, and patent portfolio for use in products relating to all applications in the field of the copper telephone wire telecommunications network. In consideration of the grant of the license, the Company assumed certain debt obligations of ANI to Zaiq Technologies, Inc. ("Zaiq") and TLSI, Inc. ("TLSI"). The Company then issued 3,192 shares of its Series B Preferred Stock, valued at $3,192,000, with a liquidation preference of $1,000 per share and paid $250,000 in cash to Zaiq in satisfaction of the Zaiq debt. The Company also issued 624,480 shares of common stock, valued at $750,000, to TLSI in satisfaction of the TLSI debt. The value of the consideration issued by the Company in connection with the license agreement totaled $4,192,000.

                  The Company also agreed to pay ANI a development fee of $1,559,000 for additional development services and to pay ANI a royalty equal to a percentage of the net sales of products sold by the Company and license revenue received by the Company. Through July 31, 2002, $844,000 of this development fee remained to be paid.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 -          DEVELOPMENT AND LICENSE AGREEMENT (CONTINUED)

                  The Company capitalized the consideration issued in connection with the license fee and development fee totalling $5,751,000. The Company is in the process of selecting a firm to complete a valuation of such license and development agreement.

NOTE 6 -          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                  Accounts payable and accrued expenses consist of the following:

                                                        At July 31,       At October 31,
                                                           2002                2001
                                                     ----------------    ---------------
                            Accrued bonuses          $       340,955     $           --
                            Professional fees                509,403            606,807
                            Interest payable                 590,268            356,601
                            Consulting fees                   71,855            204,192
                            Miscellaneous                    531,008            267,424
                                                     ----------------    ---------------

                                                     $     2,043,489     $    1,435,024
                                                     ================    ===============

NOTE 7 -          CONVERTIBLE NOTES PAYABLE AND LOAN PAYABLE

                  During 2001 and 2002, the Company entered into several convertible promissory note agreements with various trusts and individuals, totalling $2,134,500. The Company agreed to pay the principal and an additional amount equal to 50% of the principal. The notes are due when the Company reaches certain milestones from the distribution of its motion picture, which is currently in production. The notes may be converted at any time, in whole or in part, into that number of fully paid and non-assessable shares of common stock at a conversion price ranging from $.40 to $1.00. During the nine months ended July 31, 2002, principal and unpaid interest on eighteen convertible promissory notes, totalling $2,039,625, of which $679,875 represented accrued interest, were converted into 4,241,697 shares of the Company's common stock. The remaining principal balance was $763,000 at July 31, 2002.

                  Several of the above convertible note agreements, that were entered into during the nine months ended July 31, 2002, were convertible into common stock at a conversion rate lower than the market price at the issuance of the convertible notes. The value of such beneficial conversion features was $765,719 and such amount was charged to financing costs during the nine months ended July 31, 2002.

                  On July 17, 2002, the Company entered into a promissory note agreement with an individual totalling $500,000. The Company agreed to pay the principal and interest at 10% per annum on November 1, 2002.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 -          REDEEMABLE SERIES B PREFERRED STOCK

                  On April 10, 2002, the Company amended its Articles of Incorporation and designated 4,000 of its authorized preferred stock as Series B Preferred Stock, par value $.01 per share, with a liquidation preference of $1,000 per share.

                  The Series B Preferred Stock is mandatorily redeemable by the Company at the liquidation preference as follows:

                  (i) Closing of a financing transaction of at least $15 million.

                  (ii) Closing of a corporate transaction (such as a merger, consolidation, reorganization, sale of significant assets, etc.) resulting in a change of control.

                  (iii) In the event the Company completes a financing, which is at least $3 million but less than $15 million, the Company must partially redeem the Series B Preferred Stock based on a fraction, the numerator of which is the net cash proceeds received by the Company, as a result of the financing transaction, and the denominator of which is $15 million.

                  (iv) The Company is obligated to redeem any outstanding Series B Preferred Stock at its liquidation preference, in eight equal quarterly payments, commencing on March 31, 2005 and ending on December 31, 2006.

                  Holders of Series B Preferred Stock are entitled to receive dividends if, as and when declared by the Company's Board of Directors in preference to the holders of its common stock and of any other stock ranking junior to the Series B Preferred Stock with respect to dividends.

                  The Company cannot declare or pay any dividend or make any distribution on its common stock unless a dividend or distribution of at least two times the dividend paid on the common stock is also paid on the Series B Preferred Stock. Holders of Series B Preferred Stock are also entitled to share pro-rata (based on the aggregate liquidation preference) in any dividend, redemption or other distribution made to any other series of the Company's preferred stock. The Series B Preferred Stock does not have voting rights, except as required by law.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 -          REDEEMABLE SERIES B PREFERRED STOCK (CONTINUED)

                  Each share of the Series B Preferred stock is convertible into shares of the Company's common stock by dividing $1,000 by the conversion price. The conversion price is the fair market value of the Company's common stock at the time of conversion, but not to be less than $.34 per share, subject to adjustment, and not to exceed $4.00 per share, subject to adjustment. Holders of the Series B Preferred Stock were granted piggy-back registration rights to register common shares reserved for such conversion.

                  In April 2002, the Company issued 3,192 shares of its Series B Preferred Stock, with redemption and liquidation preference of $3,192,000, in connection with a development and license agreement discussed in Note 5. As of July 31, 2002, there were 4,000 authorized shares Series B Preferred Stock and 3,192 issued and outstanding. Based on the redemption term, the Series B Preferred Stock is not included in stockholders' equity.

NOTE 9 -          STOCKHOLDERS' EQUITY

                  SIGNIFICANT COMMON STOCK ISSUANCES DURING THE NINE MONTHS ENDED JULY 31, 2002

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

                  On February 25, 2002, the Company issued a restricted stock award of 500,000 shares of common stock to an executive officer in consideration of his services to the Company. The restricted stock award was granted pursuant to the Company's 2000 Plan. The executive officer purchased the shares for $.001 per share, which are subject to a risk of forfeiture until they vest. The executive officer will not receive possession of the certificates representing the shares, and may not sell any of the shares until such shares vest, which will occur quarterly, 125,000 shares per quarter, beginning April 30, 2002. The Company has the right, pursuant to the terms of the restricted stock award, to repurchase any unvested shares issued pursuant to the award for $.002 per share in the event the executive officer is terminated, or if there is a change of control of the Company. The compensatory value recognized during the nine months ended July 31, 2002 was $125,000.

                  On February 25, 2002, the Company issued 485,000 shares of restricted common stock to two employees in consideration of their services to the Company. The value assigned to the common stock totaled $178,238.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9 -          STOCKHOLDERS' EQUITY (CONTINUED)

                  SIGNIFICANT COMMON STOCK ISSUANCES DURING THE NINE MONTHS ENDED JULY 31, 2002 (CONTINUED)

                  During the nine months ended July 31, 2002, the Company issued 1,615,750 shares of its common stock as consideration for consulting services performed by various consultants at prices ranging from $.40 to $1.24 per share, totalling $970,678.

                  During the nine months ended July 31, 2002, the Company issued 5,853,675 shares of restricted common stock to investors for cash proceeds of $1,874,925.


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

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9 -          STOCKHOLDERS' EQUITY (CONTINUED)

                  STOCK OPTION PLANS (CONTINUED)

                  On February 25, 2002, the Company granted its new Chief Executive Officer options outside the Company's stock option plans to purchase 500,000 shares of its common stock at $.39. The options vest in four equal quarterly installments starting April 30, 2002. These options expire on February 25, 2012.

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

                  On March 22, 2002, the Company granted outside the Company's stock option plans to a director and employee who became its Chief Executive Officer on June 1, 2002, options to purchase 1,500,000 shares of its common stock at $1.02. The options vest in four equal quarterly installments starting June 1, 2002. These options expire on March 22, 2012.

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

                  On July 1, 2002, the Company granted its Chief Marketing Officer non-qualified stock options under its 2000 Plan to purchase 405,000 shares of common stock at an exercise price of $1.09 per share. Options covering 105,000 shares are exercisable immediately and the remaining vest in eight equal quarterly installments starting May 31, 2003. These options expire on July 1, 2012.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9 -          STOCKHOLDERS' EQUITY (CONTINUED)

                  STOCK OPTIONS

                  A summary of the Company's stock option activity and related information follows:

                                                                          Weighted                          Weighted
                                                         In the Plan       Average     Outside the Plan     Average
                                                       Stock Options   Exercise Price    Stock Options   Exercise Price
                                                       -------------   --------------    -------------   --------------
                  Outstanding - November 1, 2001            512,250      $   3.92          1,938,750        $   3.96

                  Options granted - 11/01 - 07/31/02:
                     In the Plans                         1,707,500           .58                 --              --
                  Options granted - 11/01 - 07/31/02:
                     Outside the Plans                           --            --          2,425,000             .83
                  Options expired/cancelled:
                     In the Plans                           (28,500)         3.92                 --              --
                     Outside the Plans                           --            --           (120,000)           4.86
                                                        ------------     ---------        -----------       ---------

                  Outstanding - July 31, 2002             2,191,250      $   1.32          4,243,750        $   2.15
                                                        ============     =========        ===========       =========

                  Exercisable at July 31:
                     2002                                 1,054,375      $   1.41          2,232,396        $   2.90
                     2003                                 1,875,188      $   1.25          3,335,416        $   2.45
                     2004                                 2,003,750      $   1.36          3,868,750        $   2.25
                     2005                                 2,191,250      $   1.32          4,243,750        $   2.15

                  The exercise price for options outstanding as of July 31, 2002 ranged from $.39 to $4.40.

                  Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant, as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," net loss as of July 31, 2002 would have been $10,707,173, or $0.27 per share.

                  EXPIRED OPTIONS

                  In November 2001, an aggregate of 78,500 options to purchase the Company's common stock held by four former employees of NV Technology, Inc. were terminated. Under the terms of the option agreements with these employees, the options terminated three months after the employees were terminated.

                  In January 2002, the Company cancelled its employment agreement with an Executive Vice President, which in turn cancelled 70,000 unvested options.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9 -          STOCKHOLDERS' EQUITY (CONTINUED)

                  WARRANTS

                  At July 31, 2002, the Company had outstanding warrants to purchase shares of common stock as follows:

                                                  Number of       Exercise        Expiration
                            Grant Date             Shares           Price            Date
                           ------------         ------------    ------------     ------------
                        June 7, 2000                 50,000     $       7.00     June 7, 2003
                        June 7, 2000                 50,000             8.50     June 7, 2003
                        June 7, 2000                 50,000            10.00     June 7, 2003
                        June 7, 2000                 50,000            11.50     June 7, 2003
                        November 17, 2000         1,000,000             6.00     November 17, 2003
                        November 17, 2000            88,000    Lesser of $6.00   November 17, 2003
                                                                  or 50% of
                                                                market ($.72
                                                                at 07/31/02)
                        March 12, 2001               67,586             5.10     March 12, 2004
                        March 12, 2001               87,357             4.02     March 12, 2004
                        June 14, 2001                50,000             2.50     June 14, 2006
                        June 14, 2001                25,000             5.00     June 14, 2006
                        June 14, 2001                25,000            10.00     June 14, 2006
                        November 5, 2001            200,000              .51     November 5, 2005

                        February 11, 2002            50,000              .75     February 11, 2004
                        February 11, 2002            50,000             1.25     February 11, 2004
                        February 11, 2002           100,000             1.75     February 11, 2004
                        February 11, 2002           100,000             2.25     February 11, 2004
                        July 30, 2002             1,000,000              .75     July 30, 2007
                                                ------------     ------------

                                                  3,042,943     $0.20-$11.50     June 7, 2003 - July 30, 2007
                                                ============     ============

                        Exercisable at
                          July 31, 2002           3,042,943
                                                ============

                  WARRANTS EXERCISED

                  During the nine months ended July 31, 2002, 2,912,000 warrants were exercised at $.25 per share, totaling $728,000.

                  During March 2002, 1,000,000 warrants were exercised on a cashless basis and the Company issued 736,008 shares of common stock.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

                  On July 30, 2002, the Company granted a consulting company warrants to purchase 1,000,000 shares of its common stock at an exercise price of $.75. These warrants replaced warrants covering 1,000,000 shares of common stock issued to the consulting company in May 2001 that had exercise prices of $2.50 (as to 500,000 shares), $5.00 (as to 250,000 shares) and
                  $10.00 (as to 250,000 shares). The fair value of stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.047, or $46,737.

                  NET LOSS PER SHARE

                  Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

                         Warrants to purchase common stock                    3,042,943
                         Options to purchase common stock                     6,435,000
                         Convertible notes payable and accrued interest       2,332,167
                         Series B Preferred stock                             4,161,700
                                                                            ------------

                         Total as of July 31, 2002                           15,971,810
                                                                            ============

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

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10 -         COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  NEW EMPLOYMENT AGREEMENTS (CONTINUED)

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

                  On July 1, 2002, the Company entered into a three-year employment agreement with its Chief Marketing Officer, Brad Ketch. Pursuant to the agreement, the Company will pay Mr. Ketch a base salary at the rate of $15,000 per month, and an annual bonus based upon his performance, as determined at the sole discretion of the Board of Directors. In addition, the employment agreement provides non-qualified stock options to purchase 405,000 shares of common stock at $1.09 per share. Options with respect to 105,000 shares are exercisable immediately and the remaining vest in eight equal quarterly installments, starting May 31, 2003. These options expire on July 1, 2012.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

                  On March 22, 2002, the Company entered into a consulting agreement with an individual for advisory services relating to the Company's technology for transmitting high speed data over extended ranges of copper telephone wire. The Company agrees to pay the consultant $15,000 per month and options to purchase 50,000 shares of its common stock at an exercise price of $1.02. All of the options are exercisable immediately and expire ten years from the grant date. The fair value of stock options estimated on the date of grant using the Black-Scholes option pricing model is $1.16, or $58,000.

                  On July 17, 2002, the Company entered into a one-year consulting agreement with an individual for consulting, advisory and related services. The Company agreed to pay the consultant a one-time payment of $250,000 in the event the Company receives gross revenue in the amount of at least $2,250,000 from the distribution of the Company's motion picture.

                  On July 30, 2002, the Company entered into a five-month consulting agreement with a consulting company for consulting and advisory services in connection with strategic business planning. The Company agreed to issue 350,000 restricted shares of the Company's common stock and warrants to purchase an aggregate of 1,000,000 shares of the Company's common stock at an exercise price of $.75 per share. All of the warrants are exercisable immediately and expire five years from the grant date. The fair value of warrants estimated on the date of grant using the Black-Scholes option pricing model is $46,737.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10 -         COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  ROYALTY PAYMENTS

                  The Company's projects under development stipulate royalty payments that are based on percentages of revenue.

                  JOINT VENTURE PRODUCTION AGREEMENT

                  In April 2000, the Company entered into a joint venture production agreement to produce a feature length film for theatrical distribution. The Company will provide the funding for the production in the amount of $2,250,000 and, in exchange, will receive a 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to its initial investment of up to $2,250,000. The Company's management currently expects to receive revenue from the film in three categories. These categories are upfront distribution licenses, product or title sponsorships, and, of course, box-office ticket sales. Initial revenues are expected late in calendar 2002 or early 2003. The Company has agreed to deposit into a separate account, on a monthly basis, funds to assure a minimum balance of $200,000 at the beginning of each month, until the total of $2,250,000 has been deposited into the account. As of July 31, 2002, the Company has funded approximately $1,980,000 of production and other costs, which was included in projects under development in the accompanying consolidated balance sheet. In addition, approximately $266,000 was funded to purchase camera equipment.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10 -         COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  LEGAL PROCEEDINGS AND SETTLEMENT

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

                  Subsequent to July 31, 2002, the Company reached an agreement to settle the above lawsuit. The Company agreed to pay Creditors Adjustment Bureau, Inc. an aggregate of $80,000 in eight monthly installments beginning in October 2002, or an aggregate of $70,000 if the Company pays the entire amount due on or before December 31, 2002.

                  On June 28, 2002, the Company entered into a settlement agreement and mutual release in certain litigation filed by Allan Blevins and Michael Shepperd, former officers of the Company. Under the terms of settlement, Blevins and Shepperd will return to the Company 2.2 million shares of its common stock, which will then be cancelled by the Company. The parties agreed that a total of 500,000 shares of the Company's common stock would be purchased from Blevins and Shepperd for $375,000 ($.75 per share), payable in four equal installments of $93,750, due on August 1, September 15, November 1 and December 15, 2002. The Company retained the right to purchase the 500,000 shares or to assign such right to a third party. The Company also agreed to pay the attorney for Blevins and Shepperd $75,000 in four equal installments payable on August 1, September 15, November 1 and December 15, 2002. The Company has entered into an agreement with an entity to purchase at least $293,000 of the shares to be purchased from Blevins and Shepperd. Accordinagly, the accompanying financial statements reflect the Company's remaining obligation to purchase 109,333 shares of stock from Blevins and Shepperd for $82,000. The legal fees have been accrued in full at July 31, 2002 and the accounting for the stock transaction will be determined at the time of settlement

                  Blevins and Shepperd will continue to hold a total of 300,000 shares of the Company's common stock issued at the time of a February 2000 merger. They have contractually agreed that these shares will be subject to a lockup and will only become available for public sale at specified dates and amounts between now and January 2004.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10 -         COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  On August 2, 2002, a lawsuit was filed in California Superior Court in Santa Clara County against New Visual Corporation and NV Technology, by Brad Lundahl (d/b/a Lundahl Engineering) alleging that the Company breached a contract for consulting services it entered into with Mr. Lundahl in July 2000, by failing to pay Mr. Lundahl for his services as provided under the agreement. The lawsuit sought to compel arbitration based upon a provision mandating arbitration contained in the contract in question. The Company has agreed to arbitrate and intends to vigorously dispute whether any amount is due to Mr. Lundahl. The amount in controversy is not stipulated in the lawsuit, but is believed to be approximately $40,000. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's financial condition or results of operations.

NOTE 11 -         SEGMENT INFORMATION

                  Summarized financial information concerning the Company's reportable segments is shown in the following table:

                  For the Nine Months Ended July 31, 2002:

                                              Telecommunication  Entertainment   Unallocable
                                                   Business         Business       Expenses          Totals
                                                ------------     ------------    ------------     ------------
                  Net Sales                     $        --      $        --     $        --      $        --

                  Operating Loss                $(1,400,019)     $        --     $(4,105,900)     $(5,505,919)

                  Depreciation and
                    Amortization                $   872,202      $    11,250     $    39,525      $   922,977

                  Interest Expense              $        --      $ 1,004,986     $        --      $ 1,004,986

                  Total Identifiable Assets     $ 5,856,372      $ 2,197,076     $   293,736      $ 8,347,184


                  For the Nine Months Ended July 31, 2001:

                                              Telecommunication  Entertainment   Unallocable
                                                   Business         Business       Expenses          Totals
                                                ------------     ------------    ------------     ------------

                  Net Sales                     $        --      $        --     $        --      $        --

                  Operating Loss                $(1,190,348)     $        --     $(6,073,429)     $(7,263,777)

                  Depreciation and
                    Amortization                $   760,526      $    12,190     $    74,406      $   847,842

                  Interest Expense              $        --      $    27,179     $        --      $    27,179

                  Total Identifiable Assets     $    95,390      $ 1,590,651     $   676,549      $ 2,362,590

NOTE 12 -         SUBSEQUENT EVENTS

                  On September 4, 2002, a total of 225,000 shares of the Company's common stock was sold for gross proceeds of $150,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion and analysis of our results of operations and should be read in conjunction with the financial statements and related notes contained in this Form 10-Q.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED JULY 31, 2002 AND 2001.

         REVENUES. We are a development-stage company. There were no revenues for the nine months ended July 31, 2002 or the nine months ended July 31, 2001.

         OPERATING EXPENSES. Operating expenses included the compensatory element of stock issuances, research and development expenses, the costs of a litigation settlement and selling, general and administrative expenses. Total operating expenses decreased to approximately $5,506,000 for the nine months ended July 31, 2002, from approximately $7,264,000 for the nine months ended July 31, 2001. The larger expense in 2001 resulted primarily from a $1,000,000 charge relating to stock issued in a litigation settlement during the nine months ended July 31, 2001. The Company issued 250,000 shares of common stock valued at $1,000,000 in a February 2001 settlement with Astounding.com, Inc. and Jack Robinson in connection with certain disputes arising from a non-consummated merger between New Visual Corporation and Astounding.com, Inc. There was no similar event during the nine months ended July 31, 2002. Also, the issuance of common stock for consulting services declined from approximately $2,410,000 for the nine months ended July 31, 2001 to approximately $1,601,000 for the nine months ended July 31, 2002. Selling, general and administrative expenses amounted to approximately $2,505,000 and $2,663,000 for the nine-month periods ended July 31, 2002 and July 31, 2001, respectively. The decreases in operating expenses were offset by an increase in research and development expenses from approximately $1,190,000 for the nine months ended July 31, 2001 to approximately $1,400,000 for the nine months ended July 31, 2002.

         OTHER EXPENSES. Other expenses included amortization of unearned financing costs and interest expense. Total other expenses increased to approximately $1,866,000 for the nine months ended July 31, 2002 from approximately $777,000 for the nine months ended July 31, 2001. The increase was primarily due to an increase in interest expense of approximately $900,000 resulting from the interest component of convertible notes payable issued during the nine months ended July 31, 2002. In addition, several of these convertible notes were convertible into common stock at a conversion rate lower than the market price at the time of issuance of the notes. As a result, there was an additional charge to amortization of unearned financing costs of approximately $766,000. The increases in these expenses were offset by a reduction in the costs of amortization of unearned financing costs of approximately $508,000 in connection with a long-term debt financing arrangement. During the year ended October 31, 2001 the Company paid down long-term debt in connection with this financing arrangement amounting to $500,000.

         NET LOSS. Our net loss was approximately $7,372,000, or $0.19 per common share, for the nine months ended July 31, 2002, a decrease from our net loss of approximately $8,041,000, or $0.32 per common share, for the same period last year.

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2002 AND 2001.

         REVENUES. We are a development-stage company. There were no revenues for the three months ended July 31, 2002 or the three months ended July 31, 2001.

         OPERATING EXPENSES. Operating expenses included the compensatory element of stock issuances, research and development expenses and selling, general and administrative expenses. Total operating expenses decreased to approximately $1,389,000 for the three months ended July 31, 2002, from approximately $4,395,000 for the three months ended July 31, 2001. The decrease resulted primarily from a reduction in the issuance of common stock for consulting services from approximately $2,410,000 for the three months ended July 31, 2001 to approximately $139,000 for the three months ended July 31, 2002. Research and development expenses decreased by approximately $407,000 to approximately $121,000 for the three-month period ended July 31, 2002 compared to the prior year. This amount does not include $615,000 of development fees paid to Adaptive Networks during this period, which are being capitalized. Selling, general and administrative expenses decreased to approximately $1,129,000 for the three months ended July 31, 2002 from approximately $1,457,000 for the three months ended July 31, 2001.

         OTHER EXPENSES. Other expenses included amortization of unearned financing costs and interest expense. Total other expenses increased to approximately $893,000 for the three months ended July 31, 2002 from approximately $259,000 for the three months ended July 31, 2001. The increase was principally due to an increase in interest expense of approximately $454,000 resulting from the interest component of convertible notes payable issued during the three months ended July 31, 2002. In addition, several of these convertible notes were convertible into common stock at a conversion rate lower than the market price at the time of issuance of the notes. As a result, there was an additional charge to amortization of unearned financing costs of approximately $404,000. The increases in these expenses were offset by a reduction in the costs of amortization of unearned financing costs of approximately $169,000 in connection with a long-term debt financing arrangement. During the year ended October 31, 2001 we paid down long-term debt in connection with this financing arrangement amounting to $500,000.

         NET LOSS. Our net loss was approximately $2,283,000, or $0.05 per common share, for the three months ended July 31, 2002, a decrease from our net loss of approximately $4,654,000, or $0.18 per common share, for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES.

         Net cash used in operating activities was approximately $3,641,000 and $4,476,000 for the nine months ended July 31, 2002 and July 31, 2001, respectively. Cash balances totaled approximately $295,000 as of October 31, 2001 and $77,000 as of July 31, 2002.

         Operations have been financed principally through sales of common stock, the exercise of warrants to purchase common stock, loans, the issuance of convertible notes payable and notes payable. Net proceeds from financing activities amounted to approximately $4,391,000 for the nine months ended July 31, 2002, including sales of common stock of approximately $1,979,000, exercise of warrants of approximately $728,000, the issuance of notes payable of approximately $500,000 and the issuance of convertible notes payable of approximately $1,508,000. Net proceeds from financing activities amounted to approximately $4,558,000 for the nine months ended July 31, 2001. During the nine-month period ended July 31, 2001 sales of common stock amounted to approximately $5,058,000 and notes payable amounting to approximately $500,000 were repaid.

         Stock was issued in payment of expenses amounting to approximately $1,601,000 and $2,410,000 for the nine-month periods ended July 31, 2002 and July 31, 2001, respectively. Stock was issued in settlement of litigation in the amount of $1,000,000 during the nine months ended July 31, 2001.

         In April 2000, we entered into a joint venture production agreement to produce a feature length film for theatrical distribution. Under the agreement, we are providing the funding for the production in the amount of $2,250,000 and, in exchange, we will receive a 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to our initial investment of up to $2,250,000. As of July 31, 2002, we had funded approximately $2,246,000 of the production costs towards this project, which included the purchase of camera equipment of approximately $266,000.

         Research and development expenses totaled approximately $1,400,000 and $1,190,000 for the nine months ended July 31, 2002 and the nine months ended July 31, 2001, respectively. This amount does not include $715,000 of development fees paid to Adaptive Networks during this period, which are being capitalized.

         During the nine months ended July 31, 2002, we issued convertible notes payable totaling approximately $1,508,000. We agreed to pay the principal and interest in an amount equal to 50% of the principal if certain milestones are reached from the distribution of the feature length film currently in production. Because several of the notes were convertible into common stock at a conversion rate lower than the market price at the time of issuance of the notes, additional expense was recorded in the approximate amount of $766,000. The notes are convertible at any time, in whole or in part, into shares of common stock at conversion prices ranging from $0.40 to $1.00 per share. During the three months ended July 31, 2002, four convertible notes were converted into 210,000 shares of our common stock, resulting in the cancellation of $189,000 in principal and interest that would have been outstanding under the notes.

         In June 2000, we entered into five long-term credit facilities, pursuant to which we borrowed $750,000. We repaid $500,000 of these borrowings during fiscal 2001. The remaining principal and interest at 6% per year will be due in June 2003.

         In April 2002, we entered into an agreement with Adaptive Networks, Inc. for development services relating to our FPGA-based prototype. We agreed to pay Adaptive an aggregate of $1,559,000 for these services. As of July 31, 2002, the remaining balance due to Adaptive is $844,000.

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

         In July 2002, we borrowed $500,000 from the Charles R. Cono Trust. These borrowings are unsecured and bear interest at 10% per annum. All principal and interest will be due in a lump sum on or before November 1, 2002.

         Management has observed over the last several months that due to the current economic and stock market climate, our recent stock price and market volatility, and general market conditions in the semiconductor and telecommunications industries, funding for our operations has become more difficult to secure and more expensive than in prior periods. Management is presently taking steps to reduce monthly cash outlays through arrangements with vendors to accept longer payment terms and reductions of recurring expenses, when possible, including potential staff and management changes. Our management team also agreed in August to temporarily defer a portion of executive salaries in order to reduce monthly cash expenditures while the Company continues to pursue additional financing. However, additional cash must be raised in order to continue to meet liquidity needs and satisfy our proposed business plan. Management is presently investigating potential financing transactions that it believes can provide additional cash for operations and be profitable in both the short and long-term. Management also intends to attempt to raise funds through private sales of common stock and borrowings. Although management believes these efforts will enable us to meet our liquidity needs in the future, there can be no assurance that these efforts will be successful.

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

         We have been able to continue based upon our receipt of funds from the issuance of equity securities and borrowings, and by acquiring assets or paying expenses by issuing stock. Our continued existence is dependent upon our continued ability to raise funds through the issuance of our securities or borrowings, and our ability to acquire assets or satisfy liabilities by the issuance of stock. Management's plans in this regard are to obtain other debt and equity financing until profitable operation and positive cash flow are achieved and maintained. Although management believes, based on the fact that it raised approximately $10,555,000 through sales of common stock and $3,673,000 from borrowings from November 1, 1999 through July 31, 2002, that it will be able to secure suitable additional financing for the company's operations, there can be no guarantee that such financing will continue to be available on reasonable terms, or at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         There have been no material changes to the Company's market risk for the nine months ended July 31, 2002. See the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001 for additional discussions regarding quantitative and qualitative disclosures about market risk.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On June 28, 2002, we settled a lawsuit pending in California Superior Court brought by Allan L. Blevins and Michael Shepperd, in which New Visual Corporation and Ray Willenberg, Jr., our Chairman and an executive officer, were defendants. The lawsuit stemmed from a dispute regarding a February 2000 merger agreement and three million shares of our common stock issued to Messrs. Blevins and Shepperd under the merger agreement. Pursuant to the terms of the settlement, Messrs. Blevins and Shepperd agreed to return 2.2 million of the 3 million shares to us. Upon receipt, the 2.2 million returned shares of our common stock will be cancelled and cease to be outstanding. The Company or its assignee will purchase from Messrs. Blevins and Shepperd a total of 500,000 shares of common stock for $375,000 ($0.75 per share). We also agreed to pay $75,000 in attorneys' fees to Messrs. Blevins' and Shepperd's attorneys. These purchases and payments are to occur in four equal installments in August, September, November and December 2002.

         We have entered into an agreement with a company to assign our right and obligation to purchase at least $293,000 of common stock from Messrs. Blevins and Shepperd under the settlement agreement. Accordingly, the accompanying financial statements reflect our remaining obligation to repurchase 109,333 shares of common stock from Messrs. Blevins and Shepperd for $82,000.

         Messrs. Blevins and Shepperd will continue to hold 300,000 shares of our common stock acquired in the merger, which, pursuant to the terms of the settlement, will be subject to a lockup arrangement and only become available for public sale in installments between now and January 2004. The settlement agreement also grants us a right of first refusal to purchase the shares held by Messrs. Blevins and Shepperd as they become available for resale under the lockup arrangement. Finally, we agreed to transfer certain assets related to the merger agreement to Messrs. Blevins and Shepperd. We do not believe any of the transferred assets are material to our financial condition, results of operations, business or prospects.

         Subsequent to July 31, 2002, a lawsuit was filed in California Superior Court in Santa Clara County against New Visual Corporation and NV Technology, by Brad Lundahl (d/b/a Lundahl Engineering) alleging that we breached a contract for consulting services entered into between us and Mr. Lundahl in July 2000, by failing to pay Mr. Lundahl for his services as provided under the agreement. The lawsuit sought to compel arbitration based upon a provision mandating arbitration contained in the contract in question. We have agreed to arbitrate this matter and intend to vigorously dispute whether any amount is due to Mr. Lundahl. The amount in controversy is not stipulated in the lawsuit but is believed to be approximately $40,000. We do not believe the resolution of this matter will have a material adverse effect on our financial condition or results of operations.

         Subsequent to July 31, 2002, we reached an agreement to settle a lawsuit was filed against us in February 2002 by Creditors Adjustment Bureau, Inc., a California corporation, who was allegedly assigned rights to any judgement collected on amounts allegedly owed by us to Arter & Hadden, LLP, our former legal counsel. The plaintiff sought damages in the amount of $110,559.86, plus 10% interest, costs of the suit and reasonable attorney's fees. In the settlement, we agreed to pay Creditors Adjustment Bureau, Inc. an aggregate of $80,000 in eight monthly installments beginning in October 2002, or an aggregate of $70,000 if we pay the entire amount due on or before December 31, 2002. We do not believe the resolution of this matter will have a material adverse effect on our financial condition or results of operations.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) During the three months ended July 31, 2002, the Company sold unregistered securities as follows:

         In  May 2002, we:
         o issued 9,500 shares of common stock to one individual for services rendered;
         o issued 234,375 shares of common stock upon conversion of a convertible note held by one investor, resulting in the cancellation of $93,750 in principal and interest that would have been outstanding under the note;
         o sold 84,337 shares of common stock to one investor for total proceeds of $70,000; and
         o issued an aggregate of $450,000 principal amount of convertible promissory notes to seven investors, which notes are convertible into our common stock at a conversion price of $1.00 per share.

         In June 2002, we:
         o issued 105,000 shares of common stock upon conversion of two promissory notes held by two investors, resulting in the cancellation of $105,000 in principal and interest that would have been outstanding under the notes; and
         o issued an aggregate of $138,000 principal amount of convertible notes to seven investors, which notes are convertible into shares of our common stock at conversion prices ranging from $.90 to $1.00 per share.

         In July 2002, we:
         o issued 105,000 shares of common stock upon conversion of two promissory notes held by two investors, resulting in the cancellation of $81,000 in principal and interest that would have been outstanding under the notes;
         o sold 200,334 shares of common stock to four investors for total proceeds of $120,200;
         o issued a convertible promissory note with a principal amount of $26,000 to one investor, which may be converted into shares of our common stock at a conversion price of $.65 per share; and
         o issued 350,000 shares of common stock to a company in consideration of consulting services.

         Following the quarter ended July 31, 2002, during August 2002, we:
         o issued an aggregate of $35,000 principal amount of convertible promissory notes to four investors, which may be converted into shares of our common stock at exercise prices ranging from $.70 to $.82 per share.

         In September 2002, we:
         o issued 225,000 shares of common stock to one investor for total proceeds of $150,000;
         o issued an aggregate of $46,000 principal amount of convertible promissory notes to two investors, which notes are convertible into shares of our common stock at $.60 and $.65 per share; and
         o issued 9,869 shares of common stock upon conversion of a convertible promissory note held by one investor, resulting in the cancellation of $7,500 in principal and interest that would have been outstanding under the note.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         The Company submitted the following matters to a vote of its shareholders at its annual meeting, which was held July 12, 2002.

         (a) The Company's shareholders were asked to vote for the election of Ivan Berkowitz, Bruce Brown, Thomas J. Cooper, John Howell, Ray Willenberg, Jr. and C. Rich Wilson III to the Board of Directors of the Company, to hold office until the 2003 Annual Meeting of Shareholders. The nominees were all elected pursuant to the following votes:

             ------------------------- ------------------- ---------------------
                                               For           Withheld Authority
             ------------------------- ------------------- ---------------------
             Ivan Berkowitz                32,403,675            4,590,897
             ------------------------- ------------------- ---------------------
             Bruce Brown                   33,129,026            3,865,546
             ------------------------- ------------------- ---------------------
             Thomas J. Cooper              35,150,499            1,844,073
             ------------------------- ------------------- ---------------------
             John Howell                   32,854,345            4,140,227
             ------------------------- ------------------- ---------------------
             Ray Willenberg, Jr.           32,479,031            4,515,541
             ------------------------- ------------------- ---------------------
             C. Rich Wilson III            32,747,847            4,246,725
             ------------------------- ------------------- ---------------------

         (b) The Company's shareholders were asked to ratify the Company's 2001 Stock Incentive Plan. The ratification of the 2001 Stock Incentive Plan was approved with 15,629,017 votes cast for, 6,616,577 votes cast against, and 278,047 abstentions.

         (c) The Company's shareholders were asked to ratify the selection of Grassi & Co., CPAs, P.C. as the Company's independent auditors for the fiscal year ending October 31, 2002. The shareholders ratified the selection of the independent auditors with 35,322,924 votes cast for, 1,684,245 votes cast against, and 173,403 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         10.1 Convertible Promissory Note dated March 8, 2002 by New Visual Corporation in favor of Tony Finn.

         10.2 Convertible Promissory Noted dated March 8, 2002 by New Visual Corporation in favor of James Joseph Redmon.

         10.3 Convertible Promissory Note dated March 22, 2002, by New Visual Corporation in favor of the M. Lucile Way Trust.

         10.4 Convertible Promissory Note dated March 22, 2002 by New Visual Corporation in favor of D W Construction, Inc.

         10.5 Convertible Promissory Note dated April 5, 2002 by New Visual Corporation in favor of D W Construction, Inc.

         10.6 Convertible Promissory Note dated May 21, 2002 by New Visual Corporation in favor of John Marsden.

         10.7 Convertible Promissory Note dated May 21, 2002 by New Visual Corporation in favor of Randy Arnett.

         10.8 Convertible Promissory Note dated May 30, 2002 by New Visual Corporation in favor of the M. Lucile Way Trust.

         10.9 Convertible Promissory Note dated May 31, 2002 by New Visual Corporation in favor of Robert E. Casey, Jr.

         10.10 Convertible Promissory Note dated June 12, 2002 by New Visual Corporation in favor of Bonnie Davis.

         10.11 Employment Agreement dated July 1, 2002, by and between New Visual Corporation and Brad Ketch.

         10.12 Stock Option Agreement dated July 1, 2002, by and between New Visual Corporation and Brad Ketch.

         10.13 Consulting Agreement dated as of July 17, 2002, by and between New Visual Corporation and Charles R. Cono.

         10.14 Promissory Note dated July 17, 2002, by New Visual Corporation in favor of Charles R. Cono Trust, Charles R. Cono, TTEE.

         10.15 Consulting Agreement dated as of July 30, 2002, by and between New Visual Corporation and Advisor Associates, Inc.

(b)      Reports on Form 8-K:

         o Form 8-K dated July 12, 2002, was filed pursuant to Item 5 (Other Events and Regulation FD Disclosure).
         o Form 8-K dated September 6, 2002, was filed pursuant to Item 4 (Changes in Registrant's Certifying Accountant).


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NEW VISUAL CORPORATION
                                       (Registrant)


Dated:   September 16, 2002            By:  /s/ THOMAS J. COOPER
                                           -------------------------------------
                                           THOMAS J. COOPER
                                           President and Chief Executive Officer
                                           (PRINCIPAL EXECUTIVE OFFICER)


Dated:   September 16, 2002            By:  /s/ THOMAS J. SWEENEY
                                           -------------------------------------
                                           THOMAS J. SWEENEY
                                           Chief Financial Officer
                                           (PRINCIPAL FINANCIAL OFFICER)

                                 CERTIFICATIONS

I, Thomas J. Cooper, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of New Visual Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


September 16, 2002                     /S/ THOMAS J. COOPER
                                       -----------------------------------------
                                       Thomas J. Cooper, Chief Executive Officer


I, Thomas J. Sweeney, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of New Visual Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


September 16, 2002                    /S/ THOMAS J. SWEENEY
                                      ------------------------------------------
                                      Thomas J. Sweeney, Chief Financial Officer

                                  EXHIBIT INDEX

10.1 Convertible Promissory Note dated March 8, 2002 by New Visual Corporation in favor of Tony Finn.

10.2 Convertible Promissory Noted dated March 8, 2002 by New Visual Corporation in favor of James Joseph Redmon.

10.3 Convertible Promissory Note dated March 22, 2002, by New Visual Corporation in favor of the M. Lucile Way Trust.

10.4 Convertible Promissory Note dated March 22, 2002 by New Visual Corporation in favor of D W Construction, Inc.

10.5 Convertible Promissory Note dated April 5, 2002 by New Visual Corporation in favor of D W Construction, Inc.

10.6 Convertible Promissory Note dated May 21, 2002 by New Visual Corporation in favor of John Marsden.

10.7 Convertible Promissory Note dated May 21, 2002 by New Visual Corporation in favor of Randy Arnett.

10.8 Convertible Promissory Note dated May 30, 2002 by New Visual Corporation in favor of the M. Lucile Way Trust.

10.9 Convertible Promissory Note dated May 31, 2002 by New Visual Corporation in favor of Robert E. Casey, Jr.

10.10 Convertible Promissory Note dated June 12, 2002 by New Visual Corporation in favor of Bonnie Davis.

10.11 Employment Agreement dated July 1, 2002, by and between New Visual Corporation and Brad Ketch.

10.12 Stock Option Agreement dated July 1, 2002, by and between New Visual Corporation and Brad Ketch.

10.13 Consulting Agreement dated as of July 17, 2002, by and between New Visual Corporation and Charles R. Cono.

10.14 Promissory Note dated July 17, 2002, by New Visual Corporation in favor of Charles R. Cono Trust, Charles R. Cono, TTEE.

10.15 Consulting Agreement dated as of July 30, 2002, by and between New Visual Corporation and Advisor Associates, Inc.