Form 10-K
period 2002-10-31
NEW VISUAL CORP
filed 2003-01-29
CIK 1026595

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               __________________

                                    FORM 10-K
                               __________________
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2002

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

                          Common Stock, $.001 Par Value
          Series A Junior Participating Preferred Stock Purchase Rights
          -------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of April 30, 2002, the last day of our second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $43,455,000.

As of January 23, 2003, the registrant had 52,647,063 shares of common stock outstanding.

Documents incorporated by reference: Part III of this Report is incorporated by reference to portions of the registrant's definitive proxy statement for the 2003 Annual Meeting of Shareholders.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         New Visual Corporation ("New Visual," the "Company," "we," "our" or "us") is developing advanced transmission technology to enable data to be transmitted across copper telephone wire at speeds and over distances that exceed those offered by industry-leading DSL technology providers. We intend to market this breakthrough technology to leading equipment makers in the telecommunications industry. Our technology is designed to dramatically increase the capacity of the copper telephone network, allowing telephone companies to provide enhanced video, data and voice services over the existing copper telecommunications infrastructure.

         Through our NV Technology, Inc. subsidiary ("NV Technology"), we intend to design, develop, manufacture and license semiconductor products based upon our technology. We believe that products using this technology will have a significant advantage over existing broadband technologies, such as digital subscriber line ("DSL"), by providing faster transmission speed capability and by increasing the transmission distance capability.

         During the 2000 fiscal year, we entered into a joint venture to produce a feature length, surfing adventure film for mainstream theatrical release. The film, entitled STEP INTO LIQUID, has been completed and is being shown to distributors.

         Our executive offices are located at 5920 Friars Road, Suite 104, San Diego, California, and our telephone number at that address is (619) 692-0333.

OUR TELECOMMUNICATIONS BUSINESS

THE BROADBAND BOTTLENECK

         The great, unfinished task of the telecom industry is to fill the "last mile" gap that prevents businesses and consumers from enjoying the benefit of the global, high-speed data backbone. The gap occurs where the low-speed capacity of local loop telephone networks meets the demand for high-speed services. Ninety-three percent of business buildings, for example, are unable to get high-speed data services because the facilities that underlay them are copper wires.

         Filling the "last mile" gap with fiber is prohibitively expensive, so New Visual has developed a silicon-based strategy, best described as "Fiber Avoidance" - if a wireline carrier can avoid deploying fiber optics in delivering fiber-like services, that carrier can increase its return on assets in a dramatic way. The value proposition of New Visual can best be summarized as a solution that will allow service providers to send digital information farther and faster, utilizing a low-cost implementation/deployment strategy that leverages the existing copper infrastructure.

         New Visual's products will address critical gaps in the access portion of the network at attractive prices for telecom companies anxious to save money and increase profits. By utilizing the existing copper wire infrastructure, our products are intended to enable telecom companies to sell high-margin services and deliver bandwidth-hungry multimedia applications, such as video, voice, and data, which otherwise would be unavailable without extraordinary capital outlays.

WORLDWIDE DEMAND CONTINUES TO GROW

         There are approximately one billion copper loops in the world today. Two hundred million are in the United States. Europe and Southeast Asia, with their high levels of teledensity, comprise most of the rest. A remarkable feature of these lines is that they are being retrofitted to support broadband data transmission at a quick pace. This retrofit activity is being performed by the world's telephone operating companies in response to demand from end-user businesses and residences for new services like high-speed data, virtual private network, voice over Internet protocol, Internet access, video conferencing, and cable company-like video delivery. These services typically yield higher margins to the telephone companies than do voice services. For this reason, we believe telephone companies will be receptive to offers from new semiconductor companies like New Visual.

         We are developing layer-one, integrated circuit-based solutions to address the specific needs of both business class and residential markets. We are entering the market at a time when many companies are promoting solutions to enable broadband communications over the local loop, such as the various digital subscriber line technologies. Still others are sponsoring alternative means for providing high-speed data communications such as wireless, satellite, fiber optic and cable modem technologies. We believe the worldwide market for high-speed communications is growing so quickly that all of these alternative access technologies can grow while we are also establishing our access technology.

NEW VISUAL'S "FIBER AVOIDANCE" STRATEGY

         Wireline carriers around the world are experiencing high demand for data-intensive transmission services from enterprises. These services such as T1, Frame Relay, ATM Managed Services, Gigabit Ethernet, and other private line services, are delivered across T1, E1, T1 IMA, N X T1, DS3, E3 and other transmission protocols. While T1 and E1 can be used to reach the buildings that are off the fiber ring, these protocols are limited by copper pair's low speed, high costs, maintenance costs, and poor utilization.

         Much has been made in recent years about the benefits of trenching fiber to every building, but the reality is that it is financially feasible for only the largest buildings. Telephone companies find that it is extremely expensive and impractical to replace the existing copper wire infrastructure with fiber optic technology to 90% of the offices. New fiber costs $500-$1000 per foot to install, and some municipalities have begun prohibiting new trenching, making it impossible to start new upgrade projects. Other solutions to enable broadband communications, such as wireless, satellite, and cable modem network technologies, often suffer from poor performance, high deployment costs, and lack of mass marketability. Most importantly, these technologies fail to allow the telephone companies to leverage their existing investment in the copper plant.

         New Visual's integrated circuits are being designed to increase the capacity and range of high-speed services on the existing copper network, enabling telephone network operators to increase their offering of services and reduce the cost of network upgrades. Worldwide, this network contains over 950 million copper lines, and currently delivers most of the world's telephone traffic and broadband access. If service providers can leverage this huge existing infrastructure, they can avoid the high costs and slow deployments associated with replacing the local loop with fiber.

NV TECHNOLOGY'S SOLUTION

         We are developing an advanced transmission technology to enable data to be transmitted across copper telephone wire at faster speeds and over greater distances than is presently offered by leading DSL technology providers. Our technology, using the internal name Embarq(TM), offers significant improvements over existing technologies by optimizing the bandwidth used and taking advantage of dynamic changes in the available signal to noise ratio ("SNR"). Bandwidth is maximized by dynamically operating as close as possible to the available bandwidth, specifically by taking advantage of dynamic improvements in the SNR. Telephone wiring has a static, known function of attenuation versus frequency, while there are dynamic characteristics that present both significant and exploitable dynamic changes during transmission. The NV Technology solution takes advantage of these exploitable characteristics, resulting in dramatically improved achievable throughput.

         We intend to develop core technology and chip level solutions to be licensed or sold to equipment makers that serve the following markets:

         o SMALL-TO-MID-SIZED ENTERPRISES ("SMES"): defined as a direct connection between a small business (20-500 employees) and the telephone central office, including those businesses that currently subscribe for T1, Multiple T1, or DS3 services. Today, for example, local exchange carriers ("LECs") mostly serve their DS3 (45Mbps) customers with coaxial cables that are limited to 500 ft. in distance from the customer to the source of the DS3 signal (typically a fiber optic terminal). For a business in a building that is not on a fiber ring, the LEC must determine if the customer is over 500 ft. from an existing fiber optic terminal. If the distance is over 500 ft., the Telco must trench fiber to the building and place fiber optic terminals. This capital expense renders the DS3 line unprofitable for the first 18 months of service.

         o MXU (MTU, MDU, MHU): defined to include multi-tenant units, multi-dwelling units, and multi-hotel units, in which a multiplexer unit in the building serves bandwidth to multiple users under the management of a service provider or the owner of the building. Today, LECs serve their densest customer locations with unshielded twisted pair copper (UTP) wire that typically runs directly back to the wire center. LECs have tested a number of new technologies that would enable them to serve MDUs and MTUs with network elements placed in the LEC-owned wiring closet in the building. A common downfall associated with all of these competing solutions is the placement of fiber optics.

         o REMOTE TERMINAL/FEEDER: defined as the connection between a telephone central office and remote cabinets such as an RT, DSLAM, SLC, or DLC. Today, phone companies (i.e., Local Exchange Carriers or LECs) serve 30% of their UTP wires with digital loop carriers. These network elements communicate with the serving wire center, or central office, via digital trunks. All of the physical layer technologies for these trunks have drawbacks that frequently cause the LEC to spend scarce capital dollars needlessly.

         o RESIDENTIAL: defined as the home broadband (high-speed access) consumers.

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

OUR BUSINESS STRATEGY

         Our objective is to initially deploy our technology in the SME, MxU and Remote Terminal/Feeder business markets, and to subsequently expand into the Residential market. We believe business class markets offer the nearest revenue opportunity for commercial applications of our technology because:

         o many businesses already have existing applications that require greater bandwidth,

         o businesses have demonstrated the ability and willingness to pay for premium broadband services,

         o spending by the business class markets significantly exceeds spending by the residential market, and is projected to continue to do so for the foreseeable future, and

         o the return on investment for service providers is a more attractive model (e.g., lower cost of deployment and customer acquisition vs. revenue).

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

COMPETITION

         The market for high-speed telecommunications products is highly competitive, and we expect that it will become increasingly competitive in the future. Our potential competitors consist of some of the largest, most successful domestic and international telecommunications companies, such as Broadcom, Metalink, GlobespanVirata, Intel, and Texas Instruments and other companies with well-established reputations in the broadband telecommunications industry, such as Infineon Technologies. These and our other potential competitors possess substantially greater name recognition, financial, sales and marketing, manufacturing, technical, personnel, and other resources than we have. These competitors may also have pre-existing relationships with our customers or potential customers. These competitors may compete effectively with us because in addition to the above-listed factors, they more quickly introduce new technologies, more rapidly or effectively address customer requirements or devote greater resources to the promotion and sale of their products than we do. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so.

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

GOVERNMENT REGULATION

         The telecommunications industry is subject to extensive regulation by federal and state agencies, including the Federal Communications Commission, or FCC, and various state public utility and service commissions. There are some regulations at present that have been interpreted by our target customers as discouraging to the technical innovations that we are bringing to market, though we do not believe this to be the case. Further, regulations affecting the availability of broadband access services generally, the terms under which telecommunications service providers conduct their business, and the competitive environment among service providers, for example, could have a negative impact on our business.

OUR LEGACY FILM PRODUCTION BUSINESS

         From 1996 through February 1999, our business focused on the production and distribution of 3-D films for special venue markets, such as theme parks, amusement parks, family entertainment centers and casinos. In April 2000, we entered into a joint venture with Dana Brown, Bruce Brown, and John-Paul Beeghly to produce a feature length, surfing adventure film for mainstream theatrical release. The film is titled "STEP INTO LIQUID" and was written, produced and directed by Dana Brown, Bruce Brown and John-Paul Beeghly. STEP INTO LIQUID continues the tradition of Academy Award-nominated director Bruce Brown's classic surf documentary film, ENDLESS SUMMER, which is the second highest grossing documentary film of all time, and Bruce and Dana Brown's mainstream sequel, ENDLESS SUMMER 2. Bruce Brown is one of our directors.

         STEP INTO LIQUID features over 50 surfers from around the world, including long-board legends, short-board pros, aerial fanatics, tow-in heroics, hydro-foil gliders, and supertanker sliders. The film tells tales from local shores to far away lands -- from Wisconsin to Rapa Nui, Costa Rica to Ireland, Texas to Hawaii, Vietnam to San Onofre, Western Australia to Tahiti, and Japan to the Cortez Banks. The film is complete and is currently being shown to distributors.

         Under the terms of our joint venture, we agreed to finance the production of the film for up to $2,250,000. Upon its release, we will receive all revenues generated by the film until we recover 100% of our initial investment. After we recoup our investment in the venture, 50% of the net profits generated by the film will be paid to us.

OUR EMPLOYEES

         We currently have four full-time employees and three part-time employees. We may, from time to time, supplement our regular work force as necessary with temporary and contract personnel. None of our employees are represented by a labor union. We believe we have a good relationship with our employees.

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

         We also lease space for our wholly-owned subsidiary, NV Technology, Inc. in Pleasanton, California. This property is located at 1024 Serpentine Lane, Pleasanton, California and includes 2,251 square feet of research and development space, which was previously utilized by our consultants. This property is occupied under a lease that commenced on May 4, 2001 and which was amended on September 12, 2001. The lease expires on May 31, 2004. We are currently trying to find a subtenant for this property.

ITEM 3.  LEGAL PROCEEDINGS.

         On August 2, 2002, a lawsuit was filed in California Superior Court in Santa Clara County against New Visual Corporation and NV Technology, by Brad Lundahl (d/b/a Lundahl Engineering) alleging that we breached a contract for consulting services entered into between us and Mr. Lundahl in July 2000, by failing to pay Mr. Lundahl for his services as provided under the agreement. The lawsuit sought to compel arbitration based upon a provision mandating arbitration contained in the contract in question. We have agreed to arbitrate this matter. The amount in controversy is not stipulated in the lawsuit. We do not believe the outcome of this arbitration will have a material impact on our financial condition, results of operations, business or prospects.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the three months ended October 31, 2002.

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

                                                               BID                                ASK
                                                               ---                                ---
                                                     HIGH              LOW               HIGH              LOW
                                                     ----              ---               ----              ---
NOVEMBER 2001 THROUGH OCTOBER 2002
    First Quarter                               $      .73       $       .30       $       .80       $       .35
    Second Quarter                                    1.79               .33              1.85               .38
    Third Quarter                                     1.35               .74              1.43               .79
    Fourth Quarter                                     .90               .35               .94               .40
NOVEMBER 2000 THROUGH OCTOBER 2001
    First Quarter                               $     7.38       $      2.25       $      7.63       $      2.63
    Second Quarter                                    6.44              2.34              6.47              2.69
    Third Quarter                                     3.62               .97              3.80              1.05
    Fourth Quarter                                    1.50               .34              1.64               .38
NOVEMBER 1999 THROUGH OCTOBER 2000
    First Quarter                               $     3.69       $       .63       $      4.00       $       .88
    Second Quarter                                   30.88              2.69             31.00              3.25
    Third Quarter                                    19.75              5.63             20.13              6.00
    Fourth Quarter                                   13.56              6.88             13.69              7.25

HOLDERS

         As of January 23, 2003 the approximate number of record holders of our Common Stock was 893, an undetermined number of which represent more than one individual participant in securities positions with us.

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

RECENT SALES OF UNREGISTERED SECURITIES

         During our past two fiscal years, we sold unregistered securities and issued unregistered securities in consideration for services rendered and in connection with acquisitions as described in Note 12 to our audited Consolidated Financial Statements appearing in this report.

         We have disclosed sales of unregistered securities in our prior filings with the Commission, including our quarterly reports for fiscal year 2002. During the fourth quarter of 2002, we issued the following unregistered securities:

In August 2002, we:

         o sold 75,000 shares of common stock to one investor for total proceeds of $45,000; and

         o issued an aggregate of $35,000 principal amount of convertible promissory notes to four investors, which may be converted into shares of our common stock at conversion prices ranging from $.70 to $.82.

In September 2002, we:

         o sold an aggregate of 239,000 shares of common stock to two investors for total proceeds of $157,000;

         o issued an aggregate of $176,000 principal amount of convertible promissory notes to seven investors, which notes are convertible into shares of our common stock at conversion prices ranging from $.42 to $.70;

         o issued an aggregate of 104,484 shares of common stock upon conversion of convertible promissory notes held by two investors, resulting in the cancellation of $69,000 in principal and interest that would have been outstanding under the notes;

         o issued 150,000 shares of common stock valued at $96,000 for consulting services; and

         o issued 50,000 shares of common stock to an executive officer in lieu of $30,000 of compensation owed to the officer.

In October 2002, we:

         o issued an aggregate of $76,500 principal amount of convertible promissory notes to four investors, which notes are convertible into shares of our common stock at a conversion price of $.42; and

         o issued 151,786 shares of common stock upon conversion of two convertible promissory notes held by one investor, resulting in the cancellation of $75,000 in principal and interest that would have been outstanding under the notes.

Following the year ended October 31, 2002, we have issued the following unregistered securities:

In November 2002, we:

         o issued an aggregate of $85,000 principal amount of convertible promissory notes to two investors, which notes are convertible into shares of our common stock at a conversion price of $.39;

         o issued 96,612 shares of common stock upon conversion of convertible promissory notes to held by three investors, resulting in the cancellation of $48,000 in principal and interest that would have been outstanding under the notes;

         o sold an aggregate of 166,667 shares of common stock to five investors for total proceeds of $42,500;

         o issued 32,258 shares of common stock to an executive officer in lieu of $20,000 in compensation owed to the officer;

         o issued 300,000 shares of common stock to a company valued at $144,000 pursuant to a contractual arrangement; and

         o sold 183,179 shares of common stock to a "non-US Person" (as such term is defined in Regulation S of the Securities Act of
                  1933) for total proceeds of $27,164.

In December 2002, we:

         o issued 379,121 shares of common stock upon conversion of two convertible promissory notes held by one investor, resulting in the cancellation of $150,000 in principal and interest that would have been outstanding under the notes;

         o sold an aggregate of 367,135 shares of common stock to 13 investors for total proceeds of $98,740;

         o issued 56,452 shares of common stock to a director and former officer of the Company in lieu of $35,000 in compensation owed to the former officer;

         o issued 25,000 shares of common stock valued at $15,750 to an individual for past services rendered to the Company; and

         o issued 1,180,454 shares of common stock to a "non-US Person" (as such term is defined in Regulation S under the Securities Act of 1933) for total proceeds of $181,038.

In January 2003, we:

         o sold an aggregate of 1,862,878 shares of common stock to 10 investors for total proceeds of $467,505, of which $337,535 were received in 2002;

         o issued 46,875 shares of common stock to our vice chairman in lieu of $30,000 of deferred compensation owed to the director; and

         o sold 638,683 shares of common stock to a "non-US Person" (as such term is defined in Regulation S under the Securities Act of 1933) for total proceeds of $109,573.

         All of the securities issued in the transactions described above were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act or Regulation S under such Securities Act. Except with respect to securities sold under Regulation S, the recipients of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in all of the above transactions. The Company believes the recipients were all "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in its common stock. All recipients had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions described above involved general solicitation or advertising.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected consolidated financial data set forth below for the five years in the period ended October 31, 2002 has been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                                                                        YEAR ENDED OCTOBER 31,
                                          -------------------------------------------------------------------------------------
                                               2002              2001             2000              1999               1998
                                          -------------     -------------     -------------     -------------     -------------
STATEMENT OF OPERATIONS DATA:
Revenues                                  $         --      $         --      $     12,200      $    129,845      $     16,696
Cost of sales                                       --                --            21,403            81,159            26,988
Selling, general and administrative          3,585,253         4,086,795         2,041,942           811,703         1,454,061
 expenses
Total operating expenses                     7,313,472         9,492,584        12,301,869         2,174,360         3,128,282
Net loss                                    (9,467,123)      (11,875,915)      (12,725,316)       (2,044,515)       (3,111,586)
Basic and diluted net loss per share              (.23)             (.46)             (.59)             (.14)             (.28)
Weighted average number of common           41,861,295        25,988,990        21,579,916        15,130,000        10,956,750
 shares outstanding

BALANCE SHEET DATA AT PERIOD-END:
Current assets                            $    323,259      $    560,109      $    247,024      $     94,294      $     23,072
Property and equipment, net                     64,533           284,896           393,787           102,530           163,391
Projects under development                   2,178,831         1,912,650           638,707            32,883            60,124
Total assets                                 8,332,302         2,791,297         1,432,662           335,264           251,587
Accounts payable and accrued expenses        2,247,698         1,435,024           446,921           420,699           325,430
Total liabilities                            4,907,605         2,306,910         1,203,807           420,699           610,930
Redeemable Series B Preferred Stock          3,192,000                --                --                --                --
Total stockholders' equity (deficit)           232,697           484,387           228,855           (85,435)         (359,343)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following discussion should be read in conjunction with our Financial Statements appearing on pages F-1 through F-46 of this report.

RESULTS OF OPERATION

COMPARISON OF THE YEAR ENDED OCTOBER 31, 2002 AND THE YEAR ENDED OCTOBER 31,
2001

         REVENUES. Revenues for the fiscal years ended October 31, 2002 and October 31, 2001 were $0.

         OPERATING EXPENSES. Operating expenses included research and development expenses, compensatory element of stock issuances, selling, general and administrative expenses and the costs of settlement of litigation. Total operating expenses decreased to approximately $7,313,000 for fiscal 2002 from approximately $9,493,000 for fiscal 2001. The decrease was principally related to reductions in general and administrative expenses. Compensatory element of stock issuances for general and administrative expenses decreased from approximately $3,559,000 to approximately $2,459,000 and selling, general and administrative expenses decreased from approximately $4,087,000 to approximately $3,556,000 as general and administrative costs associated with our Pleasanton office were significantly reduced in the fourth quarter of fiscal 2001. Research and development expenses increased to approximately $1,299,000 in fiscal 2002 from approximately $839,000 in fiscal 2001. During the second quarter of the 2001 fiscal period, 250,000 shares of common stock valued at $1,000,000 were issued in connection with certain disputes arising from a non-consummated merger between New Visual Corporation and Astounding.com, Inc. There was no similar event during the 2002 fiscal period.

         OTHER EXPENSES. Other expenses included amortization of unearned financing costs and interest expense. Total other expenses decreased from approximately $2,383,000 in fiscal 2001 to approximately $2,154,000 in fiscal 2002. Interest expense increased from approximately $337,000 in fiscal 2001 to approximately $1,036,000 in fiscal 2002, primarily resulting from the interest component of convertible notes payable issued during the fiscal year ended October 31, 2002. In addition, several of these convertible notes were convertible into common stock at a conversion rate lower than the market price of our common stock at the time of issuance of the notes. As a result, there was an additional charge to amortization of unearned financing costs of approximately $654,000. The increases in these expenses were offset by a reduction in the costs of amortization of unearned financing costs of approximately $322,000 in connection with a long-term debt financing arrangement. During the year ended October, 31, 2001 the Company paid down long-term debt in connection with this financing arrangement amounting to $500,000.

         NET LOSS. The Company's net loss was approximately $9,467,000, or $0.23 per common share, for the fiscal year ended October 31, 2002, a decrease from the net loss of approximately $11,876,000, or $0.46 per common share, for the fiscal year ended October 31, 2001.

COMPARISON OF THE YEAR ENDED OCTOBER 31, 2001 AND THE YEAR ENDED OCTOBER 31,
2000

         REVENUES. Revenues for the fiscal year ended October 31, 2001 were $0. Revenues for the fiscal year ended October 31, 2000 were approximately $12,200, and were derived from the Company's Impact Multimedia, Inc. subsidiary.

         OPERATING EXPENSES. Operating expenses included the compensatory element of stock issuances, research and development expenses, the acquisition of in-process research and development expenses, the write-down of project costs, selling, general and administrative expenses, and the costs of litigation settlement. Total operating expenses decreased to approximately $9,493,000 for fiscal 2001, from approximately $12,302,000 for fiscal 2000. The compensatory element of stock issuances increased from approximately $3,259,000 in fiscal 2000 to approximately $3,559,000 in fiscal 2001. Selling, general and administrative expenses increased from approximately $2,042,000 in fiscal 2000 to approximately $4,087,000 in fiscal 2001. Both of these increases resulted from significant increases in technology development activities and increases in administrative infrastructure largely associated with the acquisitions of New Wheel Technology, Inc. and Impact Multimedia, Inc. during fiscal 2000. In fiscal 2000, the Company realized a $6,000,000 charge to earnings for acquired in-process research and development costs connected with its acquisition of New Wheel Technology, Inc. During the second quarter of the 2001 fiscal period, 250,000 shares of common stock valued at $1,000,000 were issued in connection with certain disputes arising from a non-consummated merger between New Visual Corporation and Astounding.com, Inc. There was no similar event during the 2000 fiscal period.

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

         OTHER EXPENSES. Other expenses increased from approximately $436,000 in fiscal 2000 to approximately $2,383,000 in fiscal 2001. In fiscal 2000 other expenses included interest expense of approximately $19,000 and amortization of unearned financing costs of approximately $417,000 in connection with a long-term debt financing arrangement. In fiscal 2001, interest expense increased to approximately $337,000 due to increased borrowing activity and amortization of unearned financing costs increased to approximately $2,046,000 as a full year of amortization was incurred.

         NET LOSS. The Company's net loss was approximately $11,876,000, or $0.46 per common share, for the fiscal year ended October 31, 2001, a decrease from the net loss of approximately $12,725,000, or $0.59 per common share, for the fiscal year ended October 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was approximately $3,986,000 in fiscal 2002, $4,281,000 in fiscal 2001 and $2,901,000, in fiscal 2000. Cash balances totaled approximately $312,000 as of October 31, 2002 and $295,000 as of October 31, 2001.

         Operations have been financed principally through sales of common stock, the exercise of warrants and options to purchase common stock, the issuance of convertible notes payable and notes payable. Net proceeds from financing activities amounted to approximately $5,201,000 for fiscal 2002, $5,642,000 for fiscal 2001 and $4,071,000 for fiscal 2000. Net proceeds from convertible notes payable amounted to approximately $1,795,000 in fiscal 2002, $615,000 in fiscal 2001 and $0 in fiscal 2000. Proceeds from the exercise of options and warrants amounted to approximately $728,000 in fiscal 2002, $100,000 in fiscal 2001 and $165,000 in fiscal 2000. The Company received proceeds from the sale of common stock amounting to approximately $2,224,000 in fiscal 2002, $5,427,000 in fiscal 2001 and $3,149,000 in fiscal 2000. Notes payable were issued amounting to approximately $700,000, $0 and $757,000 in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. Notes payable amounting to approximately $500,000 were repaid in fiscal 2001.

         Stock was issued in payment of expenses amounting to approximately $2,459,000 in fiscal 2002, $3,559,000 in fiscal 2001 and $3,259,000 in fiscal
2000. Stock was issued in settlement of litigation in the amount of $1,000,000 during the fiscal year ended October 31, 2001.

         In April 2000, we entered into a joint venture production agreement to produce a feature length film for theatrical distribution. Under the agreement, we are providing the funding for the production in the amount of up to $2,250,000 and, in exchange, we will receive a 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to our initial investment of up to $2,250,000. As of October 31, 2002, we had funded approximately $2,179,000 of the production costs towards this project.

         Research and development expenses totaled approximately $1,299,000 in fiscal 2002, $839,000 in fiscal 2001 and $815,000 in fiscal 2000. During the fiscal year ended October 31, 2002 the Company also paid approximately $825,000 in technology development fees to Adaptive Networks that were capitalized.

         During the fiscal years ended October 31, 2002 and October 31, 2001, we issued convertible notes payable totaling approximately $1,795,000 and $615,000, respectively. We agreed to pay the principal and interest in an amount equal to 50% of the principal if certain milestones are reached from the distribution of the feature length film currently in production. Because several of the notes were convertible into common stock at a conversion rate lower than the market price at the time of issuance of the notes, additional expense was recorded in the approximate amount of $654,000. The notes are convertible at any time, in whole or in part, into shares of common stock at conversion prices ranging from $0.40 to $1.00 per share. During the fiscal year ended October 31, 2002, several convertible notes were converted into 4,497,967 shares of our common stock, resulting in the cancellation of $2,183,626 in principal and interest that would have been outstanding under the notes.

         In June 2000, we entered into five long-term credit facilities, pursuant to which we borrowed $750,000. We repaid $500,000 of these borrowings during fiscal 2001. The remaining principal and interest at 6% per year will be due in June 2003.

         In April 2002, we entered into a license and development agreement with Adaptive Networks, Inc. which included development services relating to our FPGA-based prototype. We agreed to pay Adaptive an aggregate of $1,559,000 for these services. As of October 31, 2002, the remaining balance due to Adaptive is $734,000 under the license and development agreement.

         In April 2002, in consideration of the grant of a technology license from Adaptive Networks, Inc., we assumed certain debt obligations of Adaptive to Zaiq Technologies, Inc. ("Zaiq"). We then issued 3,192 shares of Series B Preferred Stock, valued at $3,192,000, with a liquidation preference of $1,000 per share, and paid $250,000 in cash to Zaiq in satisfaction of the Zaiq debt. We must offer to redeem all of the Series B Preferred Stock if we close a corporate transaction resulting in a change of control or a financing transaction of at least $15 million. If we close a financing transaction of at least $3 million but less than $15 million, we must offer to redeem a portion of the Series B Preferred Stock based on a fraction, the numerator of which is the cash proceeds we receive in the financing transaction and the denominator of which is $15 million. We are also required to offer to redeem the outstanding Series B Preferred Stock in eight equal quarterly payments beginning March 31, 2005 and ending December 31, 2006.

         In July 2002, we borrowed $500,000 from the Charles R. Cono Trust. These borrowings are unsecured and bear interest at 10% per annum. Principal and accrued interest are payable three days after we receive a written demand for payment.

         In December 2002, we entered into a separation agreement with Thomas Cooper, our former President and Chief Executive Officer, terminating his employment with the Company. Pursuant to the separation agreement, we agreed to pay Mr. Cooper a total of $57,692 by March 31, 2003. This payment represents salary that Mr. Cooper agreed to defer between August 1, 2002 and October 31, 2002.

        Management believes funds on hand and available sources of financing will enable us to meet our liquidity needs for at least the next three months. However, funding for our operations has become more difficult to secure and more expensive than in prior periods due to the current economic and stock market climate, our recent stock price and market volatility, and general market conditions in the semiconductor and telecommunications industries. Management is presently taking steps to reduce monthly cash outlays through arrangements with vendors to accept longer payment terms and reductions of recurring expenses, when possible, including potential staff and management changes. Our management team also agreed in August to temporarily defer a portion of executive salaries in order to reduce monthly cash expenditures while we continue to pursue additional financing. As of October 31, 2002, accrued management salaries totaled approximately $184,000. However, additional cash must be raised in order to continue to meet liquidity needs and satisfy the Company's proposed business plan. Management is presently investigating potential financing transactions that it believes can provide additional cash for operations and lead to profitability in both the short and long-term. Management also intends to attempt to raise funds through private sales of common stock and borrowings. Although management believes these efforts will enable us to meet liquidity needs in the future, there can be no assurance that these efforts will be successful.

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

         We have been able to continue based upon our receipt of funds from the issuance of equity securities and borrowings, and by acquiring assets or paying expenses by issuing stock. Our continued existence is dependent upon our continued ability to raise funds through the issuance of our securities or borrowings, and our ability to acquire assets or satisfy liabilities by the issuance of stock. Management's plans in this regard are to obtain other debt and equity financing until profitable operation and positive cash flow are achieved and maintained. Although management believes, based on the fact that it raised approximately $10,800,000 through sales of common stock and $3,867,000 from borrowings from November 1, 1999 through October 31, 2002, that it will be able to secure suitable additional financing for the company's operations, there can be no guarantee that such financing will continue to be available on reasonable terms, or at all.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. Adoption of SFAS No. 142, which occurred November 1, 2001 did not have material effect on the Company's financial position or results of operations.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144, which occurred November 1, 2001 did not have a material effect on the Company's financial position or results of operations.

         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of SFAS Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. The Company is required to adopt SFAS No. 145 no later than the first quarter of fiscal 2003, although early adoption is allowed. The Company has not yet evaluated the impact from SFAS No. 145 on its financial position and results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring.)" SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

         On December 31, 2002, the SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 amends SFAS Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123, or the intrinsic value method of APB Opinion 25. The Company will continue to account for stock-based compensation according to APB 25, while its adoption of SFAS No. 148 requires the Company to provide prominent disclosures about the effect of SFAS No. 123 on reported income and will require the Company to disclose these effects in the interim financial statements as well.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company during the first quarter ending January 31, 2003. The Company does not expect the adoption of FIN 45 will have a significant impact on its consolidated financial position or results of operations.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of APB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

RISKS ASSOCIATED WITH OUR BUSINESS

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT.

         Since inception, we have incurred significant operating losses. We incurred operating losses of $7,313,472, $9,492,584 and $12,289,669 for the years ended October 31, 2002, 2001 and 2000, respectively. As of October 31, 2002, we had an accumulated deficit of $46,368,387. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect to expend substantial financial resources on research and development, engineering, manufacturing, marketing, sales and administration as we continue to develop and begin to deploy our products. These expenditures will necessarily precede the realization of substantial revenues from sales of our products, which may result in future operating losses.

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

WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES IN THE SEMICONDUCTOR INDUSTRY AND BROADBAND COMMUNICATIONS MARKET IN ORDER TO REMAIN COMPETITIVE.

         Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards. We will also need to develop and introduce new and enhanced products to meet our customers' changing demands. The semiconductor industry and broadband communications market are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and short product life cycles. In addition, this industry and market continues to undergo rapid growth and consolidation. A continued slowdown in the semiconductor industry or other broadband communications markets could materially and adversely affect our business, financial condition and results of operations. Our success will also depend on the ability of our future customers to develop new products and enhance existing products for the broadband communications markets and to introduce and promote those products successfully. The broadband communications markets may not continue to develop to the extent or in the timeframes that we anticipate. If new markets do not develop as we anticipate, or if upon their deployment our products do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be materially and adversely affected.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Our audited Consolidated Balance Sheets as of October 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended October 31, 2002, 2001 and 2000 are included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated by reference our definitive proxy statement for our 2003 annual meeting of shareholders (the "2003 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

         Incorporated by reference to our 2003 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated by reference to our 2003 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference to our 2003 Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES.

         Incorporated by reference to our 2003 Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)

      1. Index to Financial Statements and financial statement schedules, filed as part of this report:

         INDEPENDENT AUDITORS' REPORT                                           F-1

         CONSOLIDATED BALANCE SHEETS
                  At October 31, 2002 and 2001                                  F-2

         CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Years Ended October 31, 2002, 2001 and 2000
                  For the Period from November 1, 1999 to October 31, 2002      F-3

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  For the Years Ended October 31, 2000, 2001 and 2002           F-4 to F-11

         CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Years Ended October 31, 2002, 2001 and 2000
                  For the Period from November 1, 1999 to October 31, 2002      F-12 to F-13

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             F-14 to F-46

      2. None.

      3. The management contracts or compensatory plans or arrangements are followed an asterisk (*) in the list of Exhibits found in part (c) of this Item 15.

(b)      Reports on Form 8-K
         -------------------

         Form 8-K/A dated September 6, 2002, was filed pursuant to Item 4 (Changes in Registrant's Certifying Accountant)

         Form 8-K dated October 31, 2002, was filed pursuant to Item 5 (Other Events and Regulation FD Disclosure)

(c)      Exhibits.
         ---------

3.1 Articles of Amendment to the Articles of Incorporation of New Visual Entertainment, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the period ended July 31, 2001).

3.2      Restated Articles of Incorporation (incorporated by reference to
         Exhibit 3.1 of the Company's Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 1999 (the "1999 10-KSB/A")).

3.3 Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4.1 of the Company's Registration Statement on Form 8-A, filed with the Commission on August 10, 2000).

3.4 Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2002 (the "April 2002 10-Q"))

3.5 Bylaws of New Visual Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2002 (the "January 2002 10-Q")).

4.1 Specimen Stock Certificate (incorporated by reference to Exhibit 3.1 of the 1999 10-KSB/A.

4.2 Rights Agreement by and between New Visual Entertainment, Inc. and First Union National Bank, dated August 9, 2000 (incorporated by reference to Exhibit 4.2 of the 1999 10-KSB/A).

10.1 Agreement to Produce Film, dated April 9, 2000 between New Visual Entertainment, Inc., Bruce Brown, Dana Brown and John-Paul Beeghly (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-KSB for the period ended October 31, 2000 (the "2000 10-KSB")).*

10.2 2000 Omnibus Securities Plan of New Visual Entertainment, Inc. (incorporated by reference to Appendix A of the Company's definitive Proxy Statement filed with the Commission on May 2, 2000).*

10.3 Form of Credit Agreement dated June 29, 2000 by the Company and each of the following trusts: Epics Events Trust, Ltd.; Exodus Systems Trust, Ltd.; Prospect Development Trust, Ltd.; Pearl Street Investments Trust, Ltd.; and Riviera Bay Holdings Trust, Ltd. (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 10-Q for the period ended July 31, 2000 (the "July 2000 10-QSB")).

10.4 Form of Amendment to Credit Agreement dated November 13, 2000 by New Visual Entertainment Inc. and each of the following trusts: Epics Events Trust, Ltd.; Exodus Systems Trust, Ltd.; Prospect Development Trust, Ltd.; Pearl Street Investments Trust, Ltd.; and Riviera Bay Holdings Trust, Ltd. (incorporated by reference to Exhibit 10.9 of the 2000 10-KSB).

10.5 Consulting Agreement dated as of March 6, 2001, by and between New Visual Entertainment, Inc. and Strategica Services Corporation (incorporated by reference to Exhibit 10.9 of the Company's Annual Report for the fiscal year ended October 31, 2001 (the "2001 10-K")).

10.6 Consulting Agreement dated as of May 1, 2001, by and between New Visual Entertainment, Inc. and Advisor Associates Inc. (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the period ended April 30, 2001).

10.7 Office Building Lease dated May 4, 2001, by and between Valley Park Associates LLC and New Wheel Technology, Inc., a subsidiary of New Visual Entertainment, Inc. (incorporated by reference to Exhibit 10.11 of the 2001 10-K).

10.8 2001 Stock Incentive Plan for New Visual Corporation (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (No. 333-68716), as filed with the Commission on August 30,
         2001).*

10.9 Consulting Agreement dated August 30, 2001, by and between New Visual Corporation and Jack Burstein (incorporated by reference to Exhibit
         10.13 of the 2001 10-K).

10.10 Stock Option Agreement dated August 30, 2001, by and between New Visual Corporation and Jack Burstein (incorporated by reference to Exhibit
         10.14 of the 2001 10-K).

10.11 Promissory Note dated September 6, 2001 by John Howell in favor of New Visual Corporation (incorporated by reference to Exhibit 10.15 of the 2001 10-K).*

10.12 First Amendment to Office Building Lease dated September 12, 2001, by and between Valley Park Associates, LLC and New Wheel Technology, Inc., a subsidiary of New Visual Entertainment, Inc. (incorporated by reference to Exhibit 10.16 of the 2001 10-K).

10.13 Technology Planning and Assistance Agreement dated September 28, 2001, by and between New Visual Corporation and Adaptive Networks, Inc. (incorporated by reference to Exhibit 10.17 of the 2001 10-K).

10.14 Convertible Promissory Note dated October 10, 2001 by New Visual Corporation in favor of Nellie Streeter Crane, Ltd. (incorporated by reference to Exhibit 10.18 of the 2001 10-K).

10.15    Warrant Certificate, issued to Advisor Associates, Inc. in October
         2001. (1)

10.16 Convertible Promissory Note dated October 15, 2001 by New Visual Corporation in favor of Quail Run Trust Limited (incorporated by reference to Exhibit 10.19 of the 2001 10-K).

10.17 Convertible Promissory Note dated October 23, 2001 by New Visual Corporation in favor of Charles R. Cono (incorporated by reference to Exhibit 10.20 of the 2001 10-K).

10.18 Convertible Promissory Note dated December 14, 2001 by New Visual Corporation in favor of the Gerald and Judith Handler Living Trust (incorporated by reference to Exhibit 10.21 of the 2001 10-K).

10.19 Convertible Promissory Note dated December 14, 2001 by New Visual Corporation in favor of W.P. Lill, Jr. Trust dated 12/22/99 (incorporated by reference to Exhibit 10.22 of the 2001 10-K).

10.20 Convertible Promissory Note dated December 14, 2001 by New Visual Corporation in favor of the Handler Children Trust (incorporated by reference to Exhibit 10.23 of the 2001 10-K).

10.21 Employment Agreement dated as of January 1, 2002 by and between New Visual Corporation and John Howell (incorporated by reference to
         Exhibit 10.24 of the 2001 10-K).*

10.22 Promissory Note dated as of January 1, 2002, by John Howell in favor of New Visual Corporation (incorporated by reference to Exhibit 10.25 of the 2001 10-K). *

10.23 Warrant Agreement dated February 11, 2002, by and between New Visual Corporation and Elite Financial Communications, LLC (incorporated by reference to Exhibit 10.6 of the January 2002 10-Q).

10.24 Consulting Agreement dated February 22, 2002, by and between New Visual Corporation and Bruce McLeod (incorporated by reference to Exhibit
         10.19 of the April 2002 10-Q).

10.25 Employment Agreement dated February 25, 2002, by and between New Visual Corporation and C. Rich Wilson III (incorporated by reference to
         Exhibit 10.11 of the January 2002 10-Q).*

10.26 Restricted Stock Award Agreement dated as of February 25, 2002, by and between New Visual Corporation and John Howell (incorporated by reference to Exhibit 10.12 of the January 2002 10-Q).*

10.27 Consulting Agreement dated February 26, 2002, by and between New Visual Corporation and Thomas J. Cooper (incorporated by reference to Exhibit
         10.13 of the January 2002 10-Q).*

10.28 Stock Option Agreement dated February 26, 2002, by and between New Visual Corporation and Thomas J. Cooper (incorporated by reference to
         Exhibit 10.14 of the January 2002 10-Q).*

10.29 Convertible Promissory Note dated March 8, 2002, by New Visual Corporation in favor of Tony Finn (incorporated by reference to Exhibit
         10.1 of the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2002 (the "July 2002 10-Q)).

10.30 Convertible Promissory Noted dated March 8, 2002, by New Visual Corporation in favor of James Joseph Redmon (incorporated by reference to Exhibit 10.2 of the July 2002 10-Q).

10.31 Convertible Promissory Note dated March 22, 2002, by New Visual Corporation in favor of the M. Lucile Way Trust (incorporated by reference to Exhibit 10.3 of the July 2002 10-Q).

10.32 Convertible Promissory Note dated March 22, 2002, by New Visual Corporation in favor of D W Construction, Inc. (incorporated by reference to Exhibit 10.4 of the July 2002 10-Q).

10.33 Employment Agreement dated March 22, 2002, by and between New Visual Corporation and Thomas J. Cooper (incorporated by reference to Exhibit
         10.10 of the April 2002 10-Q).*

10.34 Stock Option Agreement dated March 22, 2002, by and between New Visual Corporation and Thomas J. Cooper (incorporated by reference to Exhibit
         10.11 of the April 2002 10-Q).*

10.35 Employment Agreement dated March 22, 2002, by and between New Visual Corporation and Ray Willenberg, Jr. (incorporated by reference to
         Exhibit 10.12 of the April 2002 10-Q).*

10.36 Stock Option Agreement dated March 22, 2002, by and between New Visual Corporation and Ray Willenberg, Jr. (incorporated by reference to
         Exhibit 10.13 of the April 2002 10-Q).*

10.37 Stock Option Agreement dated March 22, 2002, by and between New Visual Corporation and Brad Ketch (incorporated by reference to Exhibit 10.14 of the April 2002 10-Q).*

10.38 Consulting Agreement dated March 22, 2002, by and between New Visual Corporation and Brad Ketch. (1)*

10.39 Convertible Promissory Note dated April 5, 2002, by New Visual Corporation in favor of D W Construction, Inc. (incorporated by reference to Exhibit 10.5 of the July 2002 10-Q).

10.40 Development and License Agreement dated as of April 17, 2002, by and between Adaptive Networks, Inc. and New Visual Corporation (Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission) (incorporated by reference to Exhibit 10.15 of the April 2002 10-Q).

10.41 Right of First Refusal, Credit of Payments and Revenue Sharing Agreement dated as of April 17, 2002, by and among New Visual Corporation, Adaptive Networks and Certain Shareholders of Adaptive Networks, Inc. (incorporated by reference to Exhibit 10.16 of the April 2002 10-Q).

10.42 Receivables Purchase and Stock Transfer Restriction Agreement dated as of April 17, 2002, by and among New Visual Corporation, Zaiq Technologies, Inc. and Adaptive Networks, Inc. (incorporated by reference to Exhibit 10.17 of the April 2002 10-Q).

10.43 Receivables Purchase and Stock Transfer Restriction Agreement dated as of April 17, 2002, by and among New Visual Corporation, TLSI, Inc. and Adaptive Networks, Inc. (incorporated by reference to Exhibit 10.18 of the April 2002 10-Q).

10.44 Convertible Promissory Note dated May 21, 2002, by New Visual Corporation in favor of John Marsden (incorporated by reference to Exhibit 10.6 of the July 2002 10-Q).

10.45 Convertible Promissory Note dated May 21, 2002, by New Visual Corporation in favor of Randy Arnett (incorporated by reference to Exhibit 10.7 of the July 2002 10-Q).

10.46 Convertible Promissory Note dated May 30, 2002, by New Visual Corporation in favor of the M. Lucile Way Trust (incorporated by reference to Exhibit 10.8 of the July 2002 10-Q).

10.47 Convertible Promissory Note dated May 31, 2002, by New Visual Corporation in favor of Robert E. Casey, Jr. (incorporated by reference to Exhibit 10.9 of the July 2002 10-Q).

10.48 Convertible Promissory Note dated June 12, 2002, by New Visual Corporation in favor of Bonnie Davis (incorporated by reference to Exhibit 10.10 of the July 2002 10-Q).

10.49 Employment Agreement dated July 1, 2002, by and between New Visual Corporation and Brad Ketch (incorporated by reference to Exhibit 10.11 of the July 2002 10-Q).*

10.50 Consulting Agreement dated as of July 17, 2002, by and between New Visual Corporation and Charles R. Cono (incorporated by reference to
         Exhibit 10.13 of the July 2002 10-Q).

10.51 Promissory Note dated July 17, 2002, by New Visual Corporation in favor of Charles R. Cono Trust, Charles R. Cono, TTEE (incorporated by reference to Exhibit 10.14 of the July 2002 10-Q).

10.52 Consulting Agreement dated as of July 30, 2002, by and between New Visual Corporation and Advisor Associates, Inc. (incorporated by reference to Exhibit 10.15 of the July 2002 10-Q).

10.53 Severance Agreement and General Release dated September 17, 2002 and effective September 30, 2002 by and between New Visual Corporation and John Howell. (1)*

10.54 Consulting Agreement dated as of September 2002, by and between New Visual Corporation and Starburst Innovations, LLC. *

10.55 Agreement dated as of September 2002 by and between New Visual Corporation and Starburst Innovations, LLC. (1)

10.56 Regulation S Purchase Agreement dated September 23, 2002 between New Visual Corporation and Starz Investments Limited. (1)

10.57    Promissory Note dated October 29, 2002 in favor of Robert E Casey, Jr.
         (1)

10.58 Severance Agreement and Release dated December 2, 2002, by and between New Visual Corporation and Thomas J. Cooper. (1)

10.59 Employment Agreement dated December 2, 2002, by and between New Visual Corporation and Brad Ketch. (1)*

10.60 Stock Option Agreement dated December 2, 2002, by and between New Visual Corporation and Brad Ketch. (1)*

10.61 Promissory note dated October 31, 2002 in favor of Charles R Cono Trust, Charles R. Cono, TTEE (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K dated October 31, 2002).

21.1     Subsidiaries of the Registrant (1)

23.1     Consent of Marcum & Kliegman LLP, Independent Auditors (1)

__________________________
     (1) Filed herewith.
      * Signifies a management agreement or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    January 29, 2002              NEW VISUAL CORPORATION

                                       By: /s/ Brad Ketch
                                           -------------------------------------
                                           Brad Ketch
                                           President and Chief Executive Officer

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


          SIGNATURE                                  TITLE                                  DATE
          ---------                                  -----                                  ----

/s/ Brad Ketch                    President, Chief Executive Officer and Director      January 29, 2003
-----------------------           (PRINCIPAL EXECUTIVE OFFICER)
Brad Ketch


/s/ Thomas J. Sweeney             Chief Financial Officer (PRINCIPAL FINANCIAL         January 29, 2003
-----------------------           OFFICER AND PRINCIPAL ACCOUNTING OFFICER)
Thomas J. Sweeney


/s/ Ray Willenberg, Jr.           Chairman of the Board                                January 29, 2003
-----------------------
Ray Willenberg, Jr.


/s/ C. Rich Wilson III            Vice President, Secretary and Director               January 29, 2003
-----------------------
C. Rich Wilson III


/s/ Ivan Berkowitz                Director                                             January 29, 2003
-----------------------
Ivan Berkowitz


/s/ Bruce Brown                   Director                                             January 29, 2003
-----------------------
Bruce Brown


                                  Director                                             January 29, 2003
-----------------------
Thomas J. Cooper


                                  Director                                             January 29, 2003
-----------------------
John Howell


                                 CERTIFICATIONS

I, Brad Ketch, President and Chief Executive Officer of New Visual Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of New Visual Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January 29, 2003                             /s/ Brad Ketch
                                                    Brad Ketch, President
                                                    and Chief Executive Officer

I, Thomas J. Sweeney, Chief Financial Officer of New Visual Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of New Visual Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January 29, 2003                                 /s/ Thomas J. Sweeney
                                                        Thomas J. Sweeney
                                                        Chief Financial Officer

                                  EXHIBIT INDEX

3.1 Articles of Amendment to the Articles of Incorporation of New Visual Entertainment, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the period ended July 31, 2001).

3.2      Restated Articles of Incorporation (incorporated by reference to
         Exhibit 3.1 of the Company's Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 1999 (the "1999 10-KSB/A")).

3.3 Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4.1 of the Company's Registration Statement on Form 8-A, filed with the Commission on August 10, 2000).

3.4 Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2002 (the "April 2002 10-Q"))

3.5 Bylaws of New Visual Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2002 (the "January 2002 10-Q")).

4.1 Specimen Stock Certificate (incorporated by reference to Exhibit 3.1 of the 1999 10-KSB/A.

4.2 Rights Agreement by and between New Visual Entertainment, Inc. and First Union National Bank, dated August 9, 2000 (incorporated by reference to Exhibit 4.2 of the 1999 10-KSB/A).

10.1 Agreement to Produce Film, dated April 9, 2000 between New Visual Entertainment, Inc., Bruce Brown, Dana Brown and John-Paul Beeghly (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-KSB for the period ended October 31, 2000 (the "2000 10-KSB")).

10.2 2000 Omnibus Securities Plan of New Visual Entertainment, Inc. (incorporated by reference to Appendix A of the Company's definitive Proxy Statement filed with the Commission on May 2, 2000).

10.3 Form of Credit Agreement dated June 29, 2000 by the Company and each of the following trusts: Epics Events Trust, Ltd.; Exodus Systems Trust, Ltd.; Prospect Development Trust, Ltd.; Pearl Street Investments Trust, Ltd.; and Riviera Bay Holdings Trust, Ltd. (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 10-Q for the period ended July 31, 2000 (the "July 2000 10-QSB")).

10.4 Form of Amendment to Credit Agreement dated November 13, 2000 by New Visual Entertainment Inc. and each of the following trusts: Epics Events Trust, Ltd.; Exodus Systems Trust, Ltd.; Prospect Development Trust, Ltd.; Pearl Street Investments Trust, Ltd.; and Riviera Bay Holdings Trust, Ltd. (incorporated by reference to Exhibit 10.9 of the 2000 10-KSB).

10.5 Consulting Agreement dated as of March 6, 2001, by and between New Visual Entertainment, Inc. and Strategica Services Corporation (incorporated by reference to Exhibit 10.9 of the Company's Annual Report for the fiscal year ended October 31, 2001 (the "2001 10-K")).

10.6 Consulting Agreement dated as of May 1, 2001, by and between New Visual Entertainment, Inc. and Advisor Associates Inc. (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the period ended April 30, 2001).

10.7 Office Building Lease dated May 4, 2001, by and between Valley Park Associates LLC and New Wheel Technology, Inc., a subsidiary of New Visual Entertainment, Inc. (incorporated by reference to Exhibit 10.11 of the 2001 10-K).

10.8 2001 Stock Incentive Plan for New Visual Corporation (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (No. 333-68716), as filed with the Commission on August 30,
         2001).

10.9 Consulting Agreement dated August 30, 2001, by and between New Visual Corporation and Jack Burstein (incorporated by reference to Exhibit
         10.13 of the 2001 10-K).

10.10 Stock Option Agreement dated August 30, 2001, by and between New Visual Corporation and Jack Burstein (incorporated by reference to Exhibit
         10.14 of the 2001 10-K).

10.11 Promissory Note dated September 6, 2001 by John Howell in favor of New Visual Corporation (incorporated by reference to Exhibit 10.15 of the 2001 10-K).

10.12 First Amendment to Office Building Lease dated September 12, 2001, by and between Valley Park Associates, LLC and New Wheel Technology, Inc., a subsidiary of New Visual Entertainment, Inc. (incorporated by reference to Exhibit 10.16 of the 2001 10-K).

10.13 Technology Planning and Assistance Agreement dated September 28, 2001, by and between New Visual Corporation and Adaptive Networks, Inc. (incorporated by reference to Exhibit 10.17 of the 2001 10-K).

10.14 Convertible Promissory Note dated October 10, 2001 by New Visual Corporation in favor of Nellie Streeter Crane, Ltd. (incorporated by reference to Exhibit 10.18 of the 2001 10-K).

10.15    Warrant Certificate, issued to Advisor Associates, Inc. in October
         2001. (1)

10.16 Convertible Promissory Note dated October 15, 2001 by New Visual Corporation in favor of Quail Run Trust Limited (incorporated by reference to Exhibit 10.19 of the 2001 10-K).

10.17 Convertible Promissory Note dated October 23, 2001 by New Visual Corporation in favor of Charles R. Cono (incorporated by reference to Exhibit 10.20 of the 2001 10-K).

10.18 Convertible Promissory Note dated December 14, 2001 by New Visual Corporation in favor of the Gerald and Judith Handler Living Trust (incorporated by reference to Exhibit 10.21 of the 2001 10-K).

10.19 Convertible Promissory Note dated December 14, 2001 by New Visual Corporation in favor of W.P. Lill, Jr. Trust dated 12/22/99 (incorporated by reference to Exhibit 10.22 of the 2001 10-K).

10.20 Convertible Promissory Note dated December 14, 2001 by New Visual Corporation in favor of the Handler Children Trust (incorporated by reference to Exhibit 10.23 of the 2001 10-K).

10.21 Employment Agreement dated as of January 1, 2002 by and between New Visual Corporation and John Howell (incorporated by reference to
         Exhibit 10.24 of the 2001 10-K).

10.22 Promissory Note dated as of January 1, 2002, by John Howell in favor of New Visual Corporation (incorporated by reference to Exhibit 10.25 of the 2001 10-K).

10.23 Warrant Agreement dated February 11, 2002, by and between New Visual Corporation and Elite Financial Communications, LLC (incorporated by reference to Exhibit 10.6 of the January 2002 10-Q).

10.24 Consulting Agreement dated February 22, 2002, by and between New Visual Corporation and Bruce McLeod (incorporated by reference to Exhibit
         10.19 of the April 2002 10-Q).

10.25 Employment Agreement dated February 25, 2002, by and between New Visual Corporation and C. Rich Wilson III (incorporated by reference to
         Exhibit 10.11 of the January 2002 10-Q).

10.26 Restricted Stock Award Agreement dated as of February 25, 2002, by and between New Visual Corporation and John Howell (incorporated by reference to Exhibit 10.12 of the January 2002 10-Q).

10.27 Consulting Agreement dated February 26, 2002, by and between New Visual Corporation and Thomas J. Cooper (incorporated by reference to Exhibit
         10.13 of the January 2002 10-Q).

10.28 Stock Option Agreement dated February 26, 2002, by and between New Visual Corporation and Thomas J. Cooper (incorporated by reference to
         Exhibit 10.14 of the January 2002 10-Q).

10.29 Convertible Promissory Note dated March 8, 2002, by New Visual Corporation in favor of Tony Finn (incorporated by reference to Exhibit
         10.1 of the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2002 (the "July 2002 10-Q)).

10.30 Convertible Promissory Noted dated March 8, 2002, by New Visual Corporation in favor of James Joseph Redmon (incorporated by reference to Exhibit 10.2 of the July 2002 10-Q).

10.31 Convertible Promissory Note dated March 22, 2002, by New Visual Corporation in favor of the M. Lucile Way Trust (incorporated by reference to Exhibit 10.3 of the July 2002 10-Q).

10.32 Convertible Promissory Note dated March 22, 2002, by New Visual Corporation in favor of D W Construction, Inc. (incorporated by reference to Exhibit 10.4 of the July 2002 10-Q).

10.33 Employment Agreement dated March 22, 2002, by and between New Visual Corporation and Thomas J. Cooper (incorporated by reference to Exhibit
         10.10 of the April 2002 10-Q).

10.34 Stock Option Agreement dated March 22, 2002, by and between New Visual Corporation and Thomas J. Cooper (incorporated by reference to Exhibit
         10.11 of the April 2002 10-Q).

10.35 Employment Agreement dated March 22, 2002, by and between New Visual Corporation and Ray Willenberg, Jr. (incorporated by reference to
         Exhibit 10.12 of the April 2002 10-Q).

10.36 Stock Option Agreement dated March 22, 2002, by and between New Visual Corporation and Ray Willenberg, Jr. (incorporated by reference to
         Exhibit 10.13 of the April 2002 10-Q).

10.37 Stock Option Agreement dated March 22, 2002, by and between New Visual Corporation and Brad Ketch (incorporated by reference to Exhibit 10.14 of the April 2002 10-Q).

10.38 Consulting Agreement dated March 22, 2002, by and between New Visual Corporation and Brad Ketch. (1)

10.39 Convertible Promissory Note dated April 5, 2002, by New Visual Corporation in favor of D W Construction, Inc. (incorporated by reference to Exhibit 10.5 of the July 2002 10-Q).

10.40 Development and License Agreement dated as of April 17, 2002, by and between Adaptive Networks, Inc. and New Visual Corporation (Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission) (incorporated by reference to Exhibit 10.15 of the April 2002 10-Q).

10.41 Right of First Refusal, Credit of Payments and Revenue Sharing Agreement dated as of April 17, 2002, by and among New Visual Corporation, Adaptive Networks and Certain Shareholders of Adaptive Networks, Inc. (incorporated by reference to Exhibit 10.16 of the April 2002 10-Q).

10.42 Receivables Purchase and Stock Transfer Restriction Agreement dated as of April 17, 2002, by and among New Visual Corporation, Zaiq Technologies, Inc. and Adaptive Networks, Inc. (incorporated by reference to Exhibit 10.17 of the April 2002 10-Q).

10.43 Receivables Purchase and Stock Transfer Restriction Agreement dated as of April 17, 2002, by and among New Visual Corporation, TLSI, Inc. and Adaptive Networks, Inc. (incorporated by reference to Exhibit 10.18 of the April 2002 10-Q).

10.44 Convertible Promissory Note dated May 21, 2002, by New Visual Corporation in favor of John Marsden (incorporated by reference to Exhibit 10.6 of the July 2002 10-Q).

10.45 Convertible Promissory Note dated May 21, 2002, by New Visual Corporation in favor of Randy Arnett (incorporated by reference to Exhibit 10.7 of the July 2002 10-Q).

10.46 Convertible Promissory Note dated May 30, 2002, by New Visual Corporation in favor of the M. Lucile Way Trust (incorporated by reference to Exhibit 10.8 of the July 2002 10-Q).

10.47 Convertible Promissory Note dated May 31, 2002, by New Visual Corporation in favor of Robert E. Casey, Jr. (incorporated by reference to Exhibit 10.9 of the July 2002 10-Q).

10.48 Convertible Promissory Note dated June 12, 2002, by New Visual Corporation in favor of Bonnie Davis (incorporated by reference to Exhibit 10.10 of the July 2002 10-Q).

10.49 Employment Agreement dated July 1, 2002, by and between New Visual Corporation and Brad Ketch (incorporated by reference to Exhibit 10.11 of the July 2002 10-Q).

10.50 Consulting Agreement dated as of July 17, 2002, by and between New Visual Corporation and Charles R. Cono (incorporated by reference to
         Exhibit 10.13 of the July 2002 10-Q).

10.51 Promissory Note dated July 17, 2002, by New Visual Corporation in favor of Charles R. Cono Trust, Charles R. Cono, TTEE (incorporated by reference to Exhibit 10.14 of the July 2002 10-Q).

10.52 Consulting Agreement dated as of July 30, 2002, by and between New Visual Corporation and Advisor Associates, Inc. (incorporated by reference to Exhibit 10.15 of the July 2002 10-Q).

10.53 Severance Agreement and General Release dated September 17, 2002 and effective September 30, 2002 by and between New Visual Corporation and John Howell. (1)

10.54 Consulting Agreement dated as of September 2002, by and between New Visual Corporation and Starburst Innovations, LLC. (1)

10.55 Agreement dated as of September 2002 by and between New Visual Corporation and Starburst Innovations, LLC. (1)

10.56 Regulation S Purchase Agreement dated September 23, 2002 between New Visual Corporation and Starz Investments Limited. (1)

10.57    Promissory Note dated October 29, 2002 in favor of Robert E Casey, Jr.
         (1)

10.58 Severance Agreement and Release dated December 2, 2002, by and between New Visual Corporation and Thomas J. Cooper. (1)

10.59 Employment Agreement dated December 2, 2002, by and between New Visual Corporation and Brad Ketch. (1)

10.60 Stock Option Agreement dated December 2, 2002, by and between New Visual Corporation and Brad Ketch. (1)

10.61 Promissory note dated October 31, 2002 in favor of Charles R Cono Trust, Charles R. Cono, TTEE (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K dated October 31, 2002).

21.1     Subsidiaries of the Registrant (1)

23.1     Consent of Marcum & Kliegman LLP, Independent Auditors (1)

____________________
(1) Filed herewith.

                       NEW VISUAL CORPORATION AND SUBSIDIARIES
             (Formerly New Visual Entertainment, Inc. and Subsidiaries)
             ---------------------------------------------------------
             (A Development-Stage Company Commencing November 1, 1999)
             ---------------------------------------------------------

                                   FINANCIAL REPORT
                                   ----------------

                                   OCTOBER 31, 2002
                                   ----------------

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                      Page Nos.
                                                                      ---------

INDEPENDENT AUDITORS' REPORT                                             F-1


CONSOLIDATED BALANCE SHEETS                                              F-2
  At October 31, 2002 and 2001


CONSOLIDATED STATEMENTS OF OPERATIONS                                    F-3
  For the Years Ended October 31, 2002, 2001 and 2000
  For the Period from November 1, 1999 to October 31, 2002


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)           F-4 - 11
  For the Years Ended October 31, 2000, 2001 AND 2002


CONSOLIDATED STATEMENTS OF CASH FLOWS                                 F-12 - 13
  For the Years Ended October 31, 2002, 2001 and 2000
  For the Period from November 1, 1999 to October 31, 2002


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-14 - 46

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors and Stockholders
New Visual Corporation


We have audited the accompanying consolidated balance sheets of New Visual Corporation and Subsidiaries (formerly New Visual Entertainment, Inc. and Subsidiaries) (a development stage company commencing November 1, 1999) (the "Company") as of October 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended October 31, 2002, 2001 and 2000 and for the period from November 1, 1999 to October 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Visual Corporation and Subsidiaries (formerly New Visual Entertainment, Inc. and Subsidiaries)(a development stage company commencing November 1, 1999) at October 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years ended October 31, 2002, 2001 and 2000 and for the period from November 1, 1999 to October 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred net losses of approximately $9,467,000, $11,876,000 and $12,725,000 during the years ended October 31, 2002,
2001 and 2000, respectively. As of October 31, 2002, the Company had a working capital deficiency of approximately $4,584,000. These conditions raise substantial doubt about the Company's ability to continue as a going-concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                       /s/ MARCUM & KLIEGMAN LLP

New York, New York
January 21, 2003


                           NEW VISUAL CORPORATION AND SUBSIDIARIES
                 (Formerly New Visual Entertainment, Inc. and Subsidiaries)
                  (A Development-Stage Company Commencing November 1, 1999)

                                 CONSOLIDATED BALANCE SHEETS


                                           ASSETS
                                           ------
                                                                      At October 31,
                                                              -----------------------------
                                                                  2002            2001
                                                              -------------   -------------
Current Assets:
  Cash and cash equivalents                                   $    311,577    $    294,802
  Note receivable from related party                                    --         100,708
  Other receivable from officers                                    10,032          70,183
  Other current assets                                               1,650          94,416
                                                              -------------   -------------
      Total Current Assets                                         323,259         560,109

Property and equipment - net of accumulated depreciation            64,533         284,896
Technology license and capitalized software development fee      5,751,000              --
Project under development                                        2,178,831       1,912,650
Other assets                                                        14,679          33,642
                                                              -------------   -------------
     Total Assets                                             $  8,332,302    $  2,791,297
                                                              =============   =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

Current Liabilities:
  Convertible notes payable                                   $    954,500    $    615,000
  Notes payable                                                    971,407              --
  Accounts payable and accrued expenses                          2,247,698       1,435,024
  License and development fees payable                             734,000              --
                                                              -------------   -------------
     Total Current Liabilities                                   4,907,605       2,050,024

Notes payable                                                           --         256,886
                                                              -------------   -------------
     Total Liabilities                                           4,907,605       2,306,910
                                                              -------------   -------------
Redeemable Series B preferred stock                              3,192,000              --
                                                              -------------   -------------
Commitments, Contingencies and Other Matters

Stockholders' Equity:
  Preferred stock - $0.01 par value; 15,000,000 shares
    authorized; Series A junior participating preferred
    stock; -0- shares issued and outstanding                            --              --
  Common stock - $0.001 par value; 100,000,000 shares
    authorized; 49,787,069 and 30,003,681 shares issued
    and outstanding at October 31, 2002 and 2001,
    respectively                                                    49,787          30,003
  Additional paid-in capital                                    47,097,830      38,478,279
  Subscription receivable                                               --        (103,500)
  Unearned financing fees                                         (214,952)       (537,380)
  Unearned compensation                                           (331,581)       (481,751)
  Accumulated deficit at October 31, 1999                      (12,300,033)    (12,300,033)
  Deficit accumulated during development stage                 (34,068,354)    (24,601,231)
                                                              -------------   -------------
     Total Stockholders' Equity                                    232,697         484,387
                                                              -------------   -------------
     Total Liabilities and Stockholders' Equity               $  8,332,302    $  2,791,297
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

                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   For the Period
                                                                                        from
                                          For the Years Ended October 31,          November 1, 1999
                                    ---------------------------------------------        to
                                        2002            2001             2000      October 31, 2002
                                    -------------   -------------   -------------   -------------

REVENUES                            $         --    $         --    $     12,200    $     12,200
                                    -------------   -------------   -------------   -------------
OPERATING EXPENSES:
  Cost of sales                               --              --          21,403          21,403
  Projects written off                        --              --         114,613         114,613
  Research and development             1,298,560         839,402         815,362       2,953,324
  Acquired in-process research
    and development                           --              --       6,050,000       6,050,000
  Compensatory element of stock
    issuances for selling,
    general and administrative
    expenses                           2,459,158       3,558,887       3,258,549       9,276,594
  Selling, general and
    administrative expenses            3,555,754       4,086,795       2,041,942       9,684,491
  Litigation settlement                       --       1,000,000              --       1,000,000
  Loss on disposal of equipment               --           7,500              --           7,500
                                    -------------   -------------   -------------   -------------
    TOTAL OPERATING EXPENSES           7,313,472       9,492,584      12,301,869      29,107,925
                                    -------------   -------------   -------------   -------------
OPERATING LOSS                        (7,313,472)     (9,492,584)    (12,289,669)    (29,095,725)
                                    -------------   -------------   -------------   -------------
OTHER EXPENSES:
  Interest expense                     1,036,434         337,378          18,980       1,392,792
  Amortization of unearned
    financing costs                    1,117,217       2,045,953         416,667       3,579,837
                                    -------------   -------------   -------------   -------------
    TOTAL OTHER EXPENSES               2,153,651       2,383,331         435,647       4,972,629
                                    -------------   -------------   -------------   -------------
NET LOSS                            $ (9,467,123)   $(11,875,915)   $(12,725,316)   $(34,068,354)
                                    =============   =============   =============   =============

BASIC AND DILUTED NET LOSS PER
  COMMON SHARE                      $       (.23)   $       (.46)   $       (.59)
                                    =============   =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                  41,861,295      25,988,990      21,579,916
                                    =============   =============   =============




The accompanying notes are an integral part of these consolidated financial statements.

                          NEW VISUAL CORPORATION AND SUBSIDIARIES
                (Formerly New Visual Entertainment, Inc. and Subsidiaries)
                 (A Development-Stage Company Commencing November 1, 1999)

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                    FOR THE YEARS ENDED OCTOBER 31, 2000, 2001 AND 2002

                                                        Common Stock          Additional
                                                 --------------------------     Paid-in
                                                   Shares         Amount        Capital
                                                 ------------  ------------  ------------
                                                     (1)
Balance - November 1, 1999                        17,224,049   $    17,224   $12,197,374

Issuance of common stock for cash
  ($1.00 to $4.00 per share for year ended
   October 31)                                       805,994           805     2,733,583
Issuance of common stock for services:
  ($1.00 to $1.40 per share for quarter ended
     January 31)                                      29,765            30        34,020
  ($1.20 to $12.00 per share for quarter ended
     April 30)                                     1,161,065         1,161     1,813,568
  ($3.00 to $7.88 per share for quarter ended
     July 31)                                        109,000           109       619,541
  ($.25 to $12.50 per share for quarter ended
     October 31)                                      84,084            84        28,038
Acquisition of Impact Pictures, Inc.
  ($4.00 per share)                                   12,500            13        49,987
Acquisition of New Wheel Technology, Inc.
  ($2.00 per share)                                3,000,000         3,000     5,997,000
Issuance of common stock under consulting
  agreement ($2.00 per share)                      1,500,000         1,500     2,998,500
Issuances of stock for exercise of warrants
  ($2.40 per share)                                   68,750            69       164,931
Issuance of stock in connection with private
 placement ($5.00 to $5.50 per share)                 77,248            77       414,923
Value assigned to issuance of 200,000 warrants            --            --       762,000
Amortization of unearned financing costs                  --            --            --
Net loss                                                  --            --            --
                                                 ------------  ------------  ------------
Balance - October 31, 2000                        24,072,455   $    24,072   $27,813,465
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

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                        FOR THE YEARS ENDED OCTOBER 31, 2000, 2001 AND 2002

                                                       Unearned                          Total
                                                       Financing      Accumulated    Stockholders'
                                                         Costs          Deficit         Equity
                                                     -------------   -------------   -------------
Balance - November 1, 1999                           $         --    $(12,300,033)   $    (85,435)

Issuance of common stock for cash
  ($1.00 to $4.00 per share for the year ended
  October 31)                                                  --              --       2,734,388
Issuance of common stock for services:
  ($1.00 to $1.40 per share for the quarter ended
   January 31)                                                 --              --          34,050
  ($1.20 to $12.00 per share for the quarter ended
   April 30)                                                   --              --       1,814,729
  ($3.00 to $7.88 per share for the quarter ended
   July 31)                                                    --              --         619,650
  ($.25 to $12.50 per share for the quarter ended
   October 31)                                                 --              --          28,122
Acquisition of Impact Pictures, Inc.
  ($4.00 per share)                                            --              --          50,000
Acquisition of New Wheel Technology, Inc.
  ($2.00 per share)                                            --              --       6,000,000
Issuance of common stock under consulting
  agreement ($2.00 per share)                          (3,000,000)             --              --
Issuances of stock for exercise of warrants
  ($2.40 per share)                                            --              --         165,000
Issuance of stock in connection with private
  placement ($5.00 to $5.50 per share)                         --              --         415,000
Value assigned to issuance of 200,000 warrants                 --              --         762,000
Amortization of unearned financing costs                  416,667              --         416,667
Net loss                                                       --     (12,725,316)    (12,725,316)
                                                     -------------   -------------   -------------
Balance - October 31, 2000                           $ (2,583,333)   $(25,025,349)   $    228,855
                                                     =============   =============   =============




Accumulated deficit as of November 1, 1999                           $(12,300,033)

Accumulated deficit during development stage
 (year ended October 31, 2000)                                        (12,725,316)
                                                                     -------------
Total Accumulated Deficit as of October 31, 2000                     $(25,025,349)
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

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                FOR THE YEARS ENDED OCTOBER 31, 2000, 2001 AND 2002

                                                                 Common Stock             Additional
                                                         -----------------------------      Paid-in
                                                            Shares          Amount          Capital
                                                         -------------   -------------   -------------

Balance - November 1, 2000                                 24,072,455    $     24,072    $ 27,813,465

Issuance of common stock for cash
  ($.25 to $5.00 per share)                                 1,212,254           1,212       1,075,763
Issuance of common stock with attached
  warrants ($4.02 per share for quarter ended
  January 31)                                                 174,714             175         489,024
Issuance of common stock with attached
  warrants ($5.10 per share for quarter ended
  January 31)                                                  30,600              31          85,649
Issuance of common stock with attached
  warrants ($2.80 to $5.10 per share for
  quarter ended April 30)                                     104,571             105         292,695
Issuance of common stock in connection with
  Private Placement
    ($4.35 to $5.50 per share for quarter ended
      January 31)                                              32,445              32         151,968
    ($2.60 to $3.37 per share for quarter ended
      April 30)                                               207,307             207         619,793
    ($1.74 to $2.80 per share for quarter ended
      July 31)                                              1,446,355           1,446       2,742,008
Issuance of common stock in connection with
  litigation settlement                                       250,000             250         999,750
Issuance of stock to Vice-Chairperson of Board
  of Directors for services ($1.8984 per share
  at June 11)                                                 500,000             500         948,700
Issuance of stock under consulting agreement
  ($2.90 to $3.90 per share at July 31)                        50,960              51         171,693
Issuance of stock under consulting agreements
  ($.41 to $.95 per share at October 31)                    1,175,000           1,175         558,075
Issuance of stock in connection with exercising
  of option ($.27 at September 30)                            750,000             750         199,250
 Value assigned to warrants issued to
  consultants at quarter ended July 31                             --              --       1,289,250
Value assigned to options issued to consultants
  at August 30                                                     --              --         540,000
Value assigned to warrants issued to
  consultants at quarter ended October 31                          --              --         380,000
Value assigned to options issued to advisory
  board members at quarter ended October 31                        --              --         151,194
Cancellation of common stock issued for cash                   (2,980)             (3)        (29,998)
Amortization of unearned financing costs                           --              --              --
Amortization of unearned compensation expenses                     --              --              --
Net loss                                                           --              --              --
                                                         -------------   -------------   -------------
Balance - October 31, 2001                                 30,003,681    $     30,003    $ 38,478,279
                                                         =============   =============   =============



The accompanying notes are an integral part of these consolidated financial statements.

                             NEW VISUAL CORPORATION AND SUBSIDIARIES
                   (Formerly New Visual Entertainment, Inc. and Subsidiaries)
                    (A Development-Stage Company Commencing November 1, 1999)

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                       FOR THE YEARS ENDED OCTOBER 31, 2000, 2001 AND 2002


                                                                     Unearned        Unearned
                                                     Subscription    Financing     Compensation
                                                      Receivable       Costs         Expense
                                                     ------------   ------------   ------------
Balance - October 31, 2000                           $        --    $(2,583,333)   $        --

Issuance of common stock for cash
  ($.25 to $5.00 per share)                               (3,500)            --             --
Issuance of common stock with attached
  warrants ($4.02 per share for quarter ended
  January 31)                                                 --             --             --
Issuance of common stock with attached
  warrants ($5.10 per share for quarter ended
  January 31)                                                 --             --             --
Issuance of common stock with attached
  warrants ($2.80 to $5.10 per share for
  quarter ended April 30)                                     --             --             --
Issuance of common stock in connection with
  Private Placement
    ($4.35 to $5.50 per share for quarter ended
      January 31)                                             --             --             --
    ($2.60 to $3.37 per share for quarter ended
      April 30)                                               --             --             --
    ($1.74 to $2.80 per share for quarter ended
      July 31)                                                --             --             --
Issuance of common stock in connection with
  litigation settlement                                       --             --             --
Issuance of stock to Vice-Chairperson of Board
  of Directors for services ($1.8984 per share
  at June 11)                                                 --             --             --
Issuance of stock under consulting agreement
  ($2.90 to $3.90 per share at July 31)                       --             --             --
Issuance of stock under consulting agreements
  ($.41 to $.95 per share at October 31)                      --             --             --
Issuance of stock in connection with exercising
  of option ($.27 at September 30)                      (100,000)            --             --
Value assigned to warrants issued to
  consultants at quarter ended July 31                        --             --             --
Value assigned to options issued to consultants at
  August 30                                                   --             --       (540,000)
Value assigned to warrants issued to
  consultants at quarter ended October 31                     --             --             --
Value assigned to options issued to advisory
  board members at quarter ended October 31                   --             --       (151,194)
Cancellation of common stock issued for cash                  --             --             --
Amortization of unearned financing costs                      --      2,045,953             --
Amortization of unearned compensation expenses                --             --        209,443
Net loss                                                      --             --             --
                                                     ------------   ------------   ------------
Balance - October 31, 2001                           $  (103,500)   $  (537,380)   $  (481,751)
                                                     ============   ============   ============



The accompanying notes are an integral part of these consolidated financial statements.

                      NEW VISUAL CORPORATION AND SUBSIDIARIES
            (Formerly New Visual Entertainment, Inc. and Subsidiaries)
             (A Development-Stage Company Commencing November 1, 1999)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                FOR THE YEARS ENDED OCTOBER 31, 2000, 2001 AND 2002

                                                                        Total
                                                     Accumulated     Stockholders'
                                                        Deficit        Equity
                                                     -------------   -------------
Balance - October 31, 2000                           $(25,025,349)   $    228,855

Issuance of common stock for cash
  ($.25 to $5.00 per share)                                    --       1,073,475
Issuance of common stock with attached
  warrants ($4.02 per share for quarter ended
  January 31)                                                  --         489,199
Issuance of common stock with attached
  warrants ($5.10 per share for quarter ended
  January 31)                                                  --          85,680
Issuance of common stock with attached
  warrants ($2.80 to $5.10 per share for
  quarter ended April 30)                                      --         292,800
Issuance of common stock in connection with
  Private Placement
    ($4.35 to $5.50 per share for quarter ended
      January 31)                                              --         152,000
    ($2.60 to $3.37 per share for quarter ended
      April 30)                                                --         620,000
    ($1.74 to $2.80 per share for quarter ended
      July 31)                                                 --       2,743,454
Issuance of common stock in connection with
  litigation settlement                                        --       1,000,000
Issuance of stock to Vice-Chairperson of Board
  of Directors for services ($1.8984 per share
  at June 11)                                                  --         949,200
Issuance of stock under consulting agreement
  ($2.90 to $3.90 per share at July 31)                        --         171,744
Issuance of stock under consulting agreements
  ($.41 to $.95 per share at October 31)                       --         559,250
Issuance of stock in connection with exercising
  of option ($.27 at September 30)                             --         100,000
Value assigned to warrants issued to
  consultants at quarter ended July 31                         --       1,289,250
Value assigned to options issued to consultants at
  August 30                                                    --              --
Value assigned to warrants issued to
  consultants at quarter ended October 31                      --         380,000
Value assigned to options issued to advisory
  board members at quarter ended October 31                    --              --
Cancellation of common stock issued for cash                   --         (30,001)
Amortization of unearned financing costs                       --       2,045,953
Amortization of unearned compensation expenses                 --         209,443
Net loss                                              (11,875,915)    (11,875,915)
                                                     -------------   -------------
Balance - October 31, 2001                           $(36,901,264)   $    484,387
                                                     =============   =============


Accumulated deficit as of November 1, 1999           $(12,300,033)

Accumulated deficit during development stage          (24,601,231)
                                                     -------------
Total Accumulated Deficit as of October 31, 2001     $(36,901,264)
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

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                      FOR THE YEARS ENDED OCTOBER 31, 2000, 2001 AND 2002


                                                          Common Stock           Additional
                                                  ----------------------------     Paid-in
                                                      Shares        Amount         Capital
                                                  -------------  -------------  -------------
Balance - November 30, 2001                         30,003,681   $     30,003   $ 38,478,279

Issuance of common stock under consulting
  agreements ($.40 to $1.24 per share)               1,967,312          1,968      1,156,912
Issuance of common stock for cash
  ($.25 to $1.00 per share)                          6,448,675          6,449      2,114,476
Cash received for subscription receivable                   --             --             --
Issuance of common stock in connection with the
  exercise of warrants ($.25 per share)              2,912,000          2,912        725,088
Cashless exercise of warrants                          736,008            736           (736)
Issuance of common stock for conversion of
  promissory notes and interest($.40 to $.70
  per share)                                         4,497,967          4,498      2,179,128
Issuance of common stock for release of claims       1,261,946          1,262         (1,262)
Issuance of common stock for technology license
  acquisition                                          624,480            624        749,376
Issuance of common stock to employees                1,035,000          1,035        432,203
Issuance of common stock for financing fee             300,000            300        140,700
Stock offering costs                                        --             --       (246,993)
Value assigned to beneficial conversion                     --             --        653,789
Value assigned to warrants issued to
  consultants                                               --             --        533,370
Value assigned to options issued to consultants             --             --        183,500
Amortization of unearned compensation expense               --             --             --
Amortization of unearned financing costs                    --             --             --
Net loss                                                    --             --             --
                                                  -------------  -------------  -------------
Balance - October 31, 2002                          49,787,069   $     49,787   $ 47,097,830
                                                  =============  =============  =============



The accompanying notes are an integral part of these consolidated financial statements.

                            NEW VISUAL CORPORATION AND SUBSIDIARIES
                  (Formerly New Visual Entertainment, Inc. and Subsidiaries)
                   (A Development-Stage Company Commencing November 1, 1999)

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                      FOR THE YEARS ENDED OCTOBER 31, 2000, 2001 AND 2002


                                                                    Unearned        Unearned
                                                    Subscription    Financing     Compensation
                                                     Receivable       Costs          Expense
                                                    ------------   ------------   ------------
Balance - October 31, 2001                          $  (103,500)   $  (537,380)   $  (481,751)

Issuance of common stock under consulting
  agreements ($.40 to $1.24 per share)                       --             --       (344,280)
Issuance of common stock for cash
  ($.25 to $1.00 per share)                                  --             --             --
Cash received for subscription receivable               103,500             --             --
Issuance of common stock in connection with the
  exercise of warrants ($.25 per share)                      --             --             --
Cashless exercise of warrants                                --             --             --
Issuance of common stock for conversion of
  promissory notes and interest ($.40 to $.70 per
  share)                                                     --             --             --
Issuance of common stock for release of claims               --             --             --
Issuance of common stock for technology license
  acquisition                                                --             --             --
Issuance of common stock to employees                        --             --       (100,000)
Issuance of common stock for financing fee                   --       (141,000)            --
Stock offering costs                                         --             --             --
Value assigned to beneficial conversion                      --       (653,789)            --
Value assigned to warrants issued to
  consultants                                                --             --       (467,370)
Value assigned to options issued to consultants              --             --       (183,500)
Amortization of unearned compensation expense                --             --      1,245,320
Amortization of unearned financing costs                     --      1,117,217             --
Net loss                                                     --             --             --
                                                    ------------   ------------   ------------
Balance - October 31, 2002                          $        --    $  (214,952)   $  (331,581)
                                                    ============   ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries)
            (A Development-Stage Company Commencing November 1, 1999)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

               FOR THE YEARS ENDED OCTOBER 31, 2000, 2001 AND 2002


                                                                      Total
                                                    Accumulated    Stockholders'
                                                      Deficit         Equity
                                                   -------------   -------------
Balance - October 31, 2001                         $(36,901,264)   $    484,387

Issuance of common stock under consulting
  Agreements ($.40 to $1.24 per share)                       --         814,600
Issuance of common stock for cash
  ($.25 to $1.00 per share)                                  --       2,120,925
Cash received for subscription receivable                    --         103,500
Issuance of common stock in connection with the
  exercise of warrants ($.25 per share)                      --         728,000
Cashless exercise of warrants                                --              --
Issuance of common stock for conversion of
  promissory notes and interest($.40 to $.70 per
share)                                                       --       2,183,626
Issuance of common stock for release of claims               --              --
Issuance of common stock for technology license
  acquisition                                                --         750,000
Issuance of common stock to employees                        --         333,238
Issuance of common stock for financing fee                   --              --
Stock offering costs                                         --        (246,993)
Value assigned to beneficial conversion                      --              --
Value assigned to warrants issued to
  consultants                                                --          66,000
Value assigned to options issued to consultants              --              --
Amortization of unearned compensation expense                --       1,245,320
Amortization of unearned financing costs                     --       1,117,217
Net loss                                             (9,467,123)     (9,467,123)
                                                   -------------   -------------
Balance - October 31, 2002                         $(46,368,387)   $    232,697
                                                   =============   =============



Accumulated deficit as of November 1, 1999         $(12,300,033)

Accumulated deficit during development stage
  (November 1, 1999 to October 31, 2002)            (34,068,354)
                                                   -------------
Total Accumulated Deficit as of October 31, 2002   $(46,368,387)
                                                   =============



The accompanying notes are an integral part of these consolidated financial statements.

                                  NEW VISUAL CORPORATION AND SUBSIDIARIES
                        (Formerly New Visual Entertainment, Inc. and Subsidiaries)
                         (A Development-Stage Company Commencing November 1, 1999)

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the Period
                                                                                                 from
                                                    For the Years Ended October 31,        November 1, 1999
                                             ---------------------------------------------         to
                                                 2002            2001            2000      October 31, 2002
                                             -------------   -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                   $ (9,467,123)   $(11,875,915)   $(12,725,316)   $(34,068,354)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Consulting fees and other
        compensatory elements of stock
        issuances                               2,429,659       3,558,887       3,258,549       9,247,095
      Stock issued for litigation
        settlement                                     --       1,000,000              --       1,000,000
      Loss on disposal of equipment                    --           7,500              --           7,500
      Projects written-off                             --              --         114,613         114,613
      Amortization of unearned
        financing costs                         1,117,217       2,045,953         416,667       3,579,837
      Depreciation                                 77,260         118,693          97,172         293,125
      Stock issued for acquired in-
        process research and
        development                                    --              --       6,050,000       6,050,000
      (Increase) decrease from changes in:
        Other current assets                       92,766        (106,809)        (30,227)        (44,270)
        Due from related parties                  160,859        (100,708)          3,859          64,010
        Other assets                               18,963          83,558        (112,200)         (9,679)
      Increase (decrease) from changes in:
        Accounts payable and accrued
          expenses                              1,584,573         988,103          26,223       2,598,899
                                             -------------   -------------   -------------   -------------
      NET CASH USED IN OPERATING
          ACTIVITIES                           (3,985,826)     (4,280,738)     (2,900,660)    (11,167,224)
                                             -------------   -------------   -------------   -------------
CASH USED IN INVESTING ACTIVITIES
  Acquisition of property and equipment            (2,513)        (17,302)       (388,733)       (408,548)
  Proceeds from sale of equipment                 145,616              --              --         145,616
  Projects under development                     (266,181)     (1,237,999)       (655,519)     (2,159,699)
  Acquisition of license                       (1,075,000)             --              --      (1,075,000)
                                             -------------   -------------   -------------   -------------
      NET CASH USED IN INVESTING
        ACTIVITIES                             (1,198,078)     (1,255,301)     (1,044,252)     (3,497,631)
                                             -------------   -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock        2,224,422       5,426,607       3,149,388      10,800,417
  Offering costs related to stock
    issuances                                    (246,993)             --              --        (246,993)
  Proceeds from notes payable                     700,000              --         756,886       1,456,886
  Proceeds from convertible notes payable
    payable                                     1,795,250         615,000              --       2,410,250
  Repayments of notes payable                          --        (500,000)             --        (500,000)
  Proceeds from exercise of options and
    warrants                                      728,000         100,000         165,000         993,000
                                             -------------   -------------   -------------   -------------
      NET CASH PROVIDED BY FINANCING
        ACTIVITIES                              5,200,679       5,641,607       4,071,274      14,913,560
                                             -------------   -------------   -------------   -------------
INCREASE IN CASH AND CASH EQUIVALENTS              16,775         105,568         126,362         248,705

CASH AND CASH EQUIVALENTS - BEGINNING             294,802         189,234          62,872          62,872
                                             -------------   -------------   -------------   -------------
CASH AND CASH EQUIVALENTS - ENDING           $    311,577    $    294,802    $    189,234    $    311,577
                                             =============   =============   =============   =============


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

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Continued)



   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   ------------------------------------------------

                                                                                                     For the Period
                                                                                                          from
                                                           For the Years Ended October 31,          November 1, 1999
                                                  ------------------------------------------------         to
                                                      2002              2001             2000       October 31, 2002
                                                  --------------   --------------   --------------   --------------
Cash paid during the period for:
  Interest                                        $          --    $          --    $         526    $         526
                                                  ==============   ==============   ==============   ==============
  Income taxes                                    $          --    $          --    $          --    $          --
                                                  ==============   ==============   ==============   ==============

   NON-CASH INVESTING AND FINANCING ACTIVITIES:
   --------------------------------------------

Notes and interest
  satisfied by issuance of common stock           $   2,183,626    $          --    $          --    $   2,183,626
                                                  ==============   ==============   ==============   ==============
Common stock issued for acquisition of
  license                                         $     750,000    $          --    $          --    $     750,000
                                                  ==============   ==============   ==============   ==============
Redeemable Series B Preferred Stock issued
  for acquisition of license                      $   3,192,000    $          --    $          --    $   3,192,000
                                                  ==============   ==============   ==============   ==============




The accompanying notes are an integral part of these consolidated financial statements.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - PRINCIPLES OF CONSOLIDATION,BUSINESS AND CONTINUED OPERATIONS
----------------------------------------------------------------------


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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, for the years ended October 31, 2002, 2001 and 2000, the Company incurred net losses of approximately $9,467,000, $11,876,000 and $12,725,000, respectively, and as of October 31, 2002, had a working capital deficiency of approximately $4,584,000. The Company has limited finances and requires additional funding in order to accomplish its growth objectives and marketing of its products and services. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to expand its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in this regard is to obtain other debt and equity financing until profitable operation and positive cash flows are achieved and maintained.

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

The Company funded its operations during 2002, 2001 and 2000 through sales of its common stock, proceeds from notes and convertible notes and the exercise of options and warrants resulting in approximate net proceeds to the Company of $5,201,000, $6,142,000 and $4,071,000, respectively. The Company is exploring other financing alternatives, including private placements and other offerings.

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



NOTE 2- SUMMARY OF ACCOUNTING POLICIES


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

Project Under Development
---------------------------

Statement of Positions SOP-00-2, "Accounting by Producers or Distributors of Films" ("SOP-00-2") requires that film costs be capitalized and reported as a separate asset on the balance sheet. Film costs include all direct negative costs incurred in the production of a film, as well as allocations of production overhead and capitalized interest. Direct negative costs include cost of scenario, story, compensation of cast, directors, producers, writers, extras and staff, cost of set construction, wardrobe, accessories, sound synchronization, rental of facilities on location and post production costs. SOP-00-2 also requires that film costs be amortized and participation costs accrued, using the individual-film-forecast-method-computation method, which amortizes or accrues such costs in the same ratio that the current period actual revenue (numerator) bears to the estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year (denominator).

In addition, SOP-00-2 also requires that if an event or change in circumstances indicates that an entity should assess whether the fair value of a film is less than its unamortized film costs, then an entity should determine the fair value of the film and write-off to the statement of operations the amount by which the unamortized capital costs exceeds the film's fair value. The Company adopted the standard effective November 1, 2001, which did not have a material effect on the Company's financial position or results of operations.

During the year ended October 31, 2000, several projects under development were determined to have no estimated realizable value and were accordingly written-off. Project costs written-off during the year ended October 31, 2000 was $114,613.

The Company commences amortization of capitalized film costs and accrues (expenses) of participation costs when a film is released and it begins to recognize revenue from the film.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 -  SUMMARY OF ACCOUNTING POLICIES (Continued)

Capitalized Software Development Costs
--------------------------------------

Capitalization of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company's computer software is generally based upon achievement of a detail program design free of high risk development issues and the completion of research and development on the product hardware in which it is to be used. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgement by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology.

Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization is provided on a product by product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product.

The Company periodically performs reviews of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, the capitalized costs of each software product is then valued at the lower of its remaining unamortized costs or net realizable value.

The Company has no amortization expense for the years ended October 31, 2002, 2001 and 2000 for its capitalized software development costs.

Advertising
-----------

Advertising costs are charged to operations when incurred. Advertising expense was $-0-, $942 and $71,528, respectively, for the years ended October 31, 2002, 2001 and 2000, respectively.

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

The number of potentially dilutive securities excluded from computation of diluted loss per share was approximately 18,910,000, 9,828,000 and 1,764,000 for the years ended October 31, 2002, 2001 and 2000, respectively.

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

Stock-Based Compensation
------------------------

The Company follows Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation". SFAS 123 establishes accounting and reporting standards for stock-based employee compensation plans. This statement allows companies to choose between the "fair value-based method of accounting" as defined in this statement and the "intrinsic value-based method of accounting" as prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". The Company has elected to continue to follow the accounting guidance provided by APB 25 for stock compensation issued to employees or directors, as permitted. Stock compensation issued to non-employees/directors are accounted for in accordance with SFAS No. 123.

Impairment of Long-Lived Assets
-------------------------------

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company evaluates its long-lived assets for financial impairment, and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

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

Impact of Recently Issued Accounting Standards
----------------------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. Adoption of SFAS No. 142, which occurred November 1, 2001 did not have material effect on the Company's financial position or results of operations.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -  SUMMARY OF ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144, which occurred November 1, 2001 did not have a material effect on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. The Company is required to adopt SFAS No. 145 no later than the first quarter of fiscal 2003, although early adoption is allowed. The Company has not yet evaluated the impact from SFAS No. 145 on its financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 amends SFAS Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries)
            (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 -  SUMMARY OF ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------

provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123, or the intrinsic value method of APB Opinion
25. The Company will continue to account for stock-based compensation according to APB 25, while its adoption of SFAS No. 148 requires the Company to provide prominent disclosures about the effect of SFAS No. 123 on reported income and will require the Company to disclose these effects in the interim financial statements as well.


In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.



In November 2002, the FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS (" FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company during the first quarter ending January 31, 2003. The Company does not expect the adoption of FIN 45 will have a significant impact on its consolidated financial position or results of operations.


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

Impact Pictures, Inc.
---------------------

In January 2000, the Company completed the acquisition of 100% of the common stock of Impact Pictures, Inc. ("Impact"), a small development-stage, San Diego-based multi-media production firm, for 12,500 shares of the Company's common stock, valued at $50,000. The Company has accounted for this acquisition under the purchase method of accounting. As of the acquisition date, Impact had no tangible assets and its intangible assets were in the development stage. Accordingly, the $50,000 was charged to operations, under the caption "Acquired in-process research and development expenses", during the year ended October 31, 2000. Revenues from Impact business totaled approximately $-0-, $-0- and $12,200, respectively, for the years ended October 31, 2002, 2001 and 2000.

Historical and proforma information have not been provided because the operations of the acquired business were not material.

NV Technology, Inc.
-------------------

In February 2000, the Company completed the acquisition of New Wheel Technology, Inc. ("New Wheel"), a development-stage, California-based, technology company. New Wheel was merged with Astounding Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of New Visual, which following the merger changed its name to New Wheel Technology, Inc. On July 13, 2001, New Wheel changed its name to NV Technology, Inc., which the Company now uses to conduct the development of its broadband technology ("NV Technology"). An aggregate of 3,000,000 restricted shares of common stock valued at $6,000,000 were issued to the New Wheel stockholders in consideration of the merger. The merger agreement also provided that additional compensation may be payable to the New Wheel stockholders if New Wheel's high speed digital transmission technology generates revenues for the Company in excess of $1 billion, or if there is a sale of assets or stock, or a merger of New Visual or any of its affiliates, in which the New Wheel technology comprises at least 15% of the consideration. The Company has accounted for this acquisition under the purchase method of accounting. As of the acquisition date, NV Technology had no tangible assets and its intangible assets were in the development stage. Accordingly, the $6,000,000 was charged to operations under the caption "Acquired in-process research and development expenses", during the year ended October 31, 2000.

Historical and proforma information were not provided because the operations of the acquired business were not material.

See note 14 for discussion of a settlement agreement with the former owners of New Wheel.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries)
            (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - NOTE RECEIVABLE FROM RELATED PARTIES

On September 6, 2001, the Company converted advances made to an officer in the amount of $99,656 into a promissory note, which was payable on demand and bore an interest rate of 7.0% per annum. On January 1, 2002, the Company converted additional advances made to the officer in the amount of $67,631 into a promissory note, which was payable on demand and bore an interest rate of 7.0% per annum.

On September 30, 2002, the Company and the officer discussed above mutually decided to end their relationship. The principal balance of $167,287 and accrued interest of $11,113 was satisfied by the Company agreeing to provide the officer with a termination payment equal to the remaining balance of the note receivable and accrued interest. The $178,400 was charged to selling, general and administrative expenses for the year ended October 31, 2002.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, consists of the following:

                                                            At October 31,
                                                      --------------------------
                                                         2002           2001
                                                      -----------    -----------

        Furniture and fixtures                        $   54,097     $   51,584
        Camera equipment                                 298,109        544,664
        Office equipment                                 109,460        109,460
                                                      -----------    -----------
                                                         461,721        705,708
        Less: Accumulated depreciation                   397,188        420,812
                                                      -----------    -----------
                Total                                 $   64,533     $  284,896
                                                      ===========    ===========

For the years ended October 31, 2002, 2001 and 2000, depreciation expense was $77,260, $118,693 and $97,172, respectively.

NOTE 6 - TECHNOLOGY LICENSE AND DEVELOPMENT AGREEMENT

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

The Company also agreed to pay ANI a development fee of $1,559,000 for software development services and to pay ANI a royalty equal to a percentage of the net sales of products sold by the Company and license revenue received by the Company. As of October 31, 2002, $734,000 of this development fee was outstanding.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 - TECHNOLOGY LICENSE AND DEVELOPMENT AGREEMENT (Continued)

The Company capitalized the consideration issued in connection with the license fee and development fee totaling $5,751,000. The Company's technical employees and advisors concluded that as of March 2002 the Company had established technological feasibility for its ultimate telecommunication product to be marketed (see Note 1). Additional development services and testing, to be performed principally by ANI, are necessary to complete the product development.

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

NOTE 7 - PROJECT UNDER DEVELOPMENT

In April 2000, the Company entered into a joint venture production agreement to produce a feature length film for theatrical distribution. The Company agreed to provide the funding for the production in the amount of up to $2,250,000 and, in exchange, received a 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to its initial investment of up to $2,250,000. The Company's management currently expects to receive revenue from the film in three categories. These categories are upfront distribution licenses, product or title sponsorships, and, of course, box-office ticket sales. As of October 31, 2002, the Company has funded approximately $2,179,000 of production and other costs, which was included in projects under development in the accompanying consolidated balance sheet. As of October 31, 2002, the film was in production. Management of the Company expects to sign a distribution agreement during the year ended October 31, 2003. No amortization of the capitalized film costs was necessary for the years ended October 31, 2002, 2001 and 2000.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

During fiscal 2001 and 2002, the Company entered into several convertible promissory note agreements with various trusts and individuals, totaling $2,410,250. The Company agreed to pay the principal and an additional amount equal to 50% of the principal. The notes are due when the Company reaches certain milestones from the distribution of its motion picture.(Note 7). The notes may be converted at any time, in whole or in part, into that number of fully paid and non-assessable shares of common stock at conversion prices ranging from $.40 to $1.00. During the fiscal year ended October 31, 2002, principal and unpaid interest on several convertible promissory notes, totaling $2,183,625, of which $727,875 represented accrued interest, were converted into 4,497,967 shares of the Company's common stock. The remaining principal balance was $954,500 at October 31, 2002.

Several of the above convertible note agreements that were entered into during the fiscal year ended October 31, 2002, were convertible into common stock at a conversion rate lower than the market price at the issuance of the convertible notes. The value of such beneficial conversion features was $653,789 and such amount was charged to financing costs during the fiscal year ended October 31, 2002.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries)
            (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 - NOTES PAYABLE

On June 29, 2000, the Company entered into five credit agreements, each of which granted the Company a credit facility of up to $300,000. As of October 31, 2000, the Company had borrowed $756,886 under these facilities, payable on June 29, 2003 in one payment, together with all accrued and unpaid interest at 6% per annum.

On November 13, 2000, the above five credit agreements were amended, reducing the Company's credit facility to $756,886 in the aggregate. The credit agreements terminate on June 29, 2003 and all accrued interest and unpaid interest, along with the principal, is due in full on June 29, 2003.

On July 12, 2001, the Company repaid $500,000 under the above five credit agreements and reduced the balance to $256,886.

During the fiscal year ended October 31, 2002, no repayment was required or made under the above five credit agreements.

On July 17, 2002, the Company entered into a promissory note agreement with an individual totaling $500,000. The Company agreed to pay the principal and interest at 10% per annum on November 1, 2002.

On October 31, 2002, the Company renewed the above note and entered into a new promissory note for the above principal, plus accrued interest of $14,521 (total amount of the note $514,521). The note accrues interest at a rate of 10% per annum, compounded annually, on a 365-day year. The note is payable 3 days after written demand, but not before December 16, 2002. As of October 31, 2002, the balance outstanding under this note was $514,521.

On October 29, 2002, the Company entered into a promissory note agreement with an individual, totaling $200,000. The Company agreed to pay the principal and interest at 10% per annum on April 29, 2003.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities consist of the following:

                                                            At October 31,
                                                      --------------------------
                                                         2002           2001
                                                      -----------    -----------

         Deferred Officers Compensation               $  181,596     $       --
         Accrued bonuses and payroll                     334,307             --
         Professional fees                               623,044        606,807
         Interest payable                                541,350        356,601
         Consulting fees                                  62,018        204,192
         Miscellaneous                                   505,383        267,424
                                                      -----------    -----------
                                                      $2,247,698     $1,435,024
                                                      ===========    ===========

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - REDEEMABLE SERIES B PREFERRED STOCK

On April 10, 2002, the Company amended its Articles of Incorporation and designated 4,000 of its authorized preferred stock as a Series B Preferred Stock, par value $.01 per share, with a liquidation preference of $1,000 per share.

The Series B Preferred Stock are mandatorily redeemable by the Company at the liquidation preference as follows:

(i) Closing of financing transaction of at least $15 million.

(ii) Closing of a corporate transaction, (such as a merger, consolidation, reorganization, sale of significant assets, etc.) resulting in a change of control.

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



NOTE 10 - REDEEMABLE SERIES B PREFERRED STOCK (Continued)

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

In April 2002, the Company issued 3,192 shares of its Series B Preferred Stock, with redemption and liquidation preference of $3,192,000, in connection with a development and license agreement discussed in Note 6. As of October 31, 2002, there were 4,000 authorized shares Series B Preferred Stock and 3,192 shares issued and outstanding. Based on the redemption term, the Series B Preferred Stock is not included in stockholders' equity.

NOTE 12 - STOCKHOLDERS' EQUITY

Preferred Stock and Rights Dividend
-----------------------------------

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

Preferred Stock and Rights Dividend (Continued)
-----------------------------------

On July 27, 2000, the Company created a series of preferred stock, par value $0.01 per share, designated as "Series A Junior Participating Preferred Stock". 200,000 shares of the Series A Junior Participating Preferred Stock are initially reserved for issuance upon exercise of the rights. Subject to the rights of the holders of any shares of any series of preferred stock ranking prior and superior to the Series A Preferred Stock with respect to dividends, the holders of shares of Series A Preferred Stock, in preference to the holders of common stock, shall be entitled to receive, when, as and if declared by the Board of Directors, quarterly dividends payable in cash on the last day of each quarter in each year, commencing on the first quarterly dividend payment date after the first issuance of a share or fraction of a share of Series A Preferred Stock, in an amount per share equal to the greater of $1.00 or 1,000 times the aggregate per share amount of all cash and non-cash dividends or other distributions, other than a dividend payable in shares of common stock. Each share of Series A Preferred Stock shall entitle the holder to 1,000 votes. Upon any liquidation, no distribution shall be made to the holders of shares of stock ranking junior to the Series A Preferred, unless the holders of shares of Series A Preferred Stock shall have received $1,000 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon. The shares of Series A Preferred Stock shall not be redeemable. No Series A Preferred Stock was issued during the years ended October 31, 2002, 2001 and 2000, respectively.

Common Stock
------------

Common Stock Issuances During the Year Ended October 31, 2002:
-------------------------------------------------------------

In February 2002, the Company issued an aggregate of 1,261,946 shares of its common stock to seven individuals who purchased common stock of the Company in a private placement completed in March 2001 and contended that they were entitled to receive these additional shares in connection with their initial purchase agreements. The parties reached an amicable resolution of the matter and the Company received a full and complete release from each investor.

In February 2002, the Company issued a stock award of 500,000 shares of common stock to an executive officer in consideration of his services to the Company. The stock award was granted pursuant to the Company's 2000 Plan. The executive officer purchased the shares for $.001 per share. The value assigned to the stock award was $225,000 and was charged to operations during the year ended October 31, 2002.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

Common Stock Issuances During the Year Ended October 31, 2002: (Continued)
-------------------------------------------------------------

In February 2002, the Company issued 485,000 shares of restricted common stock to two employees in consideration of their services to the Company. The value assigned to the common stock totalled $178,238 and was charged to operations for the year ended October 31, 2002.

During October 2002, the Company issued 50,000 shares of common stock, valued at $29,500, for deferred salary due to an employee.

During the year ended October 31, 2002, the Company sold 6,448,675 shares of common stock to investors for cash proceeds of $2,120,925, as indicated below. Such sales were sold in private transactions in reliance on various exemptions from the registration requirements of the Securities Act.

- During the quarter ended January 31, 2002, the Company sold 1,445,015 shares of common stock for $409,501.

- During the quarter ended April 30, 2002, the Company sold 4,123,989 shares of common stock for $1,275,224.

- During the quarter ended July 31, 2002, the Company sold 284,671 shares of common stock for $190,200.

- During the quarter ended October 31, 2002, the Company sold 595,000 shares of common stock for $246,000.

During the quarter ended January 31, 2002, the Company issued 950,000 shares of its common stock as consideration for consulting services performed by four consultants. Shares issued under these arrangements were valued at $494,898, which was all charged to operations during the year ended October 31, 2002.

During the quarter ended April 30, 2002, the Company issued 306,250 shares of its common stock as consideration for consulting services performed by two consultants. Shares issued under these arrangements were valued at $131,500, which was all charged to operations during the year ended October 31, 2002.

During the quarter ended July 31, 2002, the Company issued 359,500 shares of its common stock as consideration for consulting services performed by two consultants at prices ranging from $.95 to $1.24 per share, totaling $344,280.

During the quarter ended October 31, 2002, the Company issued 351,562 shares of its common stock as consideration for consulting services performed by two consultants at prices from $.45 to $.64 per share, totaling $188,203.

During March 2002, the Company issued 736,008 shares of its common stock due to a cashless exercise of warrants to purchase 1,000,000 shares of common stock.

During the year ended October 31, 2002, warrants to purchase 2,912,000 shares of common stock were exercised at $.25 per share, resulting in proceeds totaling $728,000.

During the year ended October 31, 2002, principal and accrued interest of several convertible promissory notes, totaling $2,183,625, was converted into 4,497,967 shares of the Company's common stock (Note 8).

During April 2002, the Company issued 624,480 shares of common stock, valued at $750,000, in connection with its technology license agreement with ANI (Note 6).

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

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

For the years ended October 31, 2001 and 2000, the Company has sold 1,686,107 and 77,248 shares of its common stock, respectively, under the above agreement and received proceeds of $3,515,454 and $415,000, respectively. As of October 31, 2001, this private placement was terminated. The Company does not expect any future proceeds from this private placement.

-  Other:

During the year ended October 31, 2001, the Company issued 1,212,254 shares of restricted common stock to investors for cash proceeds of $1,073,475, as indicated below.

- During December 2000, the Company sold 219,904 shares of common stock for $600,000.

- During January 2001, the Company sold 21,000 shares of common stock for $105,000.

- In August of 2001, the Company issued 221,966 shares of common stock for $166,475.

- In October of 2001, the Company issued 749,384 shares of common stock for $205,500. The Company received $202,000 in October of 2001 and the remaining $3,500 was recorded as a subscription receivable and collected subsequent to October 31, 2001.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries)
            (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

Common Stock Issuances During the Year Ended October 31, 2001: (Continued)
-------------------------------------------------------------

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

- During the quarter ended January 31, 2000, the Company sold 177,463 shares of common stock for $211,909.

- During the quarter ended April 30, 2000, the Company sold 278,699 shares of common stock for $1,318,079.

- During the quarter ended July 31, 2000, the Company sold 314,832 shares of common stock for $1,064,400.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries)
            (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

Common Stock Issuances During the Year Ended October 31,2000: (Continued)
------------------------------------------------------------

- During the quarter ended October 31, 2000, the Company sold 35,000 shares of common stock for $140,000.

During the quarter ended January 31, 2000, the Company issued 29,765 shares of common stock between $1.00 and $1.40 for consulting services totalling $34,050.

During the quarter ended January 31, 2000, the Company issued 12,500 shares of common stock valued at $4.00 per share for the acquisition of Impact Pictures, Inc.

On February 17, 2000, the Company issued 3,000,000 shares of common stock valued at $2.00 per share for the acquisition of New Wheel Technology, Inc.

In connection with the acquisition of New Wheel, the Company entered into an agreement with lenders to provide loans of up to $1.5 million. As consideration for these loans and other services under the agreement, in April of 2000 the Company issued 1,500,000 shares of its common stock to the lenders valued at $3,000,000. The Company accounted for the $3,000,000 as unearned financing costs reducing stockholders' equity as of April 30, 2000. During the quarter ended July 31, 2000, the Company began to draw money down from the credit facilities and accordingly, the Company at such time began to amortize the unearned financing costs over the three-year period ended June of 2003. Amortization of the above financing costs for the years ended October 31, 2002, 2001 and 2000 was $537,380, $2,045,953 and $416,667, respectively.

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



NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

Stock Option Plans
------------------

-  Stock Options

During 2000, the Board of Directors and the stockholders of the Company approved the 2000 Omnibus Securities Plan (the "2000 Plan"), which provides for the granting of incentive and nonstatutory options and restricted stock for up to 2,500,000 shares of common stock to officers, employees, directors and consultants of the Company.

During August of 2001, the Board of Directors of the Company approved the 2001 Stock Incentive Plan (the "2001 Plan" and together with the 2000 Plan, the "Plans"), which provides for the granting of incentive and non-statutory options, restricted stock, dividend equivalent rights and stock appreciation rights for up to 2,500,000 shares of common stock to officers, employees, directors and consultants of the Company. The Stockholders of the Company ratified the 2001 Plan in July 2002.

On February 25, 2002, the Company granted non-qualified stock options under its 2000 Plan to purchase 862,500 shares of common stock to employees and employee directors of the Company at an exercise price of $.42 per share. The options vest in four equal quarterly installments starting April 30, 2002. All options expire on February 25, 2012. During the year ended October 31, 2002, 2,500 options were cancelled.

On February 25, 2002, the Company granted two directors options under its 2000 Plan to purchase 400,000 shares of its common stock at an exercise price of $.42 per share. The options vest in four equal quarterly installments starting April 30, 2002. These options also expire on February 25, 2012.

On February 25, 2002, the Company granted an advisory board member options under the Company's 2000 Omnibus Securities Plan to purchase 40,000 shares of its common stock at an exercise price of $.42 per share. The options vest immediately and expire ten years from the grant date. The fair value of stock options estimated on the date of grant using the Black-Scholes option pricing model was $.30 per share, or $12,000.

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

On July 1, 2000, the Company granted to its Executive Vice President options to purchase 210,000 shares of common stock at $4.40 per share, 140,000 of which have vested and 70,000 of which were cancelled.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries)
            (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

Stock Option Plans (Continued)
------------------

-  Options Outside of the Plan: (Continued)

On October 27, 2000, the Company granted to a director options to purchase 275,000 shares of its common stock. The exercise price for the options is $4.00 per share. The options vested on the grant date.

On October 27, 2000, the Company granted to an employee options to purchase up to an aggregate of 50,000 shares of its common stock. The options vest and are fully exercisable upon achievement of a technological development milestone by the Company. The exercise price for the options is $5.50 per share and were to expire on October 27, 2005. These options expired during the year ended October 31, 2002

On November 30, 2000, the Company granted to two employees options to purchase 225,000 shares of its common stock at $4.00 per share. The options vested on the grant date and expire in 10 years from the grant date.

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

On February 25, 2002, the Company granted its then Chief Executive Officer options outside the Company's stock option plans to purchase 500,000 shares of its common stock at $.39. The options vest in four equal quarterly installments starting April 30, 2002. These options expire on February 25, 2012.

On February 22, 2002, the Company granted non-qualified stock options to purchase 250,000 shares of common stock to a consultant at an exercise price of $.40 per share. The options vest in five equal quarterly installments starting February 22, 2002. These options expire on February 22, 2012. The fair value of stock options estimated on the date of grant using the Black-Scholes option pricing model was $.32, or $80,000. On September 11, 2002, the consulting agreement was cancelled and the Company cancelled 50,000 of the above options.

On March 22, 2002, the Company granted outside the Company's stock option plans to a director and employee who became its Chief Executive Officer on June 1, 2002, options to purchase 1,500,000 shares of its common stock at $1.02. The options vest in four equal quarterly installments starting June 1, 2002. These options were to expire on March 22, 2012. During December 2002, the above Officer terminated his employment with the Company and forfeited his 1,500,000 options.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

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



NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

Stock Option Plans (Continued)
------------------

A summary of the Company's stock option activity and related information follows:

                                                                  Weighted                              Weighted
                                             Under the Plans      Average         Outside the Plans      Average
                                              Stock Options    Exercise Price       Stock Options     Exercise Price
                                             --------------    --------------     ----------------    --------------
   Balance at October 31, 1999                     -               $ -                     -               $ -

   Options granted - 11/01-10/31/00:
     In the 2000 plan                              -                 -                     -                 -

   Options granted - 11/01-10/31/00:
     Outside the option plan                       -                 -                1,563,750             4.10
                                              -----------          ------            -----------          -------
   Outstanding - October 31, 2000                  -                 -                1,563,750             4.10

   Options granted - 11/01 - 10/31/01:
     In the 2000 plan                            516,000            3.92                   -                 -
     In the 2001 plan                            750,000             .27                   -                 -

   Options granted - 11/01 - 10/31/01:
     Outside the option plan                       -                 -                  375,000             3.37

   Options expired/cancelled:
     In the 2000 plan                             (3,750)           3.92                   -                 -

   Options exercised in the 2001 plan           (750,000)            .27                   -                 -
                                              -----------          ------            -----------          -------
   Outstanding - October 31, 2001                512,250           $3.92              1,938,750            $3.96

   Options granted - 11/01 - 10/31/02:
     In the plans                              1,707,500             .58                   -                 -

   Options granted - 11/01 - 10/31/02:
     Outside the option plan                       -                 -                2,425,000              .83

   Options expired/cancelled:
     In the plans                                (51,000)           3.74                   -                 -
     Outside the plans                             -                 -                 (171,250)            3.55

   Options exercised in the plans                  -                 -                     -                 -
                                              -----------          ------            -----------          -------
   Outstanding - October 31, 2002              2,168,750           $1.29              4,192,500            $2.16
                                              ===========          ======            ===========          =======

   Exercisable at October 31:
      2002                                     1,248,125           $1.20              2,339,792            $2.78



The exercise price for options outstanding as of October 31, 2002 ranged from $.39 to $4.40.

At October 31, 2002, 331,250 options are available under the 2000 Plan and -0-options are available under the 2001 Plan, respectively.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

Stock Option Plans (Continued)
------------------

The weighted average fair value at date of grant for options granted during 2002 and 2001 was $.72 and $1.82 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

                                                       2002                     2001                  2000
                                                  --------------          ---------------        --------------
   Risk-free interest rates                       5.00% to 5.50%          5.00% to  5.50%              5.50%
   Expected option life in years                         5                       5                       3
   Expected stock price volatility               51.65% to 53.89%         47.25% to 96.25%            33.00%
   Expected dividend yield                               0%                      0%                      0%

Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant, as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", net loss in 2002, 2001 and 2000 would have been $12,093,673, $13,838,750 and
$16,249,000, or $.24, $.51 and $ .75 per share, respectively

Warrants Granted
----------------

On November 5, 2001, the Company granted two companies warrants to purchase 200,000 shares of its common stock at an exercise price of $.51. The warrants vested immediately and expire on November 5, 2005. The fair value of stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.33 per share, or $66,000.

On February 11, 2002, the Company granted a company warrants to purchase 300,000 shares of its common stock at an exercise price ranging from $.75 to $2.25. The fair value of stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $4,500.

On July 30, 2002, the Company granted a consulting company warrants to purchase 1,000,000 shares of its common stock at an exercise price of $.75. These warrants replaced warrants covering 1,000,000 shares of common stock issued to the consulting company in May 2001 that had exercise prices of $2.50 (as to 500,000 shares), $5.00 (as to 250,000 shares) and $10.00 (as to 250,000 shares).
The fair value of stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.47 per share, or $467,370.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

Warrants
--------

At October 31, 2002, the Company had outstanding warrants to purchase shares of common stock as follows:

                                        Number of           Exercise           Expiration
            Grant Date                    Shares             Price                Date
         -----------------              ---------          ----------       -----------------
         June 7, 2000                      50,000            $ 7.00            June 7, 2003
         June 7, 2000                      50,000              8.50            June 7, 2003
         June 7, 2000                      50,000             10.00            June 7, 2003
         June 7, 2000                      50,000             11.50            June 7, 2003
         November 17, 2000              1,000,000              6.00            November 17, 2003
         November 17, 2000                 88,000       Lesser of $6.00        November 17, 2003
                                                       or 50% of market
                                                      ($.45 at 10/31/02)

         March 12, 2001                    67,586              5.10            March 12, 2004
         March 12, 2001                    87,357              4.02            March 12, 2004
         June 14, 2001                     50,000              2.50            June 14, 2006
         June 14, 2001                     25,000              5.00            June 14, 2006
         June 14, 2001                     25,000             10.00            June 14, 2006
         November 5, 2001                 200,000               .51            November 5, 2005

         February 11, 2002                 50,000               .75            February 11, 2004
         February 11, 2002                 50,000              1.25            February 11, 2004
         February 11, 2002                100,000              1.75            February 11, 2004
         February 11, 2002                100,000              2.25            February 11, 2004
         July 30, 2002                  1,000,000               .75            May 30, 2007
                                        ---------            ------
                                        3,042,943         $0.20-$11.50         June 7, 2003 - May 30, 2007
                                        =========         ============
         Exercisable at
           October 31, 2002             3,042,943
                                        =========

Warrants Exercised
------------------

During the year ended October 31, 2002, warrants to purchase 2,912,000 shares of common stock were exercised at $.25 per share, resulting in proceeds totaling $728,000.

During March 2002, warrants to purchase 1,000,000 shares of common stock were exercised on a cashless basis, for which the Company issued 736,008 shares of common stock.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

Net Loss Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS"), which in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

     Warrants to purchase common stock                            3,042,943
     Options to purchase common stock                             6,361,250
     Convertible notes payable and accrued interest               2,411,921
     Series B Preferred stock                                     7,094,000
                                                                 ----------
        Total as of October 31, 2002                             18,910,114
                                                                 ==========
     Substantial issuances after October 31, 2002 through January 23, 2003:

     Common stock issued in connection with
       consulting agreements                                        300,000
                                                                 ==========
     Convertible notes payable and accrued interest                 475,733
                                                                 ==========
     Sale of common stock for cash                                4,398,996
                                                                 ==========
     Common stock issued for deferred salaries
       and for past services                                        160,585
                                                                 ==========




NOTE 13 - INCOME TAXES

At October 31, 2002, the Company had approximately $37,726,000 of net operating loss carryforwards for income tax purposes which expire as follows:

                 Year                               Net Operating Losses
                 ----                               --------------------

                 2011                                   $ 1,583,000
                 2012                                     4,714,000
                 2018                                     4,472,000
                 2019                                     1,698,000
                 2020                                     4,759,000
                 2021                                     9,503,000
                 2022                                    10,997,000
                                                        -----------
                                                        $37,726,000
                                                        ===========

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries)
            (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - INCOME TAXES (Continued)

At October 31, 2002 and 2001, the Company has a deferred tax asset of approximately $18,062,000 and $14,822,000, respectively, representing the benefits of its net operating loss and certain expenses not currently deductible for tax purposes, principally related to the granting of stock options and warrants and the difference in tax basis of certain intangible assets. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the Federal statutory tax rate of 34% and the Company's effective Federal tax rate of -0-% is due to the increase in the valuation allowance of $3,787,000 (2002), $4,204,000 (2001) and $4,642,000 (2000). The Company's ability to utilize its carryforwards may be subject to any annual limitation in future periods, pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

NOTE 14 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Consulting Agreement
--------------------

On February 11, 2002, the Company entered into a one-year consulting agreement for financial communications services, pursuant to which the Company agreed to pay the consultant $10,000 in cash per month. The consulting agreement provides that the Company may terminate the consulting services at any time following 90 consecutive days of representation by the consultant. Pursuant to the agreement, the Company granted the consultant warrants to purchase 300,000 shares of its common stock at exercise prices ranging from $.75 to $2.25. All of the warrants are exercisable immediately, hold piggy-back registration rights and expire two years from the grant date. The fair value of the warrants is estimated on the date of grant using the Black-Scholes option pricing model is $4,500.

On March 22, 2002, the Company entered into a one-year consulting agreement with an individual for advisory services relating to the Company's technology for transmitting high speed data over extended ranges of copper telephone wire. The Company agrees to pay the consultant $15,000 per month and options to purchase 50,000 shares of its common stock at an exercise price of $1.02. All of the options are exercisable immediately and expire ten years from the grant date. The fair value of stock options estimated on the date of grant using the Black-Scholes option pricing model is $1.16, or $58,000.

On July 17, 2002, the Company entered into a one-year consulting agreement with an individual for consulting, advisory and related services. The Company agreed to pay the consultant a one-time payment of $250,000 in the event the Company receives gross revenue in the amount of at least $2,250,000 from the distribution of the Company's motion picture.

On July 30, 2002, the Company entered into a five-month consulting agreement with a consulting company for consulting and advisory services in connection with strategic business planning. The Company agreed to issue 350,000 restricted shares of the Company's common stock and warrants to purchase an aggregate of 1,000,000 shares of the Company's common stock at an exercise price of $.75 per share. All of the warrants are exercisable immediately and expire five years from the grant date. The fair value of warrants estimated on the date of grant using the Black-Scholes option pricing model is $467,370.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Employment Agreements
---------------------

On February 25, 2002, the Company entered into a one year employment agreement with its Vice President and Secretary. The agreement provides for the Company to pay a base salary of $13,383 per month. The employee may receive an annual bonus to be determined at the sole discretion of the Board of Directors.

On March 22, 2002, the Company entered into a new three-year employment agreement with its Chief Executive Officer at the time, Ray Willenberg, Jr. Pursuant to the agreement, Mr. Willenberg continued to serve as the Company's Chief Executive Officer until June 1, 2002, at which time Mr. Willenberg stepped down as CEO and became an Executive Vice President of the Company. The employment agreement provides for a base salary of $14,583 per month and options to purchase 100,000 shares of common stock at $1.02 per share. All options are exercisable immediately and expire ten years from the grant date. In addition, the employment agreement provides for a bonus based on monies raised by the Company from debt or equity offerings.

On March 22, 2002, the Company entered into a three-year employment agreement with its then Chief Executive Officer, Thomas Cooper. Pursuant to the agreement, Mr. Cooper worked part-time until June 1, 2002, at which time he assumed the role of Chief Executive Officer. The Company agreed to pay a base salary of $10,417 per month prior to June 1, 2002 and $20,833 per month after June 1, 2002. In addition, Mr. Cooper may receive an annual bonus based on his performance as determined at the sole discretion of the Board of Directors. Pursuant to the terms of the agreement, Mr. Cooper was issued options to purchase 1,500,000 shares of the Company's common stock at $1.02 per share. The options vest in twelve equal quarterly installments starting June 1, 2002. These options were to expire on March 22, 2012 but were forfeited subsequent to October 31, 2002 when Mr. Cooper terminated his employment with the Company.

On July 1, 2002, the Company entered into a three-year employment agreement with its then Chief Marketing Officer, Brad Ketch. Brad Ketch subsequently became the Company's Chief Executive Officer and entered into a new employment agreement. Pursuant to the agreement, the Company will pay Mr. Ketch a base salary of $15,000 per month and an annual bonus based upon his performance, as determined at the sole discretion of the Board of Directors. In addition, the employment agreement provides non-qualified stock options to purchase 405,000 shares of common stock at $1.09 per share. Options with respect to 105,000 shares are exercisable immediately and the remaining vest in eight equal quarterly installments, starting May 31, 2003. These options expire on July 1, 2012.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Leases
------

On January 3, 2000, the Company entered into an operating lease for office space in San Diego, California. The lease commenced on February 1, 2000 and expires in January 2005. The lease provides for a minimum annual rental of approximately $54,000, with a 3% annual increase each year, starting on February 1, 2001 and each year thereafter.

On May 4, 2001, the Company terminated an operating lease for office space in Livermore, California, which commenced on March 1, 2000. Meanwhile, the Company entered into an operating lease for office space in Pleasanton, California. The lease commenced on June 1, 2001 and expires on May 31, 2004. The lease provides for a minimum annual rental of approximately $120,000 for the first year and $156,000 the following years. During August 2001, the Company reduced its rental space and amended its lease agreement in Pleasanton, along with other proactive measures to re-organize its technology development effects, and is currently in negotiation to sublease a portion of this space. The amended lease provides for a minimum annual rental at approximately $43,000 for the first year, $56,000 for the second year and $69,240 in the last year.

The Company's future minimum lease payments are as follows:

             Years Ending October 31:
             -----------------------

                      2003                                  $  119,448
                      2004                                     106,790
                      2005                                       5,065
                                                            ----------

                                                            $  231,303
                                                            ==========

Rent expense for the years ended October 31, 2002, 2001 and 2000 was $115,500, $136,000 and $41,000, respectively.

Concentration of Credit Risk
----------------------------

The Company maintains cash balances in two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company's balances may exceed these limits. At October 31, 2002 and 2001, uninsured cash balances were approximately $212,000 and $227,000, respectively. The Company believes it is not exposed to any significant credit risk for cash.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Legal Proceedings and Settlements
--------------------------------

On February 4, 2002, a lawsuit was filed against the Company by Creditors Adjustment Bureau, Inc., a California corporation, who was allegedly assigned rights to any judgement collected on amounts allegedly owed to Arter & Hadden, LLP, the Company's former legal counsel. The plaintiff seeks damages in the amount of $110,560, plus 10% interest, costs of the suit and reasonable attorney's fees. In October of 2002, the Company reached an agreement to settle the above lawsuit. The Company agreed to pay Creditors Adjustment Bureau, Inc. an aggregate of $80,000 in eight monthly installments beginning in October 2002, or an aggregate of $70,000, if the Company pays the entire amount due on or before December 31, 2002. The Company has paid $37,500 as of October 31, 2002 and the remaining balance has been accrued as of October 31, 2002.

On June 28, 2002, the Company entered into a settlement agreement and mutual releases in certain litigation filed by the former owners of New Wheel and former officers of the Company ("Blevins and Shepperd"). Under the terms of the settlement agreement, Blevins and Shepperd agreed to return to the Company 2.2 million shares of the Company's common stock previously issued to them in connection with the acquisition of New Wheel (Note 3). The return of the 2.2 million common shares is conditioned on the Company, or its assignee, purchasing from Blevins and Shepperd a total of 500,000 shares of the Company's common stock for $375,000, payable in four equal installments of $93,750, due on August 1, 2002, September 15, 2002, November 1, 2002 and December 15, 2002.

The Company assigned to a third party all of its rights to purchase the 500,000 shares of common stock. As of October 31, 2002, $187,500 was paid to Blevins and Shepperd and the balance of $187,500 was subsequently paid during December of 2002. Accordingly, in December of 2002, the 2.2 million shares of common stock were returned to the Company and were subsequently cancelled. The Company intends to account for this settlement agreement during the quarter ended January 31, 2003.

On August 2, 2002, a lawsuit was filed in California Superior Court in Santa Clara County against New Visual Corporation and NV Technology, by Brad Lundahl (d/b/a Lundahl Engineering) alleging that the Company breached a contract for consulting services it entered into with Mr. Lundahl in July 2000, by failing to pay Mr. Lundahl for his services as provided under the agreement. The lawsuit sought to compel arbitration based upon a provision mandating arbitration contained in the contract in question. The Company has agreed to arbitrate and intends to vigorously dispute whether any amount is due to Mr. Lundahl. The amount in controversy is not stipulated in the lawsuit, but is believed to be approximately $45,000. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's financial condition or results of operations.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries) (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 15 - SEGMENT INFORMATION

Summarized financial information concerning the Company's reportable segments is shown in the following table:

For the Year Ended October 31, 2002:

                                          Telecommunication    Entertainment
                                               Business          Business         Unallocable         Totals
                                          -----------------    -------------       -----------      -----------
    Net Sales                                $    -             $    -            $    -            $    -

    Operating Loss                           $(1,869,946)       $    -            $(5,443,526)      $(7,313,472)

    Depreciation                             $    14,913        $    14,792       $    47,555       $    77,260

    Total Identifiable Assets                $ 5,783,427        $ 2,226,787       $   322,088       $ 8,332,302

For the Year Ended October 31, 2001:
-----------------------------------

                                          Telecommunication    Entertainment
                                               Business          Business         Unallocable         Totals
                                          -----------------    -------------      -----------       -----------

    Net Sales                                $     -            $      -          $     -          $     -

    Operating Loss                           $ (846,902)        $      -          $ (8,645,682)    $ (9,492,584)

    Depreciation                             $   14,007         $    16,893       $     87,793     $    118,693

    Total Identifiable Assets                $   57,723         $ 2,069,457       $    664,117     $  2,791,297

For the Year Ended October 31, 2000:
-----------------------------------

                                          Telecommunication    Entertainment
                                               Business          Business         Unallocable         Totals
                                          -----------------    -------------      -----------       -----------

    Net Sales                                $     -            $   12,200        $     -          $     12,200

    Operating Loss                           $(8,494,636)       $     -           $ (3,795,033)    $(12,289,669)

    Depreciation                             $     7,699        $   74,641        $     14,832     $     97,172

    Total Identifiable Assets                $    67,521        $  865,659        $    499,482     $  1,432,662



                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries)
            (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16 - SUBSEQUENT EVENTS

Common Stock
------------

As of January 21, 2003, the Company has received approximately $769,386 for the issuance of 4,398,996 shares of common stock to investors.

The Company has subsequently issued 325,000 shares of its common stock in connection with various consulting agreements and services.

On January 21, 2003 the Company issued 135,585 shares of common stock to various individuals of the Company in satisfaction of $85,000 in compensation.

Convertible Promissory Notes
----------------------------

During November 2002, the Company entered into two convertible promissory note agreements with three individuals, totaling $85,000. The Company agreed to pay the principal and an amount equal to 50% of the principal sum, if the Company reaches certain milestone from the distribution of its motion picture, which is currently in production. The notes may be converted at any time, in whole or in part, into that number of fully paid and non-assessable shares of common stock at a conversion price of $.39.

During November through December 2002, several convertible promissory noteholders converted principal and unpaid interest on several convertible promissory notes, totaling $198,000, of which $99,000 represented accrued interest, into 475,733 shares of the Company's common stock.

Consulting Agreements
---------------------

In January 2003, the Company entered into a one-year consulting agreement for financial consulting services, pursuant to which the Company agreed to issue 1,000,000 shares of the Company's common stock to a principal of the consultant. The consulting agreement provides that either party may terminate the consulting services at any time upon thirty days' written notice to the other party.

In January 2003, the Company entered into a one-year consulting agreement for financial consulting services, pursuant to which the Company agreed to issue to each of two principals of the consultant 1,000,000 shares of the Company's common stock. The consulting agreement provides that either party may terminate the consulting services at any time upon thirty days' written notice to the other party.

New Employment Agreement
------------------------

On December 2, 2002, the Company entered into a new three-year employment agreement with its Chief Marketing Officer replacing the executive's former employment agreement. Under the terms of the new agreement, the executive will become the Company's President and Chief Executive Officer and receive a base salary of $20,833 per month. In addition, the employment agreement provides that the executive will be entitled to receive an annual bonus at the discretion of the Board of Directors of the Company. Pursuant to the terms of the agreement, the executive was issued options to purchase 1,500,000 shares of the Company's common stock at $.64 per share. The options vest in twelve equal, quarterly installments starting March 1, 2003. The options expire on December 2, 2012.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries)
            (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16 - SUBSEQUENT EVENTS (Continued)

Legal Disputes
--------------

- Gary Tomsic Dispute
  --------------------

In August 1998, the Company authorized the issuance to Gary Tomsic of an option to purchase 130,000 shares of the Company's common stock in satisfaction of monies owed to Tomsic for services rendered to the Company. Tomsic exercised the option in 1999 and 55,000 shares were delivered. A dispute arose between the parties concerning their respective obligations, but did not result in litigation. In December 2002, the Company and Tomsic entered into a settlement agreement and mutual release. In accordance with the settlement agreement, the Company paid $15,000 to Tomsic and issued to him 51,562 shares of common stock. As of October 31, 2002, the Company has accrued the $15,000 and the related shares of common stock.


- Douglas Furth Dispute
  ---------------------

In September 2002, the Company entered into a consulting agreement with an individual, pursuant to which, among other things, the individual agreed to provide certain consulting services and the Company agreed to pay for these services by, among other things, issuing 200,000 shares of common stock. A dispute arose between the parties concerning their respective obligations, but did not result in litigation. In December 2002, the Company and the individual entered into a settlement agreement and mutual release. In accordance with the settlement agreement, the Company has agreed to issue 150,000 shares of common stock in three equal installments due on January 15, February 10 and March 10, 2003. The settlement agreement cancelled the consulting agreement and provided for additional shares to be issued in the event of any failure to perform by the Company.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
           (Formerly New Visual Entertainment, Inc. and Subsidiaries)
            (A Development-Stage Company Commencing November 1, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 17 - QUARTERLY RESULTS (UNAUDITED)

                                                         Quarter Ended
                                --------------------------------------------------------------
                                  January 31        April 30        July 31       October 31        Total Year
                                --------------   --------------  -------------   -------------   ---------------
2002:
----

Revenues                        $          --    $         --    $         --    $         --    $           --
Net loss                        $  (1,942,000)   $ (3,182,000)   $ (2,283,000)   $ (2,060,000)   $   (9,469,000)
Loss per share - basic
  and diluted                   $       (0.06)   $      (0.08)   $      (0.05)   $      (0.04)   $        (0.23)

2001:
-----

Revenues                        $          --    $         --    $         --    $         --    $           --
Net loss                        $  (2,155,000)   $ (1,232,000)   $ (4,654,000)   $ (3,835,000)   $  (11,876,000)
Loss per share - basic
  and diluted (a)               $        (.09)   $       (.05)   $       (.18)   $       (.13)   $         (.46)

2000:
-----

Revenues                        $          --    $      6,800    $        900    $      4,500    $       12,200
Net loss                        $    (284,000(a))$ (8,546,000)   $ (1,564,000)   $ (2,331,000)   $  (12,725,000)
Loss per share - basic
  and diluted (a)               $        (.02)   $       (.39)   $       (.07)   $       (.12)   $         (.59)


(a) Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted average common shares outstanding during each period due to the effect of the Company's issuing shares of its common stock during the year.


Unaudited interim financial information plus all adjustments , which in the opinion of management, are necessary to a fair statement of the results of the interim period presented. All adjustments are of a normal recurring nature.