Form 10-K/A
period 2002-10-31
NEW VISUAL CORP
filed 2003-02-28
CIK 1026595

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               __________________

                                   FORM 10-K/A
                               __________________
(MARK ONE)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 FOR THE

                       FISCAL YEAR ENDED OCTOBER 31, 2002
                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes     No  X
                                       ---    ---

As of April 30, 2002, the last day of our second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $43,455,000.

As of February 21, 2003, the registrant had 58,205,053 shares of common stock outstanding.

Documents incorporated by reference:  None.

         This amendment to the Annual Report on Form 10-K/A for the fiscal year ended October 31, 2002 of New Visual Corporation ("we," "us," or the "Company") replaces Part III of the Company's Annual Report on Form 10-K for the year ended October 31, 2002, which was filed with the Commission on January 29, 2003, in its entirety.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

         The individuals who serve as our executive officers and directors are:

       NAME           AGE                    POSITION(S) HELD
       ----           ---                    ----------------
Brad Ketch            40     President, Chief Executive Officer and Director
Ray Willenberg, Jr.   51     Chairman of the Board and Executive Vice President
C. Rich Wilson III    34     Vice President, Secretary and Director
Thomas J. Sweeney     52     Chief Financial Officer
Ivan Berkowitz        56     Vice Chairman of the Board(1)
Bruce Brown           65     Director(1)
Thomas J. Cooper      46     Director
John Howell           57     Director

-------------------
(1) Member of the Audit Committee and the Compensation Committee.

         BRAD KETCH. Mr. Ketch has served the Company in various roles since March 2002. In March 2002, Mr. Ketch became a consultant with us on our broadband technology and served in that capacity until July 2002, when he became our Chief Marketing Officer. He has served as our President and Chief Executive Officer, as well as a director, since December 2002. With over 18 years experience creating shareholder value through broadband telecommunications products and services, Mr. Ketch, from October 2001 to March 2002, served as CEO of Kentrox LLC, a manufacturer and marketer of data networking equipment. At Kentrox, Mr. Ketch was responsible for a company with 260 employees and $90 million in annual revenues. From January 2001 to October 2001 Mr. Ketch implemented strategic plans for telecom service providers and equipment manufacturers through his telecommunications consulting company, Brad Ketch & Associates, of which he was founder and President. From February 1999 to January 2001 he was Senior Vice President of Sales and Marketing for HyperEdge Corporation, a company he co-founded. HyperEdge acquired and integrated broadband access equipment manufacturers to further enable service providers to deliver broadband access to the "Last Mile." From August 1997 through February 1999, Mr. Ketch implemented strategic business and technical plans for competitive local exchange carrier network access and created products targeted at the incumbent local exchange carrier market as a consultant to various telecommunications companies as a consultant with Brad Ketch & Associates. Prior to August 1997 he served in various capacities at Nortel, Advanced Fibre Communications and Cincinnati Bell. Mr. Ketch has a Bachelor of Arts degree in Economics from Wheaton College and a MBA from Northwestern University.

         RAY WILLENBERG, JR. Mr. Willenberg served as our President, Chief Executive Officer and Chairman of the Board from April 1997 to March 2002, and was elected a director in October 1996. Mr. Willenberg joined us as Vice President and corporate Secretary in 1996. He currently serves as our Executive Vice President and Chairman of the Board of Directors. From 1972 to 1995, Mr. Willenberg was Chief Executive Officer of Mesa Mortgage Company in San Diego, California.

         C. RICH WILSON III. Mr. Wilson has served as Vice President, Secretary and a member of our Board of Directors since April 2000. Since July 1995, Mr. Wilson has served as an employee or independent contractor of New Visual, providing marketing, sales and business development services. In addition to serving as our Vice President and corporate Secretary, Mr. Wilson is Vice President of Marketing for our wholly-owned subsidiary, NV Technology, Inc., where he is responsible for technical research and marketing, strategic alliances and business development. From March 1993 through July 1995, Mr. Wilson was National Marketing Manager for Spevco, Inc., a special events marketing firm. Mr. Wilson holds a Bachelor of Arts degree in English from the University of North Carolina at Charlotte.

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

         IVAN BERKOWITZ. Mr. Berkowitz has served as a member of our board of directors since August 2000 and was named Vice Chairman of the Board in June 2001. Since 1993, Mr. Berkowitz has served as the managing general partner of Steib & Company, a privately held New York-based investment company. Currently, Mr. Berkowitz serves on the board of directors of ConnectivCorp, a deep content provider that facilitates online connections between consumers and health-oriented companies. Since 1989, Mr. Berkowitz has served as President of Great Court Holdings Corporation, a privately held New York-based investment company. Mr. Berkowitz holds a B.A. from Brooklyn College, an MBA from Baruch College, City University of New York, and a Ph.D. in International Law from Cambridge University.

         BRUCE BROWN. Mr. Brown has served as a member of our board of directors since June 2000. Over the past 30 years, Mr. Brown has been an independent director and producer of motion pictures. He was nominated for an Academy Award in 1971 for directing "ON ANY SUNDAY," a motorcycle adventure film starring Steve McQueen. Mr. Brown has earned worldwide distinction as the director and producer of the first of its kind documentary, "ENDLESS SUMMER," which is the second highest grossing documentary film of all time. Its sequel, "ENDLESS SUMMER 2," also directed by Mr. Brown, grossed more than $10 million in its first year of theatrical distribution. Mr. Brown has collaborated with us to produce a new surfing adventure film for mainstream theatrical release. Mr. Brown's other movie credits include "SLIPPERY WHEN WET," "SURFIN' SHORTS," "SURF CRAZY," "SURFIN' HOLLOW DAYS," "BAREFOOT ADVENTURE" and "WATERLOGGED."

         THOMAS J. COOPER. Mr. Cooper has served as a member of our board of directors since March 2002. From June 1 to December 2, 2002, Mr. Cooper served as our President and Chief Executive Officer. Mr. Cooper has been engaged in the development, creation and management of global sales and marketing platforms for businesses operating in the areas of high technology, real estate, office automation, and telecommunications for the past 30 years. From 1994 to 2002, Mr.

Cooper served in various high-ranking positions at GlobespanVirata Corporation (formerly Virata), most recently as Senior Vice President, Corporate Development (from July 1999 to February 2002), where he was responsible for the development and implementation of long range growth strategies, including defining global partnership initiatives; identifying potential acquisition and joint venture candidates; and directing strategic investment of corporate capital into select ventures in which the company acquired minority stakes. From 1994 until 1999, Mr. Cooper served as Virata's Senior Vice President, Worldwide Sales and Marketing, where he oversaw all aspects of the company's product sales and marketing, corporate marketing/communications and public relations. During his tenure, Virata grew its revenues from $8.9 million in 1998, $9.3 million in 1999, and $21.8 million in 2000, to over $120 million in 2001.

         Prior to joining Virata, Mr. Cooper served in senior sales and management positions at Hewlett-Packard, Trammell Crow Company, Rubloff, Inc., Network Equipment Technologies and Pedcom, Inc. He also has seven pending U.S. patents for networking method or product. Mr. Cooper also serves on the boards of directors of Bsafeonline.com, Inc., a distributor of Internet filtering and security applications, and RolaTube Technology, Ltd., the developer and patent-holder of a new materials technology called Bi-stable Reeled Composite
(BRC) technology, which is headquartered in the United Kingdom. After earning a Bachelor of Arts degree from Hamilton College, Mr. Cooper graduated MAGNA CUM LAUDE from the University of Toledo, where he earned his MBA.

         JOHN HOWELL. Mr. Howell has served as a member of our board of directors since April 2000 and was our Executive Vice President from July 2000 until October 2002. In October 2002, Mr. Howell was named Executive Vice President of Kingdom Ventures, Inc., a manufacturer and global distributor of products and services primarily marketed to the faith-based consumer. Mr. Howell also serves as a director of Kingdom Ventures, Inc. From January 1998 until October 1998, Mr. Howell served as Vice President of TeraGLOBAL Communications Corp., a manufacturer of hardware for the convergence of voice, video and data. From 1997 to 1998, Mr. Howell was Chief Executive Officer of EVERSYS Corporation, a manufacturer of computer equipment for the local area network. Mr. Howell has a Bachelor of Science degree in Aerospace Engineering from Oregon State University.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership.

Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2002, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements, except as described in this paragraph. Ivan Berkowitz, Bruce Brown, Thomas J. Cooper, John Howell, C. Rich Wilson III and Ray Willenberg, Jr. each filed late Form 5's for fiscal year 2002. Each of the Form 5's reported a single transaction, with the exception of the Form 5's filed by Mr. Howell, Mr. Wilson and Mr. Willenberg, each of which reported two transactions. In addition, Mr. Howell and Mr. Cooper each filed a late Form 4 during fiscal 2002 reporting one transaction each.

ITEM 11. EXECUTIVE COMPENSATION.

         For services rendered during the fiscal year ended October 31, 2002, five executive officers received cash compensation in excess of $100,000. The following table sets forth information regarding compensation paid to such individuals, including our Chief Executive Officers, for the fiscal years ended October 31, 2002, 2001 and 2000.

                                 SUMMARY COMPENSATION TABLE

                                                                          RESTRICTED   SECURITIES
                                                          OTHER ANNUAL      STOCK      UNDERLYING
NAME AND PRINCIPAL POSITION(S)     YEAR       SALARY      COMPENSATION     AWARD(S)      OPTIONS
------------------------------     ----       ------      ------------     --------      -------

Thomas J. Cooper                   2002    $ 129,500(2)   $      --            --     2,000,000(3)
Chief Executive Officer(1)         2001           --             --            --            --
                                   2000           --             --            --            --

Ray Willenberg, Jr.                2002      258,406(5)          --            --       350,000
Chairman of the Board, Chief       2001      229,167             --            --        20,000
Executive Officer, President and   2000      190,417        112,500(6)         --       750,000
Executive Vice President (4)

C. Rich Wilson III                 2002      166,329(7)      91,875(8)         --       600,000
Vice President and  Secretary      2001      149,580             --            --        20,000
                                   2000       62,500             --            --       125,000

Thomas J. Sweeney                  2002      133,455(9)          --            --            --
Chief Financial Officer            2001       82,294             --            --            --
                                   2000           --             --            --            --

John Howell                        2002       96,250(10)    264,763(11)   500,000(12)        --
Executive Vice President           2001       15,000             --            --        20,000
                                   2000        5,000             --            --       210,000(13)

----------------
(1) Mr. Cooper served as our Chief Executive Officer from June 1, 2002 until December 2, 2002.
(2) Includes $62,500 in earned, but deferred payroll unpaid as of October 31, 2002 and $4,500 of consulting fees paid to Mr. Cooper prior to his employment with us.
(3) Includes 1,500,000 options cancelled pursuant to Mr. Cooper's Severance Agreement. See "Item 13 - Certain Relationships and Related Transactions - Thomas J. Cooper."
(4) Mr. Willenberg served as our President and Chief Executive Officer until June 1, 2002, when Mr. Cooper became Chief Executive Officer and Mr. Willenberg became Executive Vice President.
(5) Includes $14,250 in earned, but deferred payroll unpaid as of October 31, 2002.
(6) Represents the issuance to Mr. Willenberg in November 1999 of 562,500 shares of common stock valued at $0.20 per share.

(7) Includes $29,999 in earned, but deferred payroll unpaid as of October 31, 2002.
(8) Represents the issuance to Mr. Wilson in February 2002 of 250,000 shares of common stock valued at $0.37 per share.
(9) Includes $13,514 in earned, but deferred payroll unpaid as of October 31, 2002.
(10) Includes $10,833 in earned, but deferred payroll unpaid as of October 31, 2002.
(11) Represents the issuance to Mr. Howell in February 2002 of 235,000 shares of common stock valued at 0.37 per share, and includes the forgiveness of $178,400 of loans from the Company. See "Item 13 - Certain Relationships and Related Transactions - John Howell."
(12) Represents 100% of Mr. Howell's restricted stock holdings at the end of the fiscal year, valued at $215,000. The restricted stock award was to vest in four equal installments of 125,000 shares on April 30, 2002, July 31, 2002, October 31, 2002 and January 31, 2003. This schedule was accelerated pursuant to Mr. Howell's Separation Agreement. See "Item 13
         - Certain Relationships and Related Transactions - John Howell."
(13) Includes 70,000 options cancelled in connection with the execution of a new employment agreement with Mr. Howell.

         In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits has been omitted for the named executive officers because the aggregate amount of these perquisites and other personal benefits was less than the lesser of $50,000 or 10% of annual salary and bonuses for the named executive officers.

         STOCK OPTIONS GRANTED DURING THE YEAR ENDED OCTOBER 31, 2002. The following table sets forth information with respect to the stock options granted in the last fiscal year to the persons set forth in the Summary Compensation Table (the "named executive officers").

                                     OPTION GRANTS IN THE LAST FISCAL YEAR

                                            PERCENT OF TOTAL
                      NUMBER OF SECURITIES   OPTIONS GRANTED   EXERCISE OR               GRANT DATE
                           UNDERLYING        TO EMPLOYEES IN   BASE PRICE   EXPIRATION    PRESENT
          NAME         OPTIONS GRANTED (#)     FISCAL YEAR      ($/SHARE)      DATE       VALUE(1)
          ----         -------------------     -----------      ---------      ----       --------

Thomas J. Cooper          1,500,000(2)            44.6%         $ 1.02       3/22/12    $ 1,740,000
                            500,000(3)            14.9%           0.39       2/25/12        165,000

Ray Willenberg, Jr.         250,000(4)             7.4%           0.42       2/25/12         75,000
                            100,000(5)             3.0%           1.02       3/22/12        116,000

C. Rich Wilson III          600,000(4)            17.8%           0.42       2/25/12        180,000

John Howell                      --               --              --           --                --

Thomas J. Sweeney                --               --              --           --                --

------------------
(1) In accordance with SEC rules, the Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in this table. Our use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. The following assumptions were made for purposes of calculating the grant date present value for the options granted: expected life of this option of five years, volatility at 53.89%, dividend yield of 0.0% and discount rate of 5.5%.
(2) These options were to vest quarterly over three years beginning June 1, 2002 in 12 equal installments. These options were all cancelled pursuant to Mr. Cooper's Separation Agreement with the Company. See "Certain Relationships and Related Transactions - Thomas J. Cooper."
(3) 250,000 of the options vested on the grant date, February 25, 2002, and the remainder vest quarterly in four equal installments of 62,500, beginning May 25, 2002.

(4) The options vested quarterly, in four equal installments beginning April 30, 2002.
(5)      100% of the options vested on the grant date, March 22, 2002.

         YEAR-END OPTION VALUES. The named executive officers did not exercise any stock options during the year ended October 31, 2002. The following table sets forth information as of October 31, 2002 concerning options held by the named executive officers.

                           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                  AND FISCAL YEAR-END OPTION VALUES

                                                     NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                    UNDERLYING UNEXERCISED           IN-THE-MONEY
                                                    OPTIONS AT FY-END (#)          OPTIONS AT FY-END
                                                  --------------------------  --------------------------
                         SHARES
                      ACQUIRED ON      VALUE
        NAME          EXERCISE (#)  REALIZED ($)  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
--------------------  ------------  ------------  -----------  -------------  -----------  -------------
Thomas J. Cooper         -----         -----       625,000(1)   1,375,000(1)  $   22,500   $      7,500
Ray Willenberg, Jr.      -----         -----       865,000        255,000          5,625          1,875
C. Rich Wilson III       -----         -----       558,750        186,250         13,500          4,500
John Howell              -----         -----       160,000          -----              0              0
Thomas J. Sweeney        -----         -----         -----          -----          -----          -----

------------------
(1) Includes 250,000 exercisable and 1,250,000 unexercisable options, all cancelled pursuant to Mr. Cooper's Severance Agreement with the Company. See "Item 13 - Certain Relationships and Related Transactions
         - Thomas J. Cooper."

COMPENSATION OF DIRECTORS

         It is our policy to pay each outside director $2,000 for each meeting of our Board of Directors attended and for each committee meeting attended. In addition, we have granted stock and stock options to the directors to compensate them for their services. Our directors are eligible to receive stock option grants under our 2000 Omnibus Securities Plan. During 2002, we granted Bruce Brown and Ivan Berkowitz, our non-employee directors, options to purchase 150,000 and 250,000 shares of our common stock, respectively at an exercise price of $0.42 per share. The options were all granted under our 2000 Omnibus Securities Plan and vested quarterly on April 30, 2002, July 31, 2002, October 31, 2002 and January 31, 2003. We reimburse our directors for reasonable expenses incurred in traveling to and from board or committee meetings. In addition, we pay Mr. Berkowitz $2,000 per week for serving as our Vice Chairman.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

         RAY WILLENBERG, JR. On February 11, 2000, we entered into an employment agreement with Ray Willenberg, Jr., our Chief Executive Officer during part of the 2002 fiscal year. The agreement began on April 1, 2000 for a three year term and provided for Mr. Willenberg to receive an initial base salary of $250,000, with annual increases of $50,000 each April. Mr. Willenberg agreed to forego this increase in both 2001 and 2002. On March 22, 2002, in connection with the hiring of Thomas J. Cooper as our Chief Executive Officer, we entered into a new employment agreement with Mr. Willenberg. Pursuant to this new agreement, Mr. Willenberg agreed to continue to serve as our Chief Executive Officer until June 1, 2002 and to serve as an Executive Vice President thereafter. Under the terms of the new agreement, Mr. Willenberg will continue to serve as our Chairman of the Board and as the President of our wholly-owned subsidiary, NV Entertainment,

Inc. Mr. Willenberg is entitled to receive a base salary of $175,000 per year. He is also entitled to an annual bonus based upon the annual revenues we receive in connection with our feature film production, STEP INTO LIQUID, and the gross proceeds we receive from sales of our equity or debt securities obtained as a result of Mr. Willenberg's personal efforts.

         Mr. Willenberg may be terminated for "cause," as defined in his employment agreement. If Mr. Willenberg is terminated without "cause" or leaves New Visual for "good reason," each as defined in the agreement, he will receive a severance payment equal to two years of his base salary on the date of his termination. If Mr. Willenberg is terminated without cause or with good reason within one year after a "change of control," as defined in the agreement, he will receive a severance payment equal to two years of his base salary and an amount equal to two times the amount of his last bonus received.

         THOMAS J. COOPER. On March 22, 2002, we entered into an employment agreement with Thomas J. Cooper to serve as our Chief Executive Officer commencing June 1, 2002. Mr. Cooper's agreement, which was for a three-year term, began on March 22, 2002 and was terminated on December 2, 2002. The agreement provided for Mr. Cooper to receive an annual base salary of $250,000 per year, commencing June 1, 2002. Prior to that date, the agreement provided for Mr. Cooper to receive a base salary of $125,000 per year. The agreement also entitled Mr. Cooper to an annual bonus, payable in cash or stock, in the discretion of the Board. In addition, the agreement provided for Mr. Cooper to receive an option to purchase 1,500,000 shares of our common stock. This option was terminated pursuant to our Separation Agreement with Mr. Cooper, which is described below under the heading "Certain Relationships and Related Transactions."

         Mr. Cooper's agreement provided that he could be terminated for "cause," as defined in his employment agreement. If Mr. Cooper were terminated without "cause" or left New Visual for "good reason," each as defined in the agreement, the agreement provided for him to receive a severance payment equal to two years of his base salary on the date of his termination. If Mr. Cooper were terminated without cause or with good reason within one year after a "change of control," as defined in the agreement, he was to receive a severance payment equal to two years of his base salary and an amount equal to two times the amount of his last bonus received.

         Mr. Cooper resigned as Chief Executive Officer for personal reasons effective December 2, 2002. The foregoing termination and severance provisions were not implicated by Mr. Cooper's resignation. In connection with his resignation, we entered into a Separation Agreement with Mr. Cooper. See "Item 13--Certain Relationships and Related Transactions - Thomas J. Cooper." The Board and Compensation Committee believe the terms of the Separation Agreement were fair to both parties and in the best interests of the Company and its shareholders.

         C. RICH WILSON III. On February 25, 2002, we entered into an employment agreement with C. Rich Wilson III to serve as our Vice President and Secretary. This agreement commenced March 1, 2002 and is for a one-year term, which will be automatically renewed for successive one-year terms unless earlier terminated pursuant to the terms of the agreement or with 60 days notice prior to the end of its term. Under the agreement, Mr. Wilson's base salary is $160,000 per year. Mr. Wilson is also entitled to an annual bonus, payable in cash or stock, in the discretion of the Board, and an annual bonus based upon the annual revenues we receive in connection with our feature film production, STEP INTO LIQUID.

         Mr. Wilson may be terminated for "cause" as defined in his employment agreement. If Mr. Wilson is terminated without "cause" or leaves New Visual for "good reason," each as defined in the agreement, he will receive a severance payment equal to the longer of that period of time remaining in his employment agreement or nine months. If Mr. Wilson is terminated without cause or with good reason within one year after a "change of control," as defined in the agreement, he will receive a severance payment equal to two years of his base salary plus an amount equal to two times the amount of his last bonus received.

         JOHN HOWELL. In January 2002, we entered into an employment agreement with John Howell to serve as our Executive Vice President. The agreement became effective January 1, 2002 and was for a one-year term. Under Mr. Howell's employment agreement he received an annual base salary of $125,000 per year and could be terminated by us at any time for "cause," as defined in the agreement. In the event Mr. Howell was terminated for "cause," left for "good reason," or was terminated as a result of a "Change in Control," each as defined in the agreement, any amounts owed by Mr. Howell under promissory notes issued to us by Mr. Howell (the "Howell Notes") were to be forgiven by New Visual. In the event Mr. Howell was terminated or left our employment for any other reason the Howell Notes were to be due and payable in full, upon demand.

         In September 2002, we entered into a Separation Agreement with Mr. Howell, terminating his employment with us effective September 30, 2002. Pursuant to the terms of the Separation Agreement, we agreed to forgive all amounts due on the Howell Notes, resulting in $178,400 in additional compensation to Mr. Howell. We also accelerated the vesting schedule with respect to Mr. Howell's restricted stock award and all outstanding options held by Mr. Howell, such that 100% of the restricted stock and options held by Mr. Howell became fully vested, subject to a lock-up limiting Mr. Howell's sale of the restricted stock. This lock-up arrangement expires on December 31, 2003. The Separation Agreement extended until September 30, 2003 Mr. Howell's right to exercise 20,000 of his outstanding stock options. The remaining 140,000 stock options currently held by Mr. Howell were unaffected by his separation from New Visual.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         There are no compensation committee interlocks between the members of our Compensation Committee and any other entity. During the beginning of our 2002 fiscal year, the compensation committee was comprised of Lilly Beter, Celso
B. Suarez, Jr. and Ivan Berkowitz. Thomas J. Cooper and Bruce Brown replaced Ms. Beter and Mr. Suarez on the committee following Ms. Beter's and Mr. Suarez's resignation from our Board of Directors. Mr. Cooper served as a member of the compensation committee until becoming our Chief Executive Officer. At present, Bruce Brown and Ivan Berkowitz are the members of the Compensation Committee. Mr. Cooper, our former Chief Executive Officer, served on the Compensation Committee during the last fiscal year; however, Mr. Cooper served on the Compensation Committee prior to becoming an officer or employee of New Visual. None of the current members of the Compensation Committee was, or has ever been, an officer or employee of ours or any of our subsidiaries.

         On April 9, 2000, we entered into an agreement with Mr. Brown, as well as with Dana Brown and John-Paul Beeghly (collectively, the "Brown Partners") in which we agreed to form a venture and produce our STEP INTO LIQUID motion picture. In this agreement, we agreed to finance the production of the film for up to $2,250,000. Upon its release, we will receive all revenues generated by the film until such time as we recover 100% of our investment in the film. Once we recoup our investment in the venture, 50% of the net profits generated by the film will be paid to the Brown Partners and 50% will be paid to the Company.

COMPENSATION COMMITTEE REPORT

         The Compensation Committee of the Board of Directors consists of Ivan Berkowitz and Bruce Brown, neither of whom are employees or officers of New Visual. Mr. Berkowitz serves as the Committee's Chairman. The Committee sets compensation policy and administers New Visual's cash and equity incentive programs for the purpose of attracting and retaining skilled executives who will promote New Visual's business goals and build shareholder value. The Committee is also responsible for reviewing and making recommendations to the Board regarding all forms of compensation to be provided to the Company's named executive officers, including stock compensation and bonuses.

         COMPENSATION PHILOSOPHY AND POLICIES

         The policy of the Committee is to attract and retain key personnel through the payment of competitive base salaries and to encourage and reward performance through bonuses and stock ownership. The Committee's objectives are to ensure that:

         o there is an appropriate relationship between executive compensation and the creation of shareholder value;

         o the total compensation program will motivate, retain and attract quality executives; and

         o current cash and equity incentives are competitive with comparable companies.

         ELEMENTS OF COMPENSATION

         Compensation for officers and key executives includes:

         o    Annual cash compensation in the form of base salary;

         o    Discretionary or contractual bonuses;

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

         Equity Elements
         ---------------

         Ownership of New Visual's common stock is a key element of executive compensation. The Committee believes that a significant portion of executive compensation should be dependent upon the value created for the shareholders. Officers and other employees of New Visual are eligible to participate in the Company's 2000 Omnibus Securities Plan. This plan allows the Board or the Committee to grant stock options to employees on such terms as the Board or the Committee may determine. In addition, employees may be granted stock awards or stock options outside of these plans.

         Benefits
         --------

         Executive officers also receive benefits generally available to all employees of the Company (such as health insurance). Our executive officers receive only the benefits that are available to all of New Visual's employees.

2002 COMPENSATION FOR THE CHIEF EXECUTIVE OFFICER

         During the first eight months of the 2002 fiscal year, the Company's Chief Executive Officer was Ray Willenberg, Jr., with whom the Company had an employment agreement that was entered into in 2000. In light of the Company's financial situation, Mr. Willenberg agreed to forgo all raises due under his employment agreement and he continued to receive a salary of $250,000 per year during his time as the Company's Chief Executive Officer. In March of 2002, we entered into a three-year employment agreement with Thomas J. Cooper containing terms similar to Mr. Willenberg's former agreement. Mr. Cooper's contract provided that the Company would pay Mr. Cooper a base salary of $250,000 per year. Mr. Cooper's employment agreement also provided that the Board of Directors may grant to Mr. Cooper a bonus for each year of his employment under the employment agreement and an option to purchase 1,500,000 shares of the Company at an exercise price of $1.02. The agreement, as well as the options granted thereunder were terminated upon Mr. Cooper's resignation in December 2002.

                 Bruce Brown               Ivan Berkowitz, Chairman

STOCK PERFORMANCE GRAPH

         The graph below compares the cumulative total shareholder return on New Visual Corporation's common stock for the period from October 31, 1997 through October 31, 2002 with the cumulative total return over the same period of the Russell 2000 Index and the line-of-business index for semiconductors and related devices (SIC Code 3674) published by Media General Financial Services.

         Assuming the value of the investment in our common stock and each index was $100 on October 31, 1997, and that all dividends were reinvested, the graph compares our cumulative total return with each of these referent indices plotted on an annual basis.

         [Graph omitted]
                                       Cumulative Total Return
                    ------------------------------------------------------------

                    10/31/97  10/31/98  10/31/99   10/31/00  10/31/01   10/31/02

     NVEI             100.00     24.44    257.78     798.67     56.67      50.00

     SIC CODE INDEX   100.00    101.19    216.22     298.51    138.76      85.44

     RUSSELL 2000     100.00     88.16     99.88     115.73     99.56      86.85

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

         The following table sets forth information as of February 21, 2003, concerning all persons known by us to own beneficially more than 5% of our common stock and concerning shares beneficially owned by each director and named executive officer and by all directors and executive officers as a group. Unless expressly indicated otherwise, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned. The address for each of our executive officers and directors is 5920 Friars Road, Suite 104, San Diego, CA 92108.

         In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and common stock purchase warrants within 60 days of February 21, 2003. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. The address of each executive officer and director is c/o New Visual Corporation, 5920 Friars Road, Suite 104, San Diego, California 92108. We have calculated the percentages of shares beneficially owned based on 58,205,053 shares of common stock outstanding at February 21, 2003.

                                                                SHARES BENEFICIALLY OWNED
                                                                -------------------------
                             PERSON OR GROUP                       NUMBER      PERCENT(1)
-------------------------------------------------------------   ------------   ----------
Ray Willenberg, Jr.                                             2,565,780(2)     4.32%
C. Rich Wilson III                                              1,053,900(3)     1.78%
Thomas J. Cooper                                                  532,258(4)      *
John Howell                                                       971,602(5)     1.66%
Bruce Brown                                                       175,250(6)      *
Ivan Berkowitz                                                  1,269,375(7)     2.15%
Brad Ketch                                                        280,000(8)      *
Thomas J. Sweeney                                                      --         --
All executive officers and directors as a group (8 persons)     6,848,165(9)    11.06%
Charles R. Cono                                                 3,929,500(10)    6.75%
Zaiq Technologies, Inc.                                         8,184,615(11)   12.30%

------------------
*        Less than 1%.

(1) Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days.
(2)      Includes options to purchase 1,117,500 shares of common stock.
(3)      Includes options to purchase 742,500 shares of common stock.
(4)      Includes options to purchase 500,000 shares of common stock.
(5)      Includes options to purchase 160,000 shares of common stock.
(6)      Includes options to purchase 160,000 shares of common stock.
(7)      Includes options to purchase 722,500 shares of common stock.
(8)      Includes options to purchase 280,000 shares of common stock.
(9) Includes options to purchase an aggregate 3,682,500 shares of common stock.
(10) Includes 3,929,500 shares of common stock held by the Charles R. Cono Trust, of which Mr. Cono is the trustee. Mr. Cono's address is 550 Baltimore Drive, La Mesa, California 91942-1176.
(11) Reflects common stock issuable on conversion of 3,192 shares of Series B Preferred Stock at an assumed conversion price of $0.00039 on February 21, 2003. The address of Zaiq Technologies, Inc. is 78 Dragon Court, Woburn, MA 01801.

EQUITY COMPENSATION PLAN INFORMATION

         We have three compensation plans (excluding individual stock option grants outside of such plans) under which our equity securities are authorized for issuance to employees, directors and consultants in exchange for services - the 2000 Omnibus Securities Plan (the "2000 Plan"), the 2001 Stock Incentive Plan (the "2001 Plan"), and the 2003 Consultant Stock Plan (the "Consultant Plan") (collectively, the "Plans"). The 2000 Plan and 2001 Plan were approved by our shareholders, and the Consultant Plan has not yet been submitted to the shareholders for approval.

         The following table presents information as of October 31, 2002 with respect to compensation plans under which equity securities were authorized for issuance, including the 2000 Plan, the 2001 Plan and agreements granting options or warrants outside of these plans. The Consultant Plan was adopted after October 31, 2002.

----------------------------- -------------------- -------------------- -----------------------------
                                       (a)                 (b)                      (c)
----------------------------- -------------------- -------------------- -----------------------------
                                                                             NUMBER OF SECURITIES
                              NUMBER OF SECURITIES                         REMAINING AVAILABLE FOR
                                TO BE ISSUED UPON    WEIGHTED-AVERAGE    FUTURE ISSUANCE UNDER EQUITY
                                   EXERCISE OF      EXERCISE PRICE OF   COMPENSATION PLANS (EXCLUDING
                              OUTSTANDING OPTIONS, OUTSTANDING OPTIONS,    SECURITIES REFLECTED IN
          PLAN CATEGORY        WARRANTS OR RIGHTS   WARRANTS OR RIGHTS           COLUMN (a))
----------------------------- -------------------- -------------------- -----------------------------
Equity compensation plans           2,168,750             $1.29                    331,250
approved by security holders
----------------------------- -------------------- -------------------- -----------------------------
Equity compensation plans not       7,235,443             $2.76                      -0-
approved by security holders
----------------------------- -------------------- -------------------- -----------------------------
Total                               9,404,193             $2.43                    331,250
----------------------------- -------------------- -------------------- -----------------------------

         NON-SHAREHOLDER APPROVED PLANS. The following is a description of outstanding options and warrants granted to employees, directors, advisory directors, consultants and investors outside of the Plans.

         As of February 21, 2003, we have outstanding options and warrants to purchase an aggregate of 7,135,443 shares of our common stock that were granted outside of the Plans. Of this number, options to acquire 1,442,500 shares were granted during fiscal 2000 to eight present or former directors, officers, employees and advisory directors at exercise prices ranging from $4.00 to $4.40. These options expire five years from their grant date. 275,000 of these options vested immediately. 1,027,500 of the options vest in four equal annual installments, with one quarter vesting upon issuance. Of the remaining options, 35,000 vested immediately and the remainder vested in six quarterly installments of 17,500 shares each.

         We have outstanding options to purchase 375,000 shares of common stock that were granted during fiscal 2001 outside of the Plans. These options, which expire ten years from their grant date, were granted to five advisory directors at exercise prices ranging from $1.07 to $4.00. 275,000 of these options vested immediately. The remaining 100,000 options vested one-quarter immediately and the remainder in three annual installments.

         We have outstanding options to purchase an aggregate of 875,000 shares of common stock that were granted during fiscal 2002 outside of the Plans to five directors, executive officers and consultants. These options expire ten years from their grant date. 500,000 of the options have an exercise price of $0.39 and vested 50% on the grant date and the remainder in four quarterly installments. The remaining options have an exercise price of $1.02. 200,000 of these options vested in installments between April and October 2002, and 175,000 of the options vested on the grant date.

         We have outstanding options to purchase 1,500,000 shares of common stock that were granted subsequent to fiscal 2002 outside of the Plans. These options, which expire ten years from their grant date, were granted to our current Chief Executive Officer at an exercise price of $0.64 per share. The options vest over three years in 12 equal quarterly installments.

         There are outstanding warrants to purchase an aggregate of 1,288,000 shares of common stock that we granted outside of the Plans during fiscal 2000 to one consultant and eight investors. All of these warrants expire three years after grant. The consultant's warrants cover 50,000 shares at an exercise price of $7.00, 50,000 shares at an exercise price of $8.50, 50,000 shares at an exercise price of $10.00, and 50,000 shares at an exercise price of $11.50. 1,000,000 of the investors' warrants have an exercise price of $6.00 and the remaining 88,000 have an exercise price equal to the lesser of $6.00 or 50% of our market price at the time of exercise.

         There are outstanding warrants to purchase an aggregate of 154,943 shares of common stock that we granted in fiscal 2001 outside of the Plans to 16 investors. These warrants have a three year term and have exercise prices of $4.02 (as to 87,357 shares) and $5.10 (as to 67,586 shares).

         There are outstanding warrants that we granted during fiscal 2002 to four consultants to purchase an aggregate of 1,500,000 shares of common stock outside of the Plans. 200,000 of these warrants have an exercise price of $0.51 and expire in May 2003. 300,000 of these warrants have a three year term and exercise prices as follows: $0.75 as to 50,000 shares, $1.25 as to 50,000 shares, $1.75 as to 100,000 shares, and $2.25 as to 100,000 shares. The remaining warrants have an exercise price of $0.75 and expire in May 2007.

         The Consultant Plan was adopted in January 2003 and authorizes the issuance of up to 6,000,000 non-qualified stock options or stock awards to consultants to the Company. Directors, officers and employees are not eligible to participate in the Consultant Plan. To date, we have issued a total of 3,000,000 shares under the Consultant Plan to three consultants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         BRAD KETCH. During our 2002 fiscal year we entered into several agreements with Brad Ketch, our current Chief Executive Officer. In March 2002, we entered into a one-year consulting arrangement with Mr. Ketch, in which we retained Mr. Ketch to provide consulting and advisory services with respect to our technology for transmitting high speed data over extended ranges of copper telephone wire. Pursuant to this consulting agreement, we agreed to pay Mr. Ketch $15,000 per month and granted him an option to purchase 50,000 shares of our common stock at an exercise price of $1.02 per share. The option was exercisable upon grant.

         In July 2002, we entered into an employment agreement and a second stock option agreement with Mr. Ketch whereby he become our Chief Marketing Officer. This employment agreement, which was for a three year term, began on July 1, 2002, and provided for a base salary of $15,000 per month, an annual bonus to be paid at the discretion of the Board of Directors in either cash or stock, and a stock option grant of 405,000 shares, of which 105,000 vested on the date of grant. The remaining options vest quarterly, beginning on May 31, 2003, in equal amounts of 37,500 shares. These options have an exercise price of $1.09 per share.

         This July 2002 employment agreement was replaced in December 2002, when we entered into a second employment agreement and third stock option agreement with Mr. Ketch, by which Mr. Ketch became our Chief Executive Officer. This agreement, which is for a three year term, provides for a base salary of $250,000 per year, an annual bonus to be paid at the discretion of the Board of Directors in either cash or stock, and a stock option grant of 1,500,000 shares. It will be automatically renewed for successive one-year terms unless earlier terminated pursuant to the terms of the agreement or with 60 days' notice prior to the end of a term. The stock options awarded to Mr. Ketch in connection with his employment as our Chief Executive Officer vest in 12 quarterly installments of 125,000 shares, beginning on March 1, 2003. These options are exercisable at $0.64 per share.

         THOMAS J. COOPER. On December 2, 2002, we entered into a Separation Agreement with Mr. Cooper. Mr. Cooper remains a director of the Company. Pursuant to this Separation Agreement, Mr. Cooper's employment agreement was terminated and he ceased to serve as our Chief Executive Officer. We agreed to reimburse Mr. Cooper for expenses of $10,000 incurred during his employment and to pay him deferred salary of $57,692.30 (the "Salary Payment") on or before March 31, 2003. The Salary Payment is payable in two installments, the first of which, totaling $10,000 was due and paid on or before February 15, 2003. The remainder of $47,692.30 is due on March 31, 2003. If we fail to make the remaining payment pursuant to this schedule, we must pay Mr. Cooper interest at a rate of 24% per year on any unpaid amounts. We also agreed to continue Mr. Cooper's health insurance benefits for up to six months. Pursuant to the terms of the Separation Agreement, the 1,500,000 stock options granted to Mr. Cooper in connection with his role as Chief Executive Officer were terminated. Mr. Cooper retained other options previously granted to him and remains a director of the Company.

         JOHN HOWELL. In September 2001 and January 2002, Mr. Howell issued promissory notes to us (the "Howell Notes"), whereby Mr. Howell agreed to repay loans we made to him totaling $160,214.72. The Howell Notes were payable on demand; however, pursuant to the terms of the Mr. Howell's employment agreement, as an annual bonus, one-fourth of the principal and accrued interest owed on the Howell Notes was to be forgiven on each anniversary of Mr. Howell's employment. The Howell Notes were forgiven in connection with Mr. Howell's Separation Agreement with us. See "Item 11 - Executive Compensation - Employment Agreements with Executive Officers - John Howell."

         CHARLES R. CONO. In July 2002, we borrowed $500,000 from the Charles R. Cono Trust, a significant shareholder. The note reflecting this loan was due and payable with 10% interest on or before November 1, 2002 (the "July Note"). Also in July 2002, we entered into a consulting agreement with Mr. Cono in which we agreed to pay Mr. Cono $250,000 in exchange for his consulting services upon our receipt of gross revenues of at least $2,250,000 from our motion picture, STEP INTO LIQUID. On November 13, 2002, and effective as of October 31, 2002, we entered into a promissory note with the Charles R. Cono Trust in the amount of $514,520.55 that amended, restated and replaced in all respects the July Note. This promissory note, which bears interest at 10% per year, is due and payable upon three days demand by Mr. Cono, which could not be made prior to December 16, 2002. This note is currently outstanding.

ITEM 14. CONTROLS AND PROCEDURES.

         As indicated in the certifications following the signatures to this report, the principal executive officer, principal financial officer and principal accounting officer of the Company have evaluated the Company's disclosure controls and procedures as of October 31, 2002. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this annual report is made known to them by others on a timely basis. There have not been changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    February 28, 2002             NEW VISUAL CORPORATION


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

    SIGNATURE                                TITLE                               DATE
    ---------                                -----                               ----


/s/ BRAD KETCH                President, Chief Executive Officer and       February 28, 2003
Brad Ketch                    Director (PRINCIPAL EXECUTIVE OFFICER)


/s/ THOMAS J. SWEENEY         Chief Financial Officer (PRINCIPAL           February 28, 2003
Thomas J. Sweeney             FINANCIAL OFFICER AND PRINCIPAL
                              ACCOUNTING OFFICER)


/s/ RAY WILLENBERG, JR.       Chairman of the Board                        February 28, 2003
Ray Willenberg, Jr.


/s/ C. RICH WILSON III        Vice President, Secretary and Director       February 28, 2003
C. Rich Wilson III


------------------------      Director                                     February 28, 2003
Ivan Berkowitz


/s/ BRUCE BROWN               Director                                     February 28, 2003
Bruce Brown


------------------------      Director                                     February 28, 2003
Thomas J. Cooper


/s/ JOHN HOWELL               Director                                     February 28, 2003
John Howell

                                 CERTIFICATIONS

I, Brad Ketch, President and Chief Executive Officer of New Visual Corporation, certify that:

1.  I have reviewed this annual report on Form 10-K /A of New Visual
Corporation;

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


Date:  February 28, 2003                           /s/ Brad Ketch
                                                   -----------------------------
                                                   Brad Ketch, President
                                                   and Chief Executive Officer

I, Thomas J. Sweeney, Chief Financial Officer of New Visual Corporation, certify that:

1.  I have reviewed this annual report on Form 10-K/A of New Visual
Corporation;

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


Date:  February 28, 2003                           /s/ Thomas J. Sweeney
                                                   -----------------------------
                                                   Thomas J. Sweeney
                                                   Chief Financial Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
               PURSUANT TO 18 U.S.C. SS. 1350 ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of New Visual Corporation (the "Company") on Form 10-K/A for the fiscal year ended October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Brad Ketch, Chief Executive Officer, and Thomas J. Sweeney, Chief Financial Officer, of the Company, certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Brad Ketch                             /s/ Thomas J. Sweeney
-------------------------------------      -------------------------------------
Brad Ketch                                 Thomas J. Sweeney
President and Chief Executive Officer      Chief Financial Officer
February 28, 2003                          February 28, 2003