Form 10-Q
period 2003-01-31
NEW VISUAL CORP
filed 2003-03-17
CIK 1026595

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ___________________

                                    FORM 10-Q
                               ___________________


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003

                         COMMISSION FILE NUMBER 0-21785

                               ___________________


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

                               ___________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X]     No [ ]


     The number of shares of the issuer's Common Stock, par value $.001 per share, outstanding as of March 14, 2003, was 59,858,651.

================================================================================

PART I - FINANCIAL INFORMATION

     ITEM I - FINANCIAL STATEMENTS


                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                               INDEX TO FORM 10-Q
                                JANUARY 31, 2003


                                                                       Page Nos.
                                                                       ---------

PART I - FINANCIAL INFORMATION:


    ITEM I - FINANCIAL STATEMENTS

        CONDENSED CONSOLIDATED BALANCE SHEETS                              1
             At January 31, 2003 (Unaudited) and October 31, 2002

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)        2
             For the Three Months Ended January 31, 2003 and 2002
             For the Period from November 1, 1999 to January 31, 2003

        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
             EQUITY (Unaudited)                                          3 - 4
             For the Three Months Ended January 31, 2003

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)      5 - 6
             For the Three Months Ended January 31, 2003 and 2002
             For the Period from November 1, 1999 to January 31, 2003

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS             7 - 24

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL           25 - 27
        CONDITION AND RESULTS OF OPERATIONS

    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK                                                        27

    ITEM 4 - CONTROLS AND PROCEDURES                                       27

PART II - OTHER INFORMATION

    ITEM 1 - LEGAL PROCEEDINGS                                           27 - 28

    ITEM 2 - CHANGES IN SECURITIES                                       28 - 29

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              31


                               NEW VISUAL CORPORATION AND SUBSIDIARIES
                      (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                                CONDENSED CONSOLIDATED BALANCE SHEETS


                                               ASSETS
                                               ------

                                                                       January 31,     October 31,
                                                                          2003            2002
                                                                      -------------   -------------
                                                                       (Unaudited)
Current Assets:
   Cash                                                               $      3,056    $    311,577
   Receivable from officers                                                 10,032          10,032
   Other current assets                                                     10,433           1,650
                                                                      -------------   -------------
       Total Current Assets                                                 23,521         323,259

Property and Equipment - Net                                                56,229          64,533
Technology License and Capitalized Software Development Fee              5,751,000       5,751,000
Projects under Development                                               2,178,831       2,178,831
Other Assets                                                                14,679          14,679
                                                                      -------------   -------------
       Total Assets                                                   $  8,024,260    $  8,332,302
                                                                      =============   =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------

Current Liabilities:
   Convertible notes payable                                          $    907,500    $    954,500
   Notes payable                                                           771,407         971,407
   Accounts payable and accrued expenses                                 1,895,770       2,247,698
   License and development fees payable                                    543,000         734,000
                                                                      -------------   -------------
       Total Liabilities                                                 4,117,677       4,907,605
                                                                      -------------   -------------
Redeemable Series B Preferred Stock                                      3,192,000       3,192,000
                                                                      -------------   -------------
Commitments, Contingencies and Other Matters

Stockholders' Equity:
   Preferred stock - $0.01 par value; 15,000,000 shares authorized;
       Series A junior participating preferred stock; -0- shares
       issued and outstanding                                                   --              --
   Common stock - $0.001 par value; 100,000,000 shares authorized;
       52,901,974 and 49,787,069 shares issued and outstanding at
       January 31, 2003 and October 31, 2002, respectively                  52,903          49,787
   Additional paid-in capital                                           46,997,854      47,097,830
   Unearned financing fees                                                (134,345)       (214,952)
   Unearned compensation                                                    (8,676)       (331,581)
   Accumulated deficit at October 31, 1999                             (12,300,033)    (12,300,033)
   Deficit accumulated during the development stage                    (33,893,120)    (34,068,354)
                                                                      -------------   -------------
       Total Stockholders' Equity                                          714,583         232,697
                                                                      -------------   -------------
       Total Liabilities and Stockholders' Equity                     $  8,024,260    $  8,332,302
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


                                                    For the Three Months Ended
                                                            January 31,          For the Period from
                                                   ----------------------------- November 1, 1999 to
                                                       2003            2002      January 31, 2003
                                                   -------------   -------------   -------------
REVENUES                                           $         --    $         --    $     12,200
                                                   -------------   -------------   -------------
OPERATING EXPENSES:
    Cost of sales                                            --              --          21,403
    Projects costs written-off                               --              --         114,613
    Acquired in-process research and
        development expenses                                 --              --       6,050,000
    Compensatory element of stock issuances
        related to selling, general and
        administrative expenses                         605,155         702,407       9,881,749
    Research and development                             40,000         329,113       2,993,324
    Selling, general and administrative expenses        498,728         671,614      10,183,219
    Litigation settlement                                    --              --       1,000,000
    Loss on disposal of equipment                            --              --           7,500
                                                   -------------   -------------   -------------
        TOTAL OPERATING EXPENSES                      1,143,883       1,703,134      30,251,808
                                                   -------------   -------------   -------------
OPERATING LOSS                                       (1,143,883)     (1,703,134)    (30,239,608)
                                                   -------------   -------------   -------------
OTHER (INCOME) EXPENSES:
    Interest expense                                     61,391         157,843       1,454,183
    Amortization of unearned financing costs             93,492          80,607       3,673,329
    Unusual item - Gain on litigation settlement     (1,474,000)             --      (1,474,000)
                                                   -------------   -------------   -------------
        TOTAL OTHER EXPENSES (INCOME)                (1,319,117)        238,450       3,653,512
                                                   -------------   -------------   -------------
NET INCOME (LOSS)                                  $    175,234    $ (1,941,584)   $(33,893,120)
                                                   =============   =============   =============
NET INCOME (LOSS) PER COMMON SHARE:
    Basic                                          $        .00    $       (.06)
                                                   =============   =============
    Diluted                                        $        .00    $       (.06)
                                                   =============   =============
AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES:
        Basic                                        41,652,310      32,479,898
                                                   =============   =============
        Diluted                                      51,810,248      32,479,898
                                                   =============   =============


See notes to condensed consolidated financial statements.

                                   NEW VISUAL CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                 (UNAUDITED)
                                 FOR THE THREE MONTHS ENDED JANUARY 31, 2003



                                                                      Common Stock            Additional
                                                              -----------------------------     Paid-in
                                                                 Shares          Amount         Capital
                                                              -------------   -------------   -------------
Three Months Ended January 31, 2003:
------------------------------------

Balance - October 31, 2002                                      49,787,069    $     49,787    $ 47,097,830

Issuance of common stock for cash ($.15 to $.35 per share)       4,328,587           4,329         904,077
Issuance of common stock for conversion of promissory notes
   and interest                                                    475,733             476         197,525
Issuance of common stock in payment of deferred payroll             88,710              89          54,911
Issuance of common stock under consulting agreements               421,875             422         244,828
Cancellation of shares under legal settlement                   (2,200,000)         (2,200)     (1,471,800)
Stock offering cost                                                     --              --         (79,402)
Value assigned to beneficial conversion                                 --              --          12,885
Value assigned to warrants issued to consultant                         --              --          37,000
Amortization of unearned compensation expense                           --              --              --
Amortization of unearned financing cost                                 --              --              --
Net income                                                              --              --              --
                                                              -------------   -------------   -------------
Balance - January 31, 2003                                      52,901,974    $     52,903    $ 46,997,854
                                                              =============   =============   =============

                                                                                Unearned        Unearned
                                                                                Financing     Compensation
                                                                                  Costs          Expense
                                                                              -------------   -------------
Three Months Ended January 31, 2003:
------------------------------------

Balance - October 31, 2002                                                    $   (214,952)   $   (331,581)

Issuance of common stock for cash ($.15 to $.35 per share)                              --              --
Issuance of common stock for conversion of promissory notes
   and interest                                                                         --              --
Issuance of common stock in payment of deferred payroll                                 --              --
Issuance of common stock under consulting agreements                                    --              --
Cancellation of shares under legal settlement                                           --              --
Stock offering cost                                                                     --              --
Value assigned to beneficial conversion                                            (12,885)             --
Value assigned to warrants issued to consultant                                         --         (37,000)
Amortization of unearned compensation expense                                           --         359,905
Amortization of unearned financing cost                                             93,492              --
Net income                                                                              --              --
                                                                              -------------   -------------
Balance - January 31, 2003                                                    $   (134,345)   $     (8,676)
                                                                              =============   =============


See notes to condensed consolidated financial statements.

                           NEW VISUAL CORPORATION AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                         (UNAUDITED)
                         FOR THE THREE MONTHS ENDED JANUARY 31, 2003



                                                                                 Total
                                                              Accumulated     Stockholders'
                                                                 Deficit       Deficiency
                                                              -------------   -------------
Three Months Ended January 31, 2003:
------------------------------------

Balance - October 31, 2002                                    $(46,368,387)   $    232,697

Issuance of common stock for cash ($.15 to $.35 per share)              --         908,406
Issuance of common stock for conversion of promissory notes
   and interest                                                         --         198,001
Issuance of common stock in payment of deferred payroll                 --          55,000
Issuance of common stock under consulting agreements                    --         245,250
Cancellation of shares under legal settlement                           --      (1,474,000)
Stock offering cost                                                     --         (79,402)
Value assigned to beneficial conversion                                 --              --
Value assigned to warrants issued to consultant                         --              --
Amortization of unearned compensation expense                           --         359,905
Amortization of unearned financing cost                                 --          93,492
Net Income                                                         175,234         175,234
                                                              -------------   -------------
Balance - January 31, 2003                                    $(46,193,153)   $    714,583
                                                              =============   =============



Accumulated deficit as of November 1, 1999                    $(12,300,033)

Accumulated deficit during development stage
   (November 1, 1999 to January 31, 2003)                      (33,893,120)
                                                              -------------
Total Accumulated Deficit as of January 31, 2003              $(46,193,153)
                                                              =============








See notes to condensed consolidated financial statements.

                                NEW VISUAL CORPORATION AND SUBSIDIARIES
                       (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
                         FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
                       AND THE PERIOD FROM NOVEMBER 1, 1999 TO JANUARY 31, 2003



                                                         For the Three Months Ended
                                                                  January 31,        For the Period from
                                                        ----------------------------- November 1, 1999 to
                                                            2003            2002      January 31, 2003
                                                        -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                    $    175,234    $ (1,941,584)   $(33,893,120)
   Adjustments to reconcile net loss to net cash used
       in operating activities:
          Consulting fees and other compensatory
             elements of stock issuances                     605,155         702,407       9,852,250
          Stock issued for litigation settlement                  --              --       1,000,000
          Loss on disposal of equipment                           --              --           7,500
          Projects costs written-off                              --              --         114,613
          Amortization of unearned financing costs            93,492          80,607       3,673,329
          Depreciation                                         8,304          20,732         301,429
          Stock issued for acquired in-process
             research and development                             --              --       6,050,000
          Unusual item - Gain on litigation settlement    (1,474,000)             --      (1,474,000)
   (Increase) decrease from changes in:
       Other current assets                                   (8,782)         (8,670)        (53,052)
       Due from related parties                                   --         (33,402)         64,010
       Other assets                                               --            (298)         (9,679)
   Increase (decrease) from changes in:
       Accounts payable and accrued expenses                (230,928)       (142,664)      2,367,971
                                                        -------------   -------------   -------------
       NET CASH USED IN OPERATING ACTIVITIES                (831,525)     (1,322,872)    (11,998,749)
                                                        -------------   -------------   -------------
CASH USED IN INVESTING ACTIVITIES
   Acquisition of property and equipment                          --           1,083        (408,548)
   Proceeds from sale of equipment                                --              --         145,616
   Projects under development                                     --            (801)     (2,159,699)
   Acquisition of license                                   (191,000)             --      (1,266,000)
                                                        -------------   -------------   -------------
       NET CASH (USED IN) PROVIDED BY
          INVESTING ACTIVITIES                              (191,000)            282      (3,688,631)
                                                        -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                    908,406         513,001      11,708,823
   Offering costs related to stock issuances                 (79,402)             --        (326,395)
   Proceeds from notes payable                                    --         145,000       1,456,886
   Proceeds from the issuance of convertible notes
     payable                                                  85,000         312,500       2,495,250
   Repayments of notes payable                              (200,000)             --        (700,000)
   Proceeds from exercise of options and warrants                 --         143,000         993,000
                                                        -------------   -------------   -------------
       NET CASH PROVIDED BY FINANCING
          ACTIVITIES                                         714,004       1,113,501      15,627,564
                                                        -------------   -------------   -------------
DECREASE IN CASH AND CASH EQUIVALENTS                       (308,521)       (209,089)        (59,816)

CASH AND CASH EQUIVALENTS - BEGINNING                        311,577         294,802          62,872
                                                        -------------   -------------   -------------
CASH AND CASH EQUIVALENTS - ENDING                      $      3,056    $     85,713    $      3,056
                                                        =============   =============   =============


See notes to condensed consolidated financial statements.

                         NEW VISUAL CORPORATION AND SUBSIDIARIES
                (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
                 AND THE PERIOD FROM NOVEMBER 1, 1999 TO JANUARY 31, 2003



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                              For the
                                                                             Period from
                                                  For the Three Months Ended  November 1,
                                                          January 31,           1999 to
                                                    -----------------------   January 31,
                                                       2003         2002        2003
                                                    -----------  ----------  -----------
Cash paid during the period for:

   Interest                                         $       --   $      --   $      526
                                                    ===========  ==========  ===========
   Income taxes                                     $       --   $      --   $       --
                                                    ===========  ==========  ===========
Non-Cash Investing and Financing Activities:

   Shares of common stock issued in the conversion
       of notes payable and accrued interest        $  198,000   $      --   $2,381,626
                                                    ===========  ==========  ===========

   Common stock issued for acquisition of license   $       --   $      --   $  750,000
                                                    ===========  ==========  ===========

   Redeemable Series B Preferred stock issued for
       acquisition of license                       $       --   $      --   $3,192,000
                                                    ===========  ==========  ===========








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

         The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, for the three months ended January 31, 2003, the Company incurred a net operating loss of approximately $1,144,000 and had a working capital deficiency of $4,094,156. The Company has limited finances and requires additional funding in order to accomplish its growth objectives and marketing of its products and services. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to expand its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


NOTE 1- PRINCIPLES OF CONSOLIDATION AND BUSINESS AND CONTINUED OPERATIONS (CONTINUED)

         BUSINESS AND CONTINUED OPERATIONS (CONTINUED)

         The success of the Company's telecommunication segment is dependent upon the successful completion of development and marketing of its broadband technology. No assurance can be given that the Company can complete such technology, or that it can commercialize it on a large scale basis or at a feasible cost. No assurance can be given that such technology will receive market acceptance.

         Until the commencement of sales from either segment, the Company will have no operating revenues, but will continue to incur substantial operating expenses, capitalized costs and operating losses.

         Management's business plan will require additional financing. To support its operations during the three months ended January 31, 2003, the Company borrowed $85,000 from two individuals and issued convertible promissory notes.

         During the three months ended January 31, 2003, the Company received $908,406 from the sale of 4,328,587 shares of its common stock. The Company is exploring other financing alternatives, including private placements and public offerings.

         The Company's ability to continue as a going concern is dependent upon obtaining additional financing. These consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three-month period ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003.

         The condensed consolidated balance sheet at October 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1- PRINCIPLES OF CONSOLIDATION AND BUSINESS AND CONTINUED OPERATIONS (CONTINUED)

         BUSINESS AND CONTINUED OPERATIONS (CONTINUED)

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended October 31, 2002.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         PROJECT UNDER DEVELOPMENT

         Statement of Positions SOP-00-2, "Accounting by Producers or Distributors of Films" ("SOP-00-2"), requires that film costs be capitalized and reported as a separate asset on the balance sheet. Film costs include all direct negative costs incurred in the production of a film, as well as allocations of production overhead and capitalized interest. Direct negative costs include cost of scenario, story, compensation of cast, directors, producers, writers, extras and staff, cost of set construction, wardrobe, accessories, sound synchronization, rental of facilities on location and post production costs. SOP-00-2 also requires that film costs be amortized and participation costs accrued, using the individual-film-forecast-method-computation method, which amortizes or accrues such costs in the same ratio that the current period actual revenue (numerator) bears to the estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year (denominator).

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

         The Company commences amortization of capitalized film costs and accrues expenses of participation costs when a film is released and it begins to recognize revenue from the film.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                NOTES CONDENSED TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RESEARCH AND DEVELOPMENT

         Research and development costs are charged to expense as incurred. Amounts allocated to acquired-in-process research and development costs from business combinations are charged to earnings at the consummation of the acquisition.

         NET INCOME (LOSS) PER COMMON SHARE

         The Company has reported its earnings in accordance with SFAS No. 128, "Earnings Per Share". Basic net income per common share is based on the weighted average number of shares outstanding during the period. Diluted net income per common share is based on the weighted average number of shares outstanding during the period, including common stock equivalents. The calculation of net income per common share is as follows:

                                                         Three Months Ended January 31,
                                                         ----------------------------
                                                              2003           2002
                                                         -------------  -------------
          Net income (loss) available to common stock-
            holders                                      $    175,234   $ (1,941,584)
                                                         =============  =============

          Average common shares outstanding - basic        41,652,310     32,479,898

          Effect of dilutive securities:
            Stock options                                     559,649             --
            Stock warrants                                    131,228             --
            Convertible notes payable                       2,212,516             --
            Series B Preferred stock                        7,254,545             --
                                                         -------------  -------------
          Average common shares outstanding -
            diluted                                        51,810,248     32,479,898
                                                         =============  =============

          Net income (loss) per common share - basic     $        .00   $       (.06)
          Net income (loss) per common share - diluted   $        .00   $       (.06)

         For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period (i.e., "out-of-the-money" options). On January 31, 2003 and 2002, options and warrants to purchase common shares of 5,801,601 and 3,011,715, respectively, were excluded from the computation.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         CAPITALIZED SOFTWARE DEVELOPMENT COSTS

         Capitalization of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company's computer software is generally based upon achievement of a detail program design free of high risk development issues and the completion of research and development on the product hardware in which it is to be used. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology.

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

         The Company has no amortization expense for the three months ended January 31, 2003 and 2002 for its capitalized software development costs.

         STOCK-BASED COMPENSATION

         The Company follows Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation". SFAS 123 establishes accounting and reporting standards for stock-based employee compensation plans. This statement allows companies to choose between the "fair value-based method of accounting" as defined in this statement and the "intrinsic value-based method of accounting" as prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". The Company has elected to continue to follow the accounting guidance provided by APB 25 for stock compensation issued to employees or directors, as permitted. Stock compensation issued to non-employees/directors is accounted for in accordance with SFAS No. 123.

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

         RECLASSIFICATIONS

         Certain prior year balances have been reclassified to conform to the current year presentation.

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

         In November 2002, the FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS (" FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company during the first quarter ending January 31, 2003. Adoption of FIN 45 during the first quarter ending January 31, 2003 did not have a material effect on the Company's financial position or results of operations.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.


NOTE 3 - PROPERTY AND EQUIPMENT, NET

         Property and equipment consists of the following:

                                                 At January 31,   At October 31,
                                                      2003             2002
                                                 --------------   --------------
              Furniture and fixtures             $      54,097    $      54,097
              Camera equipment                         298,165          298,165
              Office equipment                         109,430          109,430
                                                 --------------   --------------
                                                       461,692          461,692
              Less: Accumulated depreciation           405,463          397,159
                                                 --------------   --------------
                     Total                       $      56,229    $      64,533
                                                 ==============   ==============

         For the three months ended January 31, 2003 and 2002, depreciation expense was $8,304 and $20,732, respectively.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - TECHNOLOGY LICENSE AND DEVELOPMENT AGREEMENT

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

         The Company also agreed to pay ANI a development fee of $1,559,000 for software development services and to pay ANI a royalty equal to a percentage of the net sales of products sold by the Company and license revenue received by the Company. As of January 31, 2003, $543,000 of this development fee was outstanding.

         The Company capitalized the consideration issued in connection with the license fee and development fee totaling $5,751,000. The Company's technical employees and advisors concluded that as of March 2002 the Company had established technological feasibility for its ultimate telecommunication product to be marketed. Additional development services and testing, to be performed principally by ANI, are necessary to complete the product development.

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


NOTE 5 - PROJECT UNDER DEVELOPMENT

         In April 2000, the Company entered into a joint venture production agreement to produce a feature length film for theatrical distribution. The Company agreed to provide the funding for the production in the amount of $2,250,000 and, in exchange, received a 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to its initial investment of up to $2,250,000. The Company's management currently expects to receive revenue from the film in three categories. These categories are upfront distribution licenses, product or title sponsorships, and, of course, box-office ticket sales. As of January 31, 2003, the Company has funded approximately $2,179,000 of production and other costs, which was included in projects under development in the accompanying consolidated balance sheet. As of January 31, 2003, the film was completed. Management of the Company expects to sign a distribution agreement during the year ended October 31, 2003. No amortization of the capitalized film cost was necessary for the three months ended January 31, 2003 and 2002.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                                 At January 31,   At October 31,
                                                      2003             2002
                                                 --------------   --------------
               Deferred officers compensation    $     157,393    $     181,596
               Accrued bonuses and payroll             381,727          334,307
               Professional fees                       429,984          623,044
               Interest payable                        534,287          541,350
               Consulting fees                          50,109           62,018
               Miscellaneous                           342,270          505,383
                                                  -------------   --------------
                                                  $  1,895,770    $   2,247,698
                                                  =============   ==============

NOTE 7 - CONVERTIBLE NOTES PAYABLE

         During the three months ended January 31, 2003, the Company entered into two convertible promissory note agreements with two individuals, totalling $85,000. The Company agreed to pay the principal and an amount equal to 50% of the principal sum if the Company reaches a certain milestone from the distribution of its motion picture, which is currently in production. The notes may be converted at any time, in whole or in part, into that number of fully paid and non-assessable shares of common stock at a conversion price ranging from $.42 to $.43. During the three months ended January 31, 2003, five convertible promissory notes were converted to 475,733 shares of the Company's common stock, totalling $198,000, of which $66,000 represented accrued interest.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 7 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

         As of January 31, 2003, the outstanding amount for the above notes was $1,361,250, which included $453,750 of accrued interest expense.

         The two convertible note agreements that were entered into during the quarter ended January 31, 2003 are convertible into common stock at a conversion rate lower than the market price at the issuance of the convertible notes. Therefore, as of January 31, 2003, the value of such beneficial conversion feature was $12,885 and such amount was charged to financing costs during the three months ended January 31, 2003.

NOTE 8 - NOTES PAYABLE

         On November 4, 2002, the Company repaid $200,000 under a promissory note agreement entered on October 29, 2002.

NOTE 9 - REDEEMABLE SERIES B PREFERRED STOCK

         On April 10, 2002, the Company amended its Articles of Incorporation and designated 4,000 shares of its authorized preferred stock as Series B Preferred Stock, par value $.01 per share, with a liquidation preference of $1,000 per share.

         The Series B Preferred Stock is mandatorily redeemable by the Company at the liquidation preference as follows:

         (i)      Closing of financing transaction of at least $15 million.

         (ii) Closing of a corporate transaction, (such as a merger, consolidation, reorganization, sale of significant assets, etc.) resulting in a change of control.

         (iii) In the event the Company completes a financing, which is at least $3 million but less than $15 million, the Company must partially redeem the Series B Preferred Stock based on a fraction, the numerator of which is the net cash proceeds received by the Company as a result of the financing transaction, and the denominator of which is $15 million.

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



NOTE 9 - REDEEMABLE SERIES B PREFERRED STOCK (CONTINUED)

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

         Each share of the Series B Preferred Stock is convertible into shares of the Company's common stock by dividing $1,000 by the conversion price. The conversion price is the fair market value of the Company's common stock at the time of conversion, but not to be less than $.34 per share, subject to adjustment, and not to exceed $4.00 per share, subject to adjustment. Based on the January 31, 2003 closing stock price of the common stock, the Series B Preferred Stock would be convertible into 7,254,545 shares of common stock. Holders of the Series B Preferred Stock were granted piggy-back registration rights to register common shares reserved for such conversion.

         In April 2002, the Company issued 3,192 shares of its Series B Preferred Stock, with redemption and liquidation preference of $3,192,000, in connection with a development and license agreement discussed in Note 4. As of October 31, 2002, there were 4,000 authorized shares Series B Preferred Stock and 3,192 shares issued and outstanding. Based on the redemption term, the Series B Preferred Stock is not included in stockholders' equity.

NOTE 10 - STOCKHOLDERS' EQUITY

         2003 CONSULTANT STOCK PLAN

         On January 30, 2003, the Company adopted its 2003 Consultant Stock Plan to promote the interests of the Company, its affiliated entities and its stockholders by using investment interests in the Company to attract, retain and motivate certain outside consultants, to encourage and reward such persons' contributions to the performance of the Company and to align their interests with the interests of the Company's stockholders. The Company's employees, officers and directors are not eligible to receive awards under this Plan. The maximum number of shares of common stock reserved and available for issuance under this Plan is 6,000,000, subject to adjustment. The 2003 Consultant Stock Plan is administered by the Board of Directors. Only non-qualified stock options may be issued under this plan. The exercise price for each stock option is determined by the Board of Directors as of the date such stock option is granted. The Board of Directors may grant stock options under the plan that may be exercised for a period of up to ten years.

         SIGNIFICANT COMMON STOCK ISSUANCES DURING THE THREE MONTHS ENDED JANUARY 31, 2003

         During the quarter ended January 31, 2003, the Company received approximately $908,406 for the issuance of 4,328,587 shares of common stock to investors.

         During the quarter ended January 31, 2003, the Company issued 421,875 shares of its common stock, in connection with various consulting agreements and services, in satisfaction of $245,250 in consulting expenses. As of January 31, 2003, $245,250 was charged to operations.

         During the quarter ended January 31, 2003, the Company issued 88,710 shares of common stock to two officers of the Company in satisfaction of $55,000 in accrued compensation.

         During the quarter ended January 31, 2003, 2.2 million shares of the Company's common stock previously issued to the former owners of New Wheel and former officers of the Company were returned to the Company, resulting in a non-cash gain of $1,474,000.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

         STOCK OPTIONS

         A summary of the Company's stock option activity and related information follows:

                                                                 Weighted                            Weighted
                                                In the Plan       Average       Outside the Plan      Average
                                               Stock Options   Exercise Price    Stock Options     Exercise Price
                                               -------------   --------------   ----------------   --------------
          Outstanding - October 31, 2002         2,168,750       $   1.29          4,192,500          $   2.16

          Options granted - 11/02 - 01/31/03:
             In the Plans                               --             --                 --                --
          Options granted - 11/02 - 01/31/03:
             Outside the Plans                          --             --          1,500,000               .64
          Options forfeited:
             In the Plans                               --             --                 --                --
             Outside the Plans                          --             --         (1,500,000)             1.02
                                                -----------      ---------       ------------         ---------
          Outstanding - January 31, 2003         2,168,750       $   1.29          4,192,500          $   2.03
                                                ===========      =========       ============         =========
          Exercisable at January 31:
                2003                             1,688,125       $   1.01          2,659,167          $   2.82
                2004                             1,949,688       $   1.22          3,175,833          $   2.47
                2005                             2,168,750       $   1.29          3,692,500          $   2.23
                2006                             2,168,750       $   1.29          4,192,500          $   2.03

         The exercise price for options outstanding as of January 31, 2003 ranged from $.39 to $4.40.

         Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant, as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," net loss as of January 31, 2003 would have been $522,098, or $.01 per share.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

         WARRANTS

         On November 21, 2002, the Company granted a company warrants to purchase 100,000 shares of its common stock at an exercise price of $.25. The warrants vested immediately and expire on November 21, 2007. The fair value of stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.37 per share, or $37,000.

         At January 31, 2003, the Company had outstanding warrants to purchase shares of common stock as follows:

                                Number of      Exercise         Expiration
              Grant Date         Shares         Price              Date
              ----------         ------         -----              ----
         June 7, 2000              50,000     $       7.00     June 7, 2003
         June 7, 2000              50,000             8.50     June 7, 2003
         June 7, 2000              50,000            10.00     June 7, 2003
         June 7, 2000              50,000            11.50     June 7, 2003
         November 17, 2000      1,000,000             6.00     November 17, 2003
         November 17, 2000         88,000    Lesser of $6.00   November 17, 2003
                                                or 50% of
                                              market ($.44
                                              at 01/31/03)
         March 12, 2001            67,586             5.10     March 12, 2004
         March 12, 2001            87,357             4.02     March 12, 2004
         June 14, 2001             50,000             2.50     June 14, 2006
         June 14, 2001             25,000             5.00     June 14, 2006
         June 14, 2001             25,000            10.00     June 14, 2006
         November 5, 2001         200,000              .51     November 5, 2005

         February 11, 2002         50,000              .75     February 11, 2004
         February 11, 2002         50,000             1.25     February 11, 2004
         February 11, 2002        100,000             1.75     February 11, 2004
         February 11, 2002        100,000             2.25     February 11, 2004
         July 30, 2002          1,000,000              .75     May 30, 2007
         November 21, 2002        100,000              .25     November 20, 2007
                              ------------   -------------
                                3,142,943     $0.22-$11.50     June 7, 2003 - October 1, 2006
                              ============   =============
         Exercisable at
           January 31, 2003     3,142,943
                              ============


                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 11 - COMMITMENTS AND CONTINGENCIES

         SUBSTANTIAL ISSUANCES AFTER JANUARY 31, 2003 THROUGH MARCH 5, 2003

                Sale of common stock for cash                         4,101,369
                                                                     ==========
                Issuance of common stock for consulting fees          3,000,000
                                                                     ==========
                Warrants to purchase common stock                       500,000
                                                                     ==========
                Cashless exercise of warrants                            40,476
                                                                     ==========

         NEW EMPLOYMENT AGREEMENTS

         On December 2, 2002, the Company entered into a new three-year employment agreement with its Chief Marketing Officer replacing the executive's former employment agreement. Under the terms of the new agreement, the executive became the Company's President and Chief Executive Officer and receives a base salary of $20,833 per month. In addition, the employment agreement provides that the executive is entitled to receive an annual bonus at the discretion of the Board of Directors of the Company. Pursuant to the terms of the agreement, the executive was issued options to purchase 1,500,000 shares of the Company's common stock at $.64 per share. The options vest in twelve equal, quarterly installments starting March 1, 2003. The options expire on December 2, 2012.

         NEW CONSULTING AGREEMENTS

         In January 2003, the Company entered into a one-year consulting agreement for financial consulting services, pursuant to which the Company agreed to issue 1,000,000 shares of the Company's common stock to a principal of the consultant. The consulting agreement provides that either party may terminate the consulting services at any time upon thirty days' written notice to the other party. On February 4, 2003, 1,000,000 shares of the Company's common stock were issued.

         In January 2003, the Company entered into a one-year consulting agreement for financial consulting services, pursuant to which the Company agreed to issue to each of two principals of the consultant 1,000,000 shares of the Company's common stock. The consulting agreement provides that either party may terminate the consulting services at any time upon thirty days' written notice to the other party. On February 5, 2003, 2,000,000 shares of the Company's common stock were issued.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         LEGAL DISPUTES AND SETTLEMENTS

         Gary Tomsic Dispute
         -------------------

         In August 1998, the Company authorized the issuance to Gary Tomsic of an option to purchase 130,000 shares of the Company's common stock in satisfaction of monies owed to Tomsic for services rendered to the Company. Tomsic exercised the option in 1999 and 55,000 shares were delivered. A dispute arose between the parties concerning their respective obligations, but did not result in litigation. In December 2002, the Company and Tomsic entered into a settlement agreement and mutual release. In accordance with the settlement agreement, the Company paid $15,000 to Tomsic and issued to him 51,562 shares of common stock valued at $23,203 during the quarter ended January 31, 2003.

         Brad Lundahl Dispute
         --------------------

         On August 2, 2002, a lawsuit was filed in California Superior Court in Santa Clara County against New Visual Corporation and NV Technology, by Brad Lundahl (d/b/a Lundahl Engineering) alleging that the Company breached a contract for consulting services it entered into with Mr. Lundahl in July 2000, by failing to pay Mr. Lundahl for his services as provided under the agreement. The lawsuit sought to compel arbitration based upon a provision mandating arbitration contained in the contract in question. On February 10, 2003, the Company agreed to a settlement of this dispute. The settlement called for payments to the plaintiff totalling $40,000, which was accrued during the three months ended January 31, 2003 to be made in the fiscal quarter ending April 30, 2003, and ends all claims associated with this matter.

         Douglas Furth Dispute
         ---------------------

         In September 2002, the Company entered into a consulting agreement with Douglas Furth, pursuant to which, among other things, Mr. Furth agreed to provide certain consulting services and the Company agreed to pay for these services by, among other things, issuing 200,000 shares of common stock. A dispute arose between the parties concerning their respective obligations, but did not result in litigation. In December 2002, the Company and the individual entered into a settlement agreement and mutual release. In accordance with the settlement agreement, Mr. Furth is to receive 150,000 shares of common stock which was valued at $69,000 in three equal installments due on January 15, February 10 and March 10, 2003. The settlement agreement cancelled the consulting agreement and provided for additional shares to be issued in the event of any failure to perform by the Company.

         Blevins and Shepperd Settlement
         -------------------------------

         On June 28, 2002, the Company entered into a settlement agreement and mutual releases in certain litigation filed by the former owners of New Wheel and former officers of the Company ("Blevins and Shepperd"). Under the terms of the settlement agreement, Blevins and Shepperd agreed to return to the Company 2.2 million shares of the Company's common stock previously issued to them in connection with the acquisition of New Wheel.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         LEGAL DISPUTES AND SETTLEMENTS (CONTINUED)

         Blevins and Shepperd Settlement, continued
         ------------------------------------------

         The return of the 2.2 million common shares is conditioned on the Company, or its assignee, purchasing from Blevins and Shepperd a total of 500,000 shares of the Company's common stock for $375,000, payable in four equal installments of $93,750, due on August 1, 2002, September 15, 2002, November 1, 2002 during the quarter ended January 31, 2003.

         The Company assigned to a third party all of its rights to purchase the 500,000 shares of common stock. As of January 31, 2003, $375,000 was paid to Blevins and Shepperd. Accordingly, in December of 2002, the 2.2 million shares of common stock were returned to the Company and were subsequently cancelled, resulting in an unusual non-cash gain of $1,474,000.

NOTE 12 - SEGMENT INFORMATION

         Summarized financial information concerning the Company's reportable segments is shown in the following table:

         For the Three Months Ended January 31, 2003:

                                         Telecommunication   Entertainment
                                              Business          Business     Unallocated      Totals
                                         -----------------   -------------   ------------   ------------
             Net Sales                      $        --       $        --    $        --    $        --

             Operating Loss                 $   (40,000)      $        --    $(1,103,883)   $(1,143,883)

             Depreciation and
               Amortization                 $    84,164       $     3,062    $     1,145    $    88,371

             Total Identifiable Assets      $ 5,766,084       $ 2,232,069    $    26,107    $ 8,024,260

         For the Three Months Ended January 31, 2002:


                                         Telecommunication   Entertainment
                                              Business          Business     Unallocated      Totals
                                         -----------------   -------------   ------------   ------------
             Net Sales                      $        --       $        --    $        --    $        --

             Operating Loss                 $  (329,113)      $        --    $ (1,374,021)  $(1,703,134)

             Depreciation and
               Amortization                 $    84,276       $     3,898    $     13,165   $   101,339

             Total Identifiable Assets      $    57,096       $ 2,069,170    $    477,298   $ 2,603,564

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 13 - SUBSEQUENT EVENTS

         COMMON STOCK

         As of March 13, 2003, the Company had received approximately $693,000 for the issuance of 4,101,369 shares of common stock to investors.

         WARRANTS

         On February 13, 2003, the Company granted an individual warrants to purchase 500,000 shares of its common stock at an exercise price of $.40. The warrants vested immediately and expire on February 13, 2005. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes Option Pricing Model is $.29 per share, or $145,000.

         On February 3, 2003, warrants to purchase 100,000 shares of common stock were exercised on a cashless basis, for which the Company issued 40,476 shares of common stock.

         SERIES C CONVERTIBLE PREFERRED STOCK

         In connection with a proposed credit facility, on February 24, 2003, the Company amended and restated the Articles of Incorporation and designated 100,000 shares of its authorized preferred stock as Series C Preferred Stock, par value $.01 per share. The Series C Preferred Stock will not be entitled to receive any dividends.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and related notes contained in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2003 AND THE THREE MONTHS ENDED JANUARY 31, 2002

         REVENUES. There were no revenues for the three months ended January 31, 2003 or the three months ended January 31, 2002.

         OPERATING EXPENSES. Operating expenses included the compensatory element of stock issuances, research and development expenses, and selling, general and administrative expenses. Total operating expenses decreased to approximately $1,144,000 for the three months ended January 31, 2003, from approximately $1,703,000 for the three months ended January 31, 2002. The compensatory element of stock issuances decreased to approximately $605,000 for the three months ended January 31, 2003 from approximately $702,000 for the three months ended January 31, 2002. Research and development expenses decreased from approximately $329,000 for the three months ended January 31, 2002 to approximately $40,000 for the three months ended January 31, 2003. The Company, however, also paid approximately $191,000 to Adaptive Networks, Inc. during the first quarter of fiscal 2003 in previously accrued development fees that therefore were not included as operating expenses during the quarter. Selling, general and administrative expenses decreased to approximately $499,000 for the three months ended January 31, 2003 from approximately $672,000 for the three months ended January 31, 2002, principally due to decreased expenses relating to the Company's facilities and operations in Pleasanton, California in the first quarter of fiscal 2003 compared to the same period in fiscal 2002.

         OTHER EXPENSES. Other expenses included amortization of unearned financing costs, interest expense and a gain on the settlement of litigation. Total other expenses decreased from approximately $238,000 for the three months ended January 31, 2002 to a gain of approximately $1,319,000 for the three months ended January 31, 2003. A gain of $1,474,000 was recorded during the first quarter of fiscal 2003 in connection with the settlement of litigation between the Company and Allan Blevins and Michael Shepperd, former officers of the Company. The gain resulted from the return to the Company and cancellation of 2.2 million shares of common stock that had previously been issued to Messrs. Blevins and Shepperd. Interest expense decreased from approximately $158,000 for the three months ended January 31, 2002 to approximately $61,000 for the three months ended January 31, 2003. In the 2002 fiscal period the Company recognized interest expense related to the issuance of approximately $160,000 of convertible notes payable. Because the Company issued only $85,000 of convertible notes payable during the first quarter of fiscal 2003, interest expense was less during this period. Amortization of unearned financing costs increased from approximately $81,000 for the three months ended January 31, 2002 to approximately $93,000 for the three months ended January 31, 2003.

         NET INCOME. The Company reported net income of approximately $175,000, or $0.00 per common share ($0.00 on a fully diluted basis), for the three months ended January 31, 2003, compared to a loss of approximately $1,942,000, or $0.06 per common share (on both a basic and fully diluted basis), for the three months ended January 31, 2002. The principal reason for the 2003 net income was the $1,474,000 non-cash gain relating to the litigation settlement described above under "Other Expenses."

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was approximately $832,000 for the three months ended January 31, 2003 and approximately $1,323,000 for the three months ended January 31, 2002. Cash balances totaled approximately $3,000 as of January 31, 2003 and approximately $312,000 as of October 31, 2002.

         Since November 1, 1999, operations have been financed principally through sales of common stock, the exercise of warrants and options to purchase common stock, and the issuance of convertible notes payable and notes payable. Net proceeds from financing activities amounted to approximately $714,000 for the three months ended January 31, 2003, including sales of common stock amounting to approximately $908,000 and proceeds from convertible notes payable amounting to $85,000. The Company also repaid $200,000 of debt during the first quarter of fiscal 2003 and incurred approximately $79,000 in offering costs related to stock issuances. Net proceeds from financing activities amounted to approximately $1,114,000 for the three months ended January 31, 2002, including sales of common stock amounting to approximately $513,000, the exercise of warrants resulting in proceeds of approximately $143,000, loans amounting to $145,000 and convertible notes payable amounting to approximately $313,000.

         Stock was issued in the payment of selling, general and administrative expenses amounting to approximately $605,000 for the three months ended January 31, 2003 and approximately $702,000 for the three months ended January 31, 2002.

         In April 2000, we entered into a joint venture production agreement to produce STEP INTO LIQUID, a feature length film for theatrical distribution. Under the agreement, we are providing the funding for the production in the amount of up to $2,250,000 and, in exchange, we will receive a 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to our initial investment of up to $2,250,000. As of January 31, 2003, we had funded approximately $2,179,000 of the production costs towards this project.

         Research and development expenses totaled approximately $40,000 for the three months ended January 31, 2003 and approximately $329,000 for the three months ended January 31, 2002. During the three months ended January 31, 2003 the Company also paid approximately $191,000 in technology development fees to Adaptive Networks, Inc. that were capitalized.

         During the fiscal years ended October 31, 2001 and October 31, 2002 and during the three months ended January 31, 2003 the Company issued convertible notes payable totaling approximately $2,495,000. The Company agreed to pay the principal and interest in an amount equal to 50% of the principal if certain milestones are reached from the distribution of STEP INTO LIQUID. The notes that remain outstanding are convertible at any time, in whole or in part, into shares of common stock at conversion prices ranging from $0.40 to $1.00 per share. As of January 31, 2003 the Company's liability associated with convertible notes payable that remained outstanding was approximately $1,362,000. Several of these convertible notes payable, with aggregate principal and interest of $375,000, become due on May 21, 2003.

         In June 2000, we entered into five long-term credit facilities, pursuant to which we borrowed $750,000. We repaid $500,000 of these borrowings during fiscal 2001. The remaining principal and interest at 6% per year will be due in June 2003.

         In April 2002, we entered into a license and development agreement with Adaptive Networks, Inc. which included development services relating to our FPGA-based prototype. We agreed to pay Adaptive an aggregate of $1,559,000 for these services. As of January 31, 2003, the remaining balance due to Adaptive is $543,000 under the license and development agreement.

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

         In July 2002, the Company borrowed $500,000 from the Charles R. Cono Trust. These borrowings are unsecured and bear interest at 10% per annum. Principal and accrued interest are payable three days after written demand by the payee.

         On December 2, 2002 a separation agreement was signed with Thomas Cooper, our former President and Chief Executive Officer. One of the terms of the agreement obligates the Company to pay Mr. Cooper $57,692 in accrued salary that was voluntarily deferred by Mr. Cooper during his employment. The entire amount is to be paid by March 31, 2003. As of January 31, 2003 the outstanding balance due to Mr. Cooper in connection with the separation agreement was $47,692.

         For a period between August and December, 2002, the Company's management team temporarily deferred a portion of executive salaries in order to reduce monthly expenses. As of January 31, 2003 the remaining balance of these executive salary deferrals amounted to approximately $157,000.

         Management believes funds on hand and available sources of financing will enable the Company to meet its liquidity needs for at least the next three months. However, funding for the Company's operations has become more difficult to secure and more expensive than in prior periods due to the current economic and stock market climate, the Company's recent stock price and market volatility, and general market conditions in the semiconductor and telecommunications industries. Management is presently taking steps to reduce monthly cash outlays through arrangements with vendors to accept longer payment terms and reductions of recurring expenses, when possible, including potential staff and management changes. However, additional cash must be raised in order to continue to meet liquidity needs and satisfy the Company's proposed business plan. Management is presently investigating potential financing transactions that it believes can provide additional cash for operations and lead to profitability in both the short and long-term. Management also intends to attempt to raise funds through private sales of common stock and borrowings. Although management believes these efforts will enable us to meet liquidity needs in the future, there can be no assurance that these efforts will be successful.

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

         We have been able to continue based upon our receipt of funds from the issuance of equity securities and borrowings, and by acquiring assets or paying expenses by issuing stock. Our continued existence is dependent upon our continued ability to raise funds through the issuance of our securities or borrowings, and our ability to acquire assets or satisfy liabilities by the issuance of stock. Management's plans in this regard are to obtain other debt and equity financing until profitable operation and positive cash flow are achieved and maintained. Although management believes, based on the fact that it raised approximately $11,709,000 through sales of common stock and $3,952,000 from borrowings from November 1, 1999 through January 31, 2003, that it will be able to secure suitable additional financing for the Company's operations, there can be no guarantee that such financing will continue to be available on reasonable terms, or at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America requires management to make judgments, assumptions, and estimates that affect amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2002, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the Company in the future, actual results may differ from these estimates and assumptions. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

         PROJECT UNDER DEVELOPMENT. The Company capitalizes costs of production to investment in films. These costs are amortized to direct operating expenses in accordance with SOP-00-2. These costs are stated at the lower of unamortized film costs and fair value. These costs for an individual film are amortized in the proportion that current period actual revenues bear to management's estimates of the total revenue expected to be received from such film. As a result, if revenue estimates change with respect to a film, the Company may be required to write down all or a portion of the unamortized costs of such file. No assurance can be given that unfavorable changes to revenue estimates will not occur, which may result in significant write-downs affecting our results of operations and financial condition.

         Revenue is driven by audience acceptance of a film, which represents a response not only to artistic merits but also to critics' reviews, marketing and the competitive market for entertainment, general economic conditions, and other intangible factors, all of which can change rapidly.

         RESEARCH AND DEVELOPMENT. Research and development expenses relate to the design and development of new telecommunications products. Payments made to independent software developers under development agreements are capitalized to software development costs once technological feasibility is established or if the development costs have an alternative future use. Prior to establishing technological feasibility, software development costs are expensed to research and development costs and to cost of revenues subsequent to confirmation of technological feasibility. Internal development costs are capitalized to software development costs once technological feasibility is established. Technological feasibility is evaluated on a product-by-product basis.

         Research and development expenses generally consist of salaries, related expenses for engineering personnel and third-party development costs.

         CONTINGENCIES AND LITIGATION. The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in our estimation, an adverse settlement is probable and the Company can reasonably estimate the ultimate cost of such litigation.

         STOCK-BASED COMPENSATION. The Company has elected to account for fixed award stock options and nonemployee directors' options under the provisions of APB No. 25, "Accounting for Stock Issued to Employees." As such, no compensation cost has been recorded in the financial statements relative to these options. The Company utilizes, the Black-Scholes option pricing model to estimate the fair value of these options for disclosure purposes. Stock compensation issued to non-employees/directors is accounted for in accordance with SFAS No. 123.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123" ("SFAS 148"). This statement amends SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will adopt the annual disclosure provisions of SFAS 148 in our financial reports beginning with the year ended October 31, 2003 and we will adopt the interim disclosure provisions for financial reports beginning with the quarter ended April 30, 2003. As our adoption of this standard involves disclosures only, we do not expect any impact on our consolidated financial position, results of operations or cash flows.

         In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities ("VIEs") must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. It applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are currently assessing the impact the adoption of this interpretation will have on our consolidated financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         There have been no material changes to the Company's market risk for the three months ended January 31, 2003. See the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2002 for additional discussions regarding quantitative and qualitative disclosures about market risk.

ITEM 4.  CONTROLS AND PROCEDURES.

         As indicated in the certifications contained in this report, the principal executive officer, principal financial officer and principal accounting officer of New Visual Corporation have evaluated the Company's disclosure controls and procedures as of January 31, 2003. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis. There have not been changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On February 10, 2003, we settled a dispute with Brad Lundahl, which was previously described in our Report on Form 10-Q for the period ended July 31, 2002 and our Report on Form 10-K for the period ended October 31, 2002. Pursuant to the settlement agreement, we agreed to pay Mr. Lundahl a total of $40,000, $15,000 of which was due and paid on or before February 15, 2003, $15,000 of which was due and paid on or before March 12, 2003, and the remainder of which is due and payable on or before April 11, 2003. Upon payment of the $40,000, Mr. Lundahl has agreed to formally dismiss the lawsuit styled LUNDAHL V. N.V. TECHNOLOGY, ET AL with prejudice, which was filed in Santa Clara Superior Court.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) During the three months ended January 31, 2003, the Company sold unregistered securities as follows:

         In November 2002, we:
         o issued an aggregate of $85,000 principal amount of convertible promissory notes to two investors, which notes are convertible into shares of our common stock at a conversion price of $.39;
         o issued 96,612 shares of common stock upon conversion of convertible promissory notes held by three investors, resulting in the cancellation of $48,000 in principal and interest that would have been outstanding under the notes;
         o sold an aggregate of 166,667 shares of common stock to five investors for total proceeds of $42,500;
         o issued 32,258 shares of common stock to an executive officer in lieu of $20,000 in compensation owed to the officer;
         o issued 300,000 shares of common stock to a company valued at $144,000 pursuant to a contractual arrangement; and

         o sold 183,179 shares of common stock to a "non-US Person" (as such term is defined in Regulation S of the Securities Act of 1933) for total proceeds of $27,164.

         In December 2002, we:
         o issued 379,121 shares of common stock upon conversion of two convertible promissory notes held by one investor, resulting in the cancellation of $150,000 in principal and interest that would have been outstanding under the notes;
         o sold an aggregate of 367,135 shares of common stock to 13 investors for total proceeds of $98,740;
         o issued 56,452 shares of common stock to a director and former officer of the Company in lieu of $35,000 in compensation owed to the former officer;
         o issued 25,000 shares of common stock valued at $15,750 to an individual for past services rendered to the Company
         o issued 350,000 shares of common stock valued at $199,500 to a consultant for services rendered to the Company; and
         o sold 1,180,454 shares of common stock to a "non-US Person" (as such term is defined in Regulation S under the Securities Act of
              1933) for total proceeds of $181,038.

         In January 2003, we:
         o sold an aggregate of 1,878,528 shares of common stock to 12 investors for total proceeds of $476,505, of which $337,535 were received in 2002;
         o    issued 46,875 shares of common stock to our vice chairman in lieu of $30,000 of deferred compensation owed to the director; and
         o    sold 638,683 shares of common stock to a "non-US Person" (as such term is defined in Regulation S under the Securities Act of 1933) for total proceeds of $109,573.

         Following the quarter ended January 31, 2003,we have issued the following unregistered securities:

         In February 2003, we:
         o sold an aggregate of 1,220,827 shares of common stock to 21 investors for total proceeds of $267,643; and
         o sold 1,652,361 shares of common stock to a "non-US Person" (as such term is defined in Regulation S under the Securities Act of
              1933) for total proceeds of $249,016.

         In March 2003, we:
         o sold an aggregate of 458,274 shares of common stock to three investors for total proceeds of $102,485;
         o issued 40,476 shares of common stock valued at $17,000 to a company upon its cashless exercise of a warrant; and
         o sold 1,039,848 shares of common stock to a "non-US Person" (as such term is defined in Regulation S under the Securities Act of
              1933) for total proceeds of $140,375.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

4.1      Certificate of Designation of Series C Convertible Preferred Stock. *

10.1 Severance Agreement and Release dated December 2, 2002, by and between New Visual Corporation and Thomas J. Cooper (incorporated by reference to Exhibit 10.58 to the Company's Report on Form 10-K for the period ended October 31, 2002 (the "2002 10-K")).

10.2 Employment Agreement dated December 2, 2002, by and between New Visual Corporation and Brad Ketch (incorporated by reference to Exhibit 10.59 to the 2002 10-K0)

10.3 Stock Option Agreement dated December 2, 2002, by and between New Visual Corporation and Brad Ketch (incorporated by reference to Exhibit
         10.60 of the 2002 10-K).

10.4     2003 Consultant Stock Plan. *

10.5 Consulting Agreement dated as of January 30, 2003, by and between Starburst Innovations LLC and New Visual Corporation. *

10.6 Consulting Agreement dated as of January 30, 2003, by and between LF Technology Group, LLC and New Visual Corporation. *

10.7 Warrant Certificate dated February 12, 2003, issued by New Visual Corporation to Dan Lombardi. *

---------------------
*        Filed herewith.

(b)      Reports on Form 8-K:  None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NEW VISUAL CORPORATION
                                (Registrant)


Dated:   March 17, 2003         By: /s/ Brad Ketch
                                    --------------------------------------------
                                    BRAD KETCH
                                    President and Chief Executive Officer
                                    (PRINCIPAL EXECUTIVE OFFICER)


Dated:   March 17, 2003         By: /s/ Thomas J. Sweeney
                                    --------------------------------------------
                                    THOMAS J. SWEENEY
                                    Chief Financial Officer
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Brad Ketch, President and Chief Executive Officer of New Visual Corporation, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of New Visual
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 17, 2003                       /s/ Brad Ketch
                                           -----------------------------------
                                           Brad Ketch
                                           President and Chief Executive Officer

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Thomas J. Sweeney, Chief Financial Officer of New Visual Corporation, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of New Visual
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 17, 2003                              /s/ Thomas J. Sweeney
                                                  ----------------------------
                                                  Thomas J. Sweeney
                                                  Chief Financial Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
               PURSUANT TO 18 U.S.C. SS. 1350 ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of New Visual Corporation (the "Company") on Form 10-Q for the period ended January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Brad Ketch, Chief Executive Officer, and Thomas Sweeney, Chief Financial Officer, of the Company certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Brad Ketch                               /s/ Thomas J. Sweeney
---------------------------                  ------------------------------
Brad Ketch                                   Thomas J. Sweeney
Chief Executive Officer                      Chief Financial Officer
March 17, 2003                               March 17, 2003

                                  EXHIBIT INDEX

4.1      Certificate of Designation of Series C Convertible Preferred Stock. *

10.1 Severance Agreement and Release dated December 2, 2002, by and between New Visual Corporation and Thomas J. Cooper (incorporated by reference to Exhibit 10.58 to the Company's Report on Form 10-K for the period ended October 31, 2002 (the "2002 10-K")).

10.2 Employment Agreement dated December 2, 2002, by and between New Visual Corporation and Brad Ketch (incorporated by reference to Exhibit 10.59 to the 2002 10-K0)

10.3 Stock Option Agreement dated December 2, 2002, by and between New Visual Corporation and Brad Ketch (incorporated by reference to Exhibit
         10.60 of the 2002 10-K).

10.4     2003 Consultant Stock Plan. *

10.5 Consulting Agreement dated as of January 30, 2003, by and between Starburst Innovations LLC and New Visual Corporation. *

10.6 Consulting Agreement dated as of January 30, 2003, by and between LF Technology Group, LLC and New Visual Corporation. *

10.7 Warrant Certificate dated February 12, 2003, issued by New Visual Corporation to Dan Lombardi. *

----------------------
*        Filed herewith.