Form 10-Q
period 2003-04-30
NEW VISUAL CORP
filed 2003-06-16
CIK 1026595

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003

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

                                  Yes [X]  No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                                  Yes [ ]  No [X]

     The number of shares of the issuer's Common Stock, par value $.001 per share, outstanding as of June 12, 2003, was 64,593,351.

================================================================================

PART I - FINANCIAL INFORMATION

     ITEM I - FINANCIAL STATEMENTS

                             NEW VISUAL CORPORATION AND SUBSIDIARIES
                    (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                                        INDEX TO FORM 10-Q
                                          APRIL 30, 2003

                                                                                        Page Nos.
                                                                                        ---------

PART I - FINANCIAL INFORMATION


    ITEM I - FINANCIAL STATEMENTS

        CONDENSED CONSOLIDATED BALANCE SHEETS                                               2
             At April 30, 2003 (Unaudited) and October 31, 2002

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)                         3
             For the Six Months Ended April 30, 2003 and 2002
             For the Period from November 1, 1999 to April 30, 2003

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)                         4
             For the Three Months Ended April 30, 2003 and 2002

        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)              5 - 6
             For the Six Months Ended April 30, 2003

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)                       7 - 8
             For the Six Months Ended April 30, 2003 and 2002
             For the Period from November 1, 1999 to April 30, 2003

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                             9 - 28

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                                           29

    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET RISK                   34

    ITEM 4 - CONTROLS AND PROCEDURES                                                       34


PART II - OTHER INFORMATION                                                                34

    ITEM 2 - CHANGES IN SECURITIES                                                         34

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                              35

                                   NEW VISUAL CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   ASSETS
                                                   ------

                                                                                 April 30,      October 31,
                                                                                   2003            2002
                                                                               -------------   -------------
                                                                                (Unaudited)
Current Assets:
   Cash                                                                        $    183,523    $    311,577
   Other receivable from officers                                                     9,324          10,032
   Other current assets                                                              27,614           1,650
                                                                               -------------   -------------

       Total Current Assets                                                         220,461         323,259

Property and Equipment - Net of accumulated depreciation of $415,406
   at April 30, 2003 and $397,159 at October 31, 2002, respectively                  46,286          64,533
Technology License and Capitalized Software Development Fee                       5,751,000       5,751,000
Projects under Development                                                        2,178,831       2,178,831
Other Assets                                                                         14,679          14,679
                                                                               -------------   -------------

       Total Assets                                                            $  8,211,257    $  8,332,302
                                                                               =============    ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                    ------------------------------------

Current Liabilities:
   Convertible notes payable                                                   $    965,000    $    954,500
   Notes payable                                                                    740,311         971,407
   Accounts payable and accrued expenses                                          1,817,173       2,247,698
   License and development fees payable                                             243,000         734,000
                                                                               -------------   -------------

       Total Liabilities                                                          3,765,484       4,907,605
                                                                               -------------   -------------

Redeemable Series B Preferred Stock                                               3,192,000       3,192,000
                                                                               -------------   -------------

Commitments, Contingencies and Other Matters

Stockholders' Equity:
   Preferred stock - $0.01 par value; 15,000,000 shares authorized; Series A junior participating preferred stock; -0- shares issued and
       outstanding                                                                       --              --
   Common stock - $0.001 par value; 100,000,000 shares authorized;
       63,009,122 and 49,787,069 shares issued and outstanding at
       April 30, 2003 and October 31, 2002, respectively                             63,009          49,787
   Additional paid-in capital                                                    49,867,515      47,097,830
   Unearned financing fees                                                          (53,738)       (214,952)
   Unearned compensation                                                           (999,818)       (331,581)
   Accumulated deficit at October 31, 1999                                      (12,300,033)    (12,300,033)
   Deficit accumulated during the development stage                             (35,323,162)    (34,068,354)
                                                                               -------------   -------------

       Total Stockholders' Equity                                                 1,253,773         232,697
                                                                               -------------   -------------

       Total Liabilities and Stockholders' Equity                              $  8,211,257    $  8,332,302
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

                                                         For the Six Months Ended     For the Period from
                                                                 April 30,               November 1,
                                                     -------------------------------       1999 to
                                                          2003              2002        April 30, 2003
                                                     -------------     -------------     -------------
REVENUES                                             $         --      $         --      $     12,200
                                                     -------------     -------------     -------------

OPERATING EXPENSES:
    Cost of sales                                              --                --            21,403
    Projects costs written-off                                 --                --           114,613
    Acquired in-process research and
        development expenses                                   --                --         6,050,000
    Compensatory element of stock issuances
        related to selling, general and
        administrative expenses                         1,332,993         1,462,153        10,609,587
    Research and development                               71,401         1,278,931         3,024,725
    Selling, general and administrative expenses          990,143         1,409,940        10,674,634
    Litigation settlement                                      --                --         1,000,000
    Loss on disposal of equipment                              --                --             7,500
                                                     -------------     -------------     -------------

        TOTAL OPERATING EXPENSES                        2,394,537         4,151,024        31,502,462
                                                     -------------     -------------     -------------

OPERATING LOSS                                         (2,394,537)       (4,151,024)      (31,490,262)
                                                     -------------     -------------     -------------

OTHER (INCOME) EXPENSES:
    Interest expense                                      124,120           449,309         1,516,912
    Amortization of unearned financing costs              210,151           523,312         3,789,988
    Gain on litigation settlement                      (1,474,000)               --        (1,474,000)
                                                     -------------     -------------     -------------

        TOTAL OTHER EXPENSES (INCOME)                  (1,139,729)          972,621         3,832,900
                                                     -------------     -------------     -------------

NET LOSS                                             $ (1,254,808)     $ (5,123,645)     $(35,323,162)
                                                     =============     =============     =============

BASIC AND DILUTED NET LOSS PER SHARE                 $      (0.02)     $      (0.14)
                                                     =============     =============


WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                 54,304,668        35,487,526
                                                     =============     =============

See notes to condensed consolidated financial statements.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   For the Three Months Ended
                                                            April 30,
                                                 -------------------------------
                                                     2003               2002
                                                 -------------     -------------

REVENUES                                         $         --      $         --
                                                 -------------     -------------

OPERATING EXPENSES:
   Compensatory element of stock issuances            727,838           759,746
   Research and development                            31,401           949,818
   Selling, general and administrative expenses       491,415           738,326
                                                 ------------      ------------

       TOTAL OPERATING EXPENSES                     1,250,654         2,447,890
                                                 ------------      ------------

OPERATING LOSS                                     (1,250,654)       (2,447,890)
                                                 ------------      ------------

OTHER EXPENSES:
   Interest expense                                    62,729           291,466
   Amortization of unearned financing costs           116,659           442,705
                                                 ------------      ------------

       TOTAL OTHER EXPENSES                           179,388           734,171
                                                 ------------      ------------

NET LOSS                                         $ (1,430,042)     $ (3,182,061)
                                                 ============      ============

BASIC AND DILUTED LOSS PER SHARE                 $      (0.02)     $      (0.08)
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                     59,031,251        39,967,547
                                                 ============      ============

See notes to condensed consolidated financial statements.

                                     NEW VISUAL CORPORATION AND SUBSIDIARIES
                            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                   (UNAUDITED)
                                     FOR THE SIX MONTHS ENDED APRIL 30, 2003

                                                                         Common Stock                 Additional
                                                                -------------------------------        Paid-in
                                                                    Shares            Amount           Capital
                                                                -------------     -------------     -------------
Six Months Ended April 30, 2003:

Balance - October 31, 2002                                        49,787,069      $     49,787      $ 47,097,830

Issuance of common stock for cash ($.15 to $.35 per share)        10,996,926            10,997         2,013,710
Issuance of common stock for conversion of promissory notes
   and interest ($.39 to $1.00 per share)                            674,066               674           255,576
Issuance of common stock for deferred payroll                         88,710                89            54,911
Issuance of common stock under consulting agreements
   ($.41 to $.64 per share)                                        3,621,875             3,622         1,535,628
Cashless exercise of warrants                                         40,476                40               (40)
Cancellation of shares under legal settlement                     (2,200,000)           (2,200)       (1,471,800)
Stock offering costs                                                      --                --          (129,217)
Value assigned to beneficial conversion feature                           --                --            48,937
Value assigned to warrants issued to consultant                           --                --           454,380
Value assigned to options issued to consultant                            --                --             7,600
Amortization of unearned compensation expense                             --                --                --
Amortization of unearned financing cost                                   --                --                --
Net loss                                                                  --                --                --
                                                                -------------     -------------     -------------

Balance - April 30, 2003                                          63,009,122      $     63,009      $ 49,867,515
                                                                =============     =============     =============



                                                                                    Unearned          Unearned
                                                                                    Financing       Compensation
                                                                                      Costs            Expense
                                                                                  -------------     -------------
Six Months Ended April 30, 2003:

Balance - October 31, 2002                                                        $   (214,952)     $   (331,581)

Issuance of common stock for cash ($.15 to $.35 per share)                                  --                --
Issuance of common stock for conversion of promissory notes
   and interest ($.39 to $1.00 per share)                                                   --                --
Issuance of common stock for deferred payroll                                               --                --
Issuance of common stock under consulting agreements
   ($.41 to $.64 per share)                                                                 --        (1,294,000)
Cashless exercise of warrants                                                               --                --
Cancellation of shares under legal settlement                                               --                --
Stock offering costs                                                                        --                --
Value assigned to beneficial conversion feature                                        (48,937)               --
Value assigned to warrants issued to consultant                                             --          (454,380)
Value assigned to options issued to consultant                                              --            (7,600)
Amortization of unearned compensation expense                                               --         1,087,743
Amortization of unearned financing cost                                                210,151                --
Net loss                                                                                    --                --
                                                                                  -------------     -------------

Balance - April 30, 2003                                                          $    (53,738)     $   (999,818)
                                                                                  =============     =============

See notes to condensed consolidated financial statements.

                              NEW VISUAL CORPORATION AND SUBSIDIARIES
                     (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                            (UNAUDITED)
                              FOR THE SIX MONTHS ENDED APRIL 30, 2003

                                                                                        Total
                                                                    Accumulated      Stockholders'
                                                                      Deficit           Equity
                                                                   -------------     -------------
Six Months Ended April 30, 2003:

Balance - October 31, 2002                                         $(46,368,387)     $    232,697

Issuance of common stock for cash ($.15 to $.35 per
  share)                                                                     --         2,024,707
Issuance of common stock for conversion of promissory
  notes and interest ($.39 to $1.00 per share)                               --           256,250
Issuance of common stock for deferred payroll
   ($.62 per share)                                                          --            55,000
Issuance of common stock under consulting agreements
   ($.41 to $.64 per share)                                                  --           245,250
Cashless exercise of warrants                                                --                --
Cancellation of shares under legal settlement                                --        (1,474,000)
Stock offering costs                                                         --          (129,217)
Value assigned to beneficial conversion feature                              --                --
Value assigned to warrants issued to consultant                              --                --
Value assigned to options issued to consultant                               --                --
Amortization of unearned compensation expense                                --         1,087,743
Amortization of unearned financing cost                                      --           210,151
Net loss                                                             (1,254,808)       (1,254,808)
                                                                   -------------     -------------

Balance - April 30, 2003                                           $(47,623,195)     $  1,253,773
                                                                   =============     =============

Accumulated deficit as of November 1, 1999                         $(12,300,033)

Accumulated deficit during development stage (November 1, 1999
  to April 30, 2003)                                                (35,323,162)
                                                                   -------------

Total Accumulated Deficit as of April 30, 2003                     $(47,623,195)
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

                                                               For the Six Months Ended      For the Period from
                                                                       April 30,                 November 1,
                                                            -------------------------------        1999 to
                                                                 2003              2002         April 30, 2003
                                                            -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                 $ (1,254,808)     $ (5,123,645)     $(35,323,162)
   Adjustments to reconcile net loss to net cash used
       in operating activities:
          Consulting fees and other compensatory
             elements of stock issuances                       1,332,993         1,462,153        10,609,587
          Stock issued for acquired in-process
             research and development                                 --                --         6,050,000
          Stock issued for litigation settlement                      --                --         1,000,000
          Projects costs written-off                                  --                --           114,613
          Amortization of unearned financing costs               210,151           523,312         3,789,988
          Depreciation                                            18,247            75,683           311,372
          Loss on disposal of equipment                               --             3,596             7,500
          Interest charges related to convertible notes               --           403,125                --
          Unusual item - gain on litigation settlement        (1,474,000)               --        (1,474,000)

   Changes in Assets (Increase) Decrease:
       Other current assets                                      (25,964)           66,977           (70,234)
       Due from related parties                                      707           (40,530)           64,717
       Projects under development                                     --          (124,160)               --
       Other assets                                                   --                --            (9,679)
   Changes in Liabilities Increase (Decrease):
       Accounts payable and accrued expenses                    (296,774)         (344,930)        2,272,626
                                                            -------------     -------------     -------------

   NET CASH USED IN OPERATING ACTIVITIES                      (1,489,448)       (3,098,419)      (12,656,672)
                                                            -------------     -------------     -------------

CASH USED IN INVESTING ACTIVITIES
   Acquisition of property and equipment                              --            (2,513)         (408,548)
   Acquisition of license                                       (491,000)         (250,000)       (1,566,000)
   Proceeds from sale of equipment                                    --                --           145,616
   Project under development                                          --                --        (2,159,699)
                                                            -------------     -------------     -------------

   NET CASH USED IN INVESTING ACTIVITIES                        (491,000)         (252,513)       (3,988,631)
                                                            -------------     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                      2,024,707         1,788,725        12,825,124
   Proceeds from loan payable                                         --                --         1,456,886
   Proceeds from exercise of warrants                                 --           728,000           993,000
   Proceeds from convertible notes payable                       188,000           893,750         2,598,250
   Repayments of notes payable                                  (231,096)               --          (731,096)
   Offering costs related to stock issuances                    (129,217)               --          (376,210)
                                                            -------------     -------------     -------------

   NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                              1,852,394         3,410,475        16,765,954
                                                            -------------     -------------     -------------

(DECREASE) INCREASE IN CASH                                     (128,054)           59,543           120,651

CASH AND CASH EQUIVALENTS - BEGINNING                            311,577           294,802            62,872
                                                            -------------     -------------     -------------

CASH AND CASH EQUIVALENTS - ENDING                          $    183,523      $    354,345      $    183,523
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

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                             For the Six Months Ended      For the Period from
                                                                     April 30,                 November 1,
                                                         --------------------------------        1999 to
                                                               2003             2002         April 30, 2003
                                                         --------------    --------------    --------------
Cash paid during the period for:

   Interest                                              $      18,904     $          --     $      19,430
                                                         ==============    ==============    ==============

   Income taxes                                          $          --     $          --     $          --
                                                         ==============    ==============    ==============

Non-Cash Investing and Financing Activities:

   Shares of stock issued in the conversion of notes
       payable and accrued interest                      $     256,250     $   1,171,250     $   2,439,876
                                                         ==============    ==============    ==============

   Common stock issued in the acquisition of license     $          --                --     $     750,000
                                                         ==============    ==============    ==============

   Redeemable Series B Preferred stock issued in
       the acquisition of license                        $          --     $          --     $   3,192,000
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

                  In November of 1999, the Company began to focus its business activities on the development of telecommunications technologies. Pursuant to such plan, in February of 2000, the Company acquired New Wheel Technology, Inc., a development stage, California-based, technology company, which now operates as the Company's wholly-owned subsidiary, NV Technology, Inc., a Delaware corporation. As a result of the change in business focus, the Company became a development stage entity commencing November 1, 1999.

                  The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, for the six months ended April 30, 2003, the Company incurred a net operating loss of approximately $1,255,000 and had a working capital deficiency of $3,545,000. The Company has limited finances and requires additional funding in order to accomplish its growth objectives and marketing of its products and services. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to expand its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                  The Company operates in two business segments, the production of motion pictures, films and videos (entertainment segment) and development of telecommunications technologies (telecommunication segment). The success of the Company's entertainment business is dependent on future revenues from the Company's current joint venture production agreement to produce a feature-length film for theatrical distribution.

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

                  Management's business plan will require additional financing. To support its operations during the six months ended April 30, 2003, the Company borrowed $188,000 represented by convertible promissory notes.

                  During the six months ended April 30, 2003, the Company received $2,024,707 from the sale of 10,996,926 shares of its common stock. The Company is exploring other financing alternatives, including private placements and public offerings.

                  The Company's ability to continue as a going concern is dependent upon obtaining additional financing. These consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the six-month period ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003.

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

                  NET LOSS PER COMMON SHARE

                  Basic net loss per share of common stock is computed based on the weighted average number of common shares outstanding during the periods presented.

                  CAPITALIZED SOFTWARE DEVELOPMENT COSTS

                  Capitalization of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company's computer software is generally based upon achievement of a detail program design free of high-risk development issues and the completion of research and development on the product hardware in which it is to be used. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology.

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

                  CAPITALIZED SOFTWARE DEVELOPMENT COSTS (CONTINUED)

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

                  The Company has no amortization expense for the six months ended April 30, 2003 and 2002 for its capitalized software development costs.

                  STOCK-BASED COMPENSATION

                  The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes accounting and reporting standards for stock-based employee compensation plans. This statement allows companies to choose between the fair value based method of accounting as defined in this statement and the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No.
                  25 ("APB 25"), "Accounting for Stock Issued to Employees."

                  The Company has elected to continue to follow the accounting guidance provided by APB 25, as permitted for stock-based compensation relative to the Company's employees. Stock and options granted to other parties in connection with providing goods and services to the Company are accounted for under the fair value method as prescribed by SFAS 123.

                  In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS Statement No. 123". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. The Company has adopted the increased disclosure requirements of SFAS No. 148 for the six months ended April 30, 2003.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  2 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  STOCK-BASED COMPENSATION (CONTINUED)

                  The additional disclosures required by SFAS No. 148 are as follows:

                                                                                      Six Months Ended
                                                                                          April 30,
                                                                           2003             2002
                                                                       ------------     ------------
                  Net loss attributable to common stockholders, as
                    reported                                           $(1,254,808)     $(5,123,645)
                  Add:  Stock-based employee compensation
                    expense included in reported net loss
                    applicable to common stockholders                           --               --
                  Less: Total stock-based employee
                    compensation expense determined under the
                    fair value-based method of all awards                 (713,374)      (2,399,750)
                                                                       ------------     ------------

                  Proforma net loss attributable to common
                    stockholders                                       $(1,968,182)     $(7,523,395)
                                                                       ============     ============

                  Basic and Diluted Net Loss Attributable to
                    Common Stockholders:
                        As reported                                    $     (0.02)     $     (0.14)
                                                                       ============     ============
                        Proforma                                       $     (0.04)     $     (0.21)
                                                                       ============     ============

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

                  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

                  In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. The Company adopted SFAS No. 145 as of the six months ended April 30, 2003,. The adoption had no significant impact on its financial position and results of operations.

                  In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 has been adopted as of April 30, 2003 and had no significant impact on its financial statements.

                  In November 2002, the FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS (" FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company during the first quarter ending January 31, 2003. The adoption of FIN 45 had no significant impact on its consolidated financial position or results of operations.

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

                  In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities, or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Company has not yet evaluated the impact from SFAS No. 149 on its financial position and results of operations, if any.

                  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of SFAS No. 150 will have on its financial position and results of operations.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  3 -         TECHNOLOGY LICENSE AND DEVELOPMENT AGREEMENT

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

                  The Company also agreed to pay ANI a development fee of $1,559,000 for software development services and to pay ANI a royalty equal to a percentage of the net sales of products sold by the Company and license revenue received by the Company. As of April 30, 2003, $243,000 of this development fee was outstanding.

                  The Company capitalized the consideration issued in connection with the license fee and development fee totaling $5,751,000. The Company's technical employees and advisors concluded that, as of March 2002, the Company had established technological feasibility for its ultimate telecommunication product to be marketed. Additional development services and testing, to be performed principally by ANI, are necessary to complete the product development.

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



NOTE 4 -          PROJECT UNDER DEVELOPMENT

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

                  The Company has an agreement in principle with Artisan Entertainment to distribute its feature length film within the US and Canada. This agreement in principle contemplates a release of the film in August 2003. The definitive agreement is currently being finalized and includes a substantial print and advertising promotional commitment for the theatrical release, distribution fees, performance driven minimum guarantees for both the theatrical and video/DVD releases, a modest cash advance and a 10 year license.

                  As of January 31, 2003, the Company has funded approximately $2,179,000 of production and other costs, which was included in projects under development in the accompanying consolidated balance sheet. As of April 30, 2003, the film was completed. Management of the Company expects to sign the final distribution agreement during the fiscal period ended July 31, 2003. No amortization of the capitalized film cost was necessary for the six months periods ended April 30, 2003 and 2002.


NOTE 5 -          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                  Accounts payable and accrued expenses consist of the following:

                                                         At             At
                                                      April 30,     October 31,
                                                        2003           2002
                                                     -----------    -----------

                  Deferred officers compensation     $  106,602     $  181,596
                  Accrued bonuses and payroll           436,692        334,307
                  Professional fees                     396,454        623,044
                  Interest payable                      560,212        541,350
                  Consulting fees                         3,500         62,018
                  Miscellaneous                         313,713        505,383
                                                     -----------    -----------
                                                     $1,817,173     $2,247,698
                                                     ==========     ==========

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 6 -          CONVERTIBLE NOTES PAYABLE

                  As of April 30, 2003, the outstanding amount for all notes was $1,447,500, of which $482,500 was recorded as interest expense.

                  During the six months ended April 30, 2003, the Company entered into four convertible promissory note agreements, totaling $188,000. The Company agreed to pay the principal and an amount equal to 50% of the principal sum if the Company reaches certain milestones from the distribution of its motion picture (see Note 4). The notes may be converted at any time, in whole or in part, into fully paid and non-assessable shares of common stock at conversion prices ranging from $0.32 to $0.43. During the six months ended April 30, 2003, nine convertible promissory notes were converted to 674,066 shares of the Company's common stock, totaling $256,250, of which $78,750 represented accrued interest.

                  Four of the above convertible notes that were entered into during the six months ended April 30, 2003 are convertible into common stock at conversion rates lower than the market price at the issuance of the convertible notes. Therefore, as of April 30, 2003, the value of such beneficial conversion feature was $48,937 and such amount was charged to financing costs during the six months ended April 30, 2003.


NOTE  7 -         NOTES PAYABLE

                  On November 4, 2002, the Company repaid $200,000 under its promissory note agreement entered on October 29, 2002


NOTE  8 -         PREFERRED STOCK

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

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  8 -         PREFERRED STOCK (CONTINUED)

                  REDEEMABLE SERIES B PREFERRED STOCK (CONTINUED)

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

                  In April 2002, the Company issued 3,192 shares of its Series B Preferred Stock, with redemption and liquidation preference of $3,192,000, in connection with a development and license agreement discussed in Note 3. As of October 31, 2002 and April 30, 2003, there were 4,000 authorized shares Series B Preferred Stock and 3,192 shares issued and outstanding. Based on the redemption term, the Series B Preferred Stock is not included in stockholders' equity.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  8 -         PREFERRED STOCK (CONTINUED)

                  SERIES C AND SERIES D CONVERTIBLE PREFERRED STOCK

                  On February 24, 2003 the Company amended its Articles of Incorporation and designated 100,000 shares of its authorized preferred stock as Series C Preferred Stock, par value $0.01 per share. On May 16, 2003, the Company amended this designation and fixed the number of shares designated as Series C Preferred Stock as 57,894.201. On June 13, 2003, the Company amended its Articles of Incorporation and designated 5,882.353 shares of its authorized preferred stock as Series D Preferred Stock, par value $0.01 per share. All of the designated Series C Preferred Stock and Series D Preferred Stock were issued in May and June 2003, respectively, to collateralize proposed loans to the Company of approximately $1,500,000 and $400,000.

                  The terms of the Series C and Series D Preferred Stock are substantially the same. Neither series is entitled to receive dividends or to vote, except as required by Utah law, and neither series is subject to mandatory redemption. The aggregate liquidation preference of each series is equal to the unpaid balance of principal and interest on the proposed loan to be collateralized by the shares of such series. In the event of a default under such proposed loan, the Series C or Series D Preferred Stock, as applicable, can be converted into common stock of the Company to liquidate the unpaid balance of the loan and related interest.


NOTE  9 -         STOCKHOLDERS' EQUITY

                  2003 CONSULTANT STOCK PLAN

                  On January 30, 2003, the Company adopted its 2003 Consultant Stock Plan to promote the interests of the Company, its affiliated entities and its stockholders by using investment interests in the Company to attract, retain and motivate certain outside consultants. The Company's employees, officers and directors are not eligible to receive awards under this plan. The maximum number of shares of common stock reserved and available for issuance under this plan is 6,000,000, subject to adjustment. The 2003 Consultant Stock Plan is administered by the Board of Directors. Only non-qualified stock options may be issued under this plan. The exercise price for each stock option is determined by the Board of Directors as of the date such stock option is granted. The Board of Directors may grant stock options under the plan that may be exercised for a period of up to ten years. As of April 30, 2003, no options have been granted under this plan.

                  STOCK PURCHASE AGREEMENT

                  On April 15, 2003, the Company entered into a stock purchase agreement that agreed to sell up to 1,600,000 shares of the Company's common stock at $.145 per share. The shares sold pursuant to this agreement were sold pursuant to Regulation S of the Securities Act of 1933, as amended. As of April 30, 2003, 1,349,664 shares were sold under this agreement, resulting in total proceeds of $194,673.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  9 -         STOCKHOLDERS' EQUITY (CONTINUED)

                  SIGNIFICANT COMMON STOCK ISSUANCES DURING THE SIX MONTHS ENDED APRIL 30, 2003

                  During the six months ended April 30, 2003, the Company received $2,024,707 from the sale of 10,996,926 shares of common stock to investors.

                  During the six months ended April 30, 2003, the Company issued 3,621,875 shares of its common stock, valued at $1,539,250, in connection with various consulting agreements. During the six months ended April 30, 2003, $1,539,250 was charged to operations.

                  During the quarter ended January 31, 2003, the Company issued 88,710 shares of common stock to two officers of the Company in satisfaction of $55,000 of accrued compensation.

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

                  STOCK OPTIONS

                  A summary of the Company's stock option activity and related information follows:

                                                                          Weighted                         Weighted
                                                         In the Plan       Average     Outside the Plan     Average
                                                       Stock Options   Exercise Price    Stock Options   Exercise Price
                                                       -------------   --------------    -------------   --------------

                  Outstanding - October 31, 2002          2,168,750      $   1.29          4,192,500        $   2.16

                  Options granted - 11/02 - 04/30/03:
                     In the Plans                                --            --                 --              --
                  Options granted - 11/02 - 04/30/03:
                     Outside the Plans                           --            --          1,540,000             .63
                  Options expired/cancelled:
                     In the Plans                                --            --                 --              --
                     Outside the Plans                           --            --         (1,500,000)           1.02
                                                       -------------     ---------       ------------       ---------

                  Outstanding - April 30, 2003            2,168,750      $   1.29          4,232,500        $   2.01
                                                       =============     =========       ============       =========

                  Exercisable at April 30:
                     2003                                 1,668,125      $   1.01          2,784,167        $   2.72
                     2004                                 1,949,688      $   1.22          3,314,167        $   2.39
                     2005                                 2,168,750      $   1.29          4,219,167        $   2.02
                     2006                                 2,168,750      $   1.29          4,232,500        $   2.01

                  The exercise price for options outstanding as of April 30, 2003 ranged from $0.31 to $4.40.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  9 -         STOCKHOLDERS' EQUITY (CONTINUED)

                  WARRANTS

                  On November 21, 2002, the Company granted a company warrants to purchase 100,000 shares of its common stock at an exercise price of $.25. The warrants vested immediately and expire on November 21, 2007. The fair value of stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.37 per share, or $37,000, which was recorded as an operating expense during the six months ended April 30, 2003.

                  On February 13, 2003, the Company granted an individual warrants to purchase 500,000 shares of its common stock at an exercise price of $0.40. The warrants vested immediately and expire on February 13, 2005. The fair value of stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $0.29 per share, or $173,919, which was recorded as an operating expense during the six months ended April 30, 2003.

                  On February 3, 2003, warrants to purchase 100,000 shares of common stock were exercised on a cashless basis, for which the Company issued 40,476 shares of common stock.

                  On April 29, 2003, the Company granted a consulting firm warrants to purchase 1,000,000 shares of its common stock at an exercise price of $0.06. The warrants vested immediately and expire on May 3, 2006. In exchange for the issuance, the Company cancelled warrants to purchase 1,000,000 shares of its common stock, which were issued on July 30, 2002 at an exercise price of $0.75. The fair value of stock warrants of $243,461 was determined by using the Black-Scholes option pricing model and was recorded as an operating expenses during the six months ended April 30, 2003.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                  At April 30, 2003, the Company had outstanding warrants to purchase shares of common stock as follows:

                                                    Number of         Exercise          Expiration
                             Grant Date               Shares            Price              Date
                        -------------------      ---------------   ---------------  ------------------
                        June 7, 2000                    50,000     $       7.00     June 7, 2003
                        June 7, 2000                    50,000             8.50     June 7, 2003
                        June 7, 2000                    50,000            10.00     June 7, 2003
                        June 7, 2000                    50,000            11.50     June 7, 2003
                        November 17, 2000            1,000,000             6.00     November 17, 2003
                        November 17, 2000               88,000    Lesser of $6.00   November 17, 2003
                                                                     or 50% of
                                                                   market ($.32
                                                                   at 04/30/03)
                        March 12, 2001                  67,586             5.10     March 12, 2004
                        March 12, 2001                  87,357             4.02     March 12, 2004
                        June 14, 2001                   50,000             2.50     June 14, 2006
                        June 14, 2001                   25,000             5.00     June 14, 2006
                        June 14, 2001                   25,000            10.00     June 14, 2006
                        November 5, 2001               200,000              .51     November 5, 2005

                        February 11, 2002               50,000              .75     February 11, 2004
                        February 11, 2002               50,000             1.25     February 11, 2004
                        February 11, 2002              100,000             1.75     February 11, 2004
                        February 11, 2002              100,000             2.25     February 11, 2004
                        February 13, 2003              500,000              .40     February 13, 2005
                        April 29, 2003               1,000,000              .06     May 3, 2006
                                                  -------------    -------------

                                                     3,542,943     $0.06-$11.50     June 7, 2003 - October 1, 2006
                                                  =============    =============
                        Exercisable at
                          April 30, 2003             3,542,943
                                                  =============

NOTE 10 -         COMMITMENTS AND CONTINGENCIES

                  NET LOSS PER SHARE

                  Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

                         Warrants to purchase common stock                                         3,542,943
                         Options to purchase common stock                                          6,401,250
                         Convertible notes payable and accrued interest                            2,498,110
                         Series B Preferred stock ($0.34 at April 30, 2003)                        9,388,235
                                                                                                 ------------

                         Total as of April 30, 2003                                               21,830,538
                                                                                                 ============

                         Substantial issuance after April 30, 2003 through June
                            12, 2003:
                               Sale of common stock for cash                                       1,749,397
                                                                                                 ============
                               Convertible notes payable and accrued interest                        46,875
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

                  NEW CONSULTING AGREEMENTS

                  In January 2003, the Company entered into a one-year consulting agreement for financial consulting services, pursuant to which the Company agreed to issue 1,000,000 shares of the Company's common stock to a principal of the consultant. The consulting agreement provides that either party may terminate the consulting services at any time upon thirty days' written notice to the other party. On February 4, 2003, 1,000,000 shares of the Company's common stock were issued with a value of $410,000, of which $102,500 was recorded as an operating expenses for the six months ended April 30, 2003.

                  In January 2003, the Company entered into a one-year consulting agreement for financial consulting services, pursuant to which the Company agreed to issue to each of two principals of the consultant 1,000,000 shares of the Company's common stock. The consulting agreement provides that either party may terminate the consulting services at any time upon thirty days' written notice to the other party. On February 5, 2003, 2,000,000 shares of the Company's common stock were issued with a value of $820,000, of which $205,000 was recorded as an operating expenses for the six months ended April 30, 2003.

                  In April 2003, the Company entered into a one-year consulting agreement for financial consulting services, pursuant to which the Company agreed to issue 200,000 shares of the Company's common stock to a principal of the consultant. The consulting agreement provides that either party may terminate the consulting services at any time upon thirty days' written notice to the other party. On April 28, 2003, 200,000 shares of the Company's common stock were issued with a value of $64,000.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 10 -         COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  LEGAL DISPUTES

                  Gary Tomsic Dispute

                  In August 1998, the Company authorized the issuance to Gary Tomsic of an option to purchase 130,000 shares of the Company's common stock in satisfaction of monies owed to Tomsic for services rendered to the Company. Tomsic exercised the option in 1999 and 55,000 shares were delivered. A dispute arose between the parties concerning their respective obligations, but did not result in litigation. In December 2002, the Company and Tomsic entered into a settlement agreement and mutual release. In accordance with the settlement agreement, the Company paid $15,000 to Tomsic and issued to him 51,562 shares of common stock as of January 31, 2003.

                  On August 2, 2002, a lawsuit was filed in California Superior Court in Santa Clara County against New Visual Corporation and NV Technology, by Brad Lundahl (d/b/a Lundahl Engineering) alleging that the Company breached a contract for consulting services it entered into with Mr. Lundahl in July 2000, by failing to pay Mr. Lundahl for his services as provided under the agreement. The lawsuit sought to compel arbitration based upon a provision mandating arbitration contained in the contract in question. On February 10, 2003, the Company agreed to a settlement of litigation. The settlement called for payments to the plaintiff totaling $40,000 was made in the six months ending April 30, 2003, and ends all claims associated with this matter.

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



NOTE 11 -         SEGMENT INFORMATION

                  Summarized financial information concerning the Company's reportable segments is shown in the following table:

                  For the Six Months Ended April 30, 2003:

                                                  Telecom-
                                                 munication   Entertainment   Unallocable
                                                  Business      Business                       Totals
                                                -----------    -----------    -----------    -----------
                  Net Sales                     $       --     $       --     $       --     $       --

                  Operating Loss                $   71,401     $       --     $1,183,407     $1,254,808

                  Depreciation and
                    Amortization                $  168,655     $    9,598     $    1,208     $  179,461

                  Total Identifiable Assets     $5,765,459     $2,243,154     $  202,644     $8,211,257

                  For the Six Months Ended April 30, 2002:

                                                  Telecom-
                                                 munication   Entertainment   Unallocable
                                                  Business      Business                       Totals
                                                -----------    -----------    -----------    -----------
                  Net Sales                     $       --     $       --     $       --     $       --

                  Operating Loss                $1,278,931     $       --     $3,844,714     $5,123,645

                  Depreciation and
                    Amortization                $  202,887     $  369,747     $   26,361     $  598,995

                  Interest Expenses             $       --     $  449,309     $       --     $  449,309

                  Total Identifiable Assets     $5,769,651     $2,192,313     $  660,823     $8,622,787


NOTE 12 -         SUBSEQUENT EVENTS

                  COMMON STOCK

                  As of May 23, 2003, the Company has received approximately $264,000 from the sale of 1,749,397 shares of common stock to investors.

                  CONVERTIBLE PROMISSORY NOTES

                  On May 21, 2003, the Company exchanged four of its outstanding convertible notes due in May 2003 for new notes totaling $396,000. The new notes, which bear interest at 1% of the outstanding principal owed per month, replaced four notes with principal and interest owed totaling $360,000. The new notes are due on November 21, 2003, and are subject to prepayment in whole or in part upon the completion of a significant financing transaction or the Company's receipt of proceeds from its feature film. As of May 23, 2003, the Company had repaid $36,000 of these new notes.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 12 -         SUBSEQUENT EVENTS (CONTINUED)

                  On May 30, 2003, the Company issued 31,250 shares of common stock upon conversion of a convertible promissory note, resulting in the cancellation of $10,000 that would have been outstanding under the note.

                  On June 5, 2003, the Company issued 15,625 shares of common stock upon conversion of a convertible promissory note, resulting in the cancellation of $5,000 that would have been outstanding under the note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED APRIL 30, 2003 AND SIX MONTHS ENDED APRIL, 30, 2002

         REVENUES. We are a development-stage company. There were no revenues for the six months ended April 30, 2003 or the six months ended April 30, 2002.

         OPERATING EXPENSES. Operating expenses included the compensatory element of stock issuances related to selling, general and administrative expenses, research and development expenses, and selling, general and administrative expenses. Total operating expenses decreased to approximately $2,395,000 for the six months ended April 30, 2003, from approximately $4,151,000 for the six months ended April 30, 2002. The decrease primarily resulted from reductions in research and development expenses and selling, general and administrative expenses. Although research and development expenses decreased from approximately $1,279,000 for the six months ended April 30, 2002 to approximately $71,000 for the six months ended April, 30, 2003, the Company also paid, during the six months ended April 30, 2003, approximately $491,000 to Adaptive Networks, Inc. for development fees that had been previously accrued and, therefore, were not included in operating expenses. The decrease in selling, general and administrative expenses from approximately $1,410,000 for the six months ended April, 30, 2002 to approximately $990,000 for the six months ended April 30, 2003 resulted principally from reductions in legal expenses and travel expenses. The compensatory element of stock issuances related to selling, general and administrative expenses declined from approximately $1,462,000 for the six months ended April 30, 2002 to approximately $1,333,000 for the six months ended April 30, 2003.

         OTHER EXPENSES. Other expenses included amortization of unearned financing costs, interest expense and a gain on the settlement of litigation. Total other expenses decreased from approximately $973,000 for the six months ended April 30, 2002 to a gain of approximately $1,140,000 for the six months ended July 31, 2003. A gain of approximately $1,474,000 was recorded during the six months ended April 30, 2003 in connection with the settlement of litigation between the Company and Allan Blevins and Michael Shepperd, former officers of the Company. The gain resulted from the return to the Company and the cancellation of 2.2 million shares of common stock that had previously been issued to Messrs. Blevins and Shepperd. Interest expense decreased from approximately $449,000 for the six months ended April 30, 2002 to approximately $124,000 for the six months ended April 30, 2003. In the 2002 fiscal period the Company recognized interest expense related to the issuance of approximately $894,000 of convertible notes payable. Because the Company issued only $188,000 of convertible notes payable during the six months ended April 30, 2003, interest expense was less during this period. Also, amortization of unearned financing costs decreased from approximately $523,000 for the six months ended April 30, 2002 to approximately $210,000 for the six months ended April 30, 2003 largely as a result of the reduction in the issuance of convertible notes payable from the six months ended April 30, 2002 to the six months ended April 30, 2003. Several of these convertible notes were convertible into common stock at a conversion rate lower than the market price at the time of issuance of the notes. As a result, there was an additional charge to amortization of unearned financing costs of approximately $362,000 for the six months ended April 30, 2002.

         NET LOSS. The Company's net loss was approximately $1,255,000, or $0.02 per common share, for the six months ended April 30, 2003, a decrease from the net loss of approximately $5,124,000 or $0.14 per common share, for the six months ended April 30, 2002.

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 2003 AND THREE MONTHS ENDED APRIL 30, 2002

         REVENUES. There were no revenues for the three months ended April 30, 2003 or the six months ended April 30, 2002.

         OPERATING EXPENSES. Operating expenses included the compensatory element of stock issuances related to selling, general and administrative expenses, research and development expenses and selling, general and administrative expenses. Total operating expenses decreased to approximately $1,251,000 for the three months ended April 30, 2003, from approximately $2,448,000 for the three months ended April 30, 2002. The decrease primarily resulted from reductions in research and development expenses and selling, general and administrative expenses. Although research and development expenses decreased from approximately $950,000 for the three months ended April 30, 2002 to approximately $31,000 for the three months ended April, 30, 2003, the Company also paid, during the three months ended April 30, 2003, approximately $300,000 to Adaptive Networks, Inc. for development fees that had been previously accrued and, therefore, were not included in operating expenses. The decrease in selling, general and administrative expenses from approximately $738,000 for the three months ended April, 30, 2002 to approximately $491,000 for the three months ended April 30, 2003 resulted from decreases in legal fees, travel and marketing and promotion costs. The compensatory element of stock issuances related to selling, general and administrative expenses declined from approximately $760,000 for the three months ended April 30, 2002 to approximately $728,000 for the three months ended April 30, 2003.

         OTHER EXPENSES. Other expenses included amortization of unearned financing costs and interest expense. Total other expenses decreased to approximately $179,000 for the three months ended April 30, 2003 from approximately $734,000 for the three months ended April 30, 2002. The decrease principally resulted from a decline in convertible notes payable transactions from approximately $581,000 for the three months ended April 30, 2002 to approximately $103,000 for the three months ended April 30, 2003. Because many of the convertible notes were convertible into common stock at a conversion rate lower than the market price at the time of issuance of the notes, there was an additional charge to amortization of unearned financing costs of approximately $362,000 for the three months ended April 30, 2002. Interest expense of approximately $12,500 was also associated with these convertible note transactions.

         NET LOSS. The Company's net loss was approximately $1,430,000, or $0.02 per common share, for the three months ended April 30, 2003, a decrease from the net loss of approximately $3,182,000, or $0.08 per common share, for the three months ended April 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was approximately $1,489,000 and $3,098,000 for the six months ended April 30, 2003 and April 30, 2002, respectively. Cash balances totaled approximately $312,000 as of October 31, 2002 and $184,000 as of April 30, 2003.

         Since November 1, 1999 operations have been financed principally through sales of common stock, the exercise of warrants to purchase common stock, loans, the issuance of convertible notes payable and notes payable. Net proceeds from financing activities amounted to approximately $1,852,000 for the six months ended April 30, 2003, including sales of common stock net of offering costs of approximately $1,896,000 and the issuance of convertible notes payable of approximately $188,000. Notes payable balances of approximately $231,000 were repaid during the period. Net proceeds from financing activities amounted to approximately $3,410,000 for the six months ended April 30, 2002, including sales of common stock of approximately $1,789,000, proceeds from the exercise of warrants of $728,000 and proceeds from convertible notes payable of approximately $894,000.

         Stock was issued in payment of expenses amounting to approximately $1,333,000 and $1,462,000 for the six-month periods ended April 30, 2003 and April 30, 2002, respectively.

         In April 2000, we entered into a joint venture production agreement to produce "STEP INTO LIQUID," a feature length film for theatrical distribution. Under the agreement, we are providing the funding for the production in the amount of up to $2,250,000 and, in exchange, we will receive a 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to our initial investment of up to $2,250,000. As of April 30, 2003, we had funded approximately $2,179,000 of the production costs towards this project. The Company has an agreement in principle with Artisan Entertainment to distribute STEP INTO LIQUID within the US and Canada. This agreement contemplates a release of the film in August 2003, and includes a substantial print and advertising promotional commitment for the theatrical release, distribution fees, performance-driven minimum guarantees for both the theatrical and video/DVD releases, a modest cash advance and a 10 year license. The parties are currently finalizing the definitive agreement.

         Research and development expenses totaled approximately $71,000 and $1,279,000 for the six months ended April 30, 2003 and the nine months ended July 31, 2002, respectively. In addition, $491,000 in development fees were paid to Adaptive Networks, Inc. during the six months ended April 30, 2003, which are being capitalized.

         During the fiscal years ended October 31, 2001 and October 31, 2002 and during the six months ended April 30, 2003 the Company issued convertible notes payable totaling approximately $2,598,000. The Company agreed to pay the principal and interest in an amount equal to 50% of the principal if certain milestones are reached from the distribution of STEP INTO LIQUID. The notes that remain outstanding are convertible at any time, in whole or in part, into shares of common stock at conversion prices ranging from $0.38 to $1.00 per share. As of April 30, 2003 the Company's liability associated with convertible notes payable that remained outstanding was $965,000. In May 2003, we exchanged several of our outstanding convertible notes due in May 2003 for new notes totaling $396,000. The new notes, which bear interest at 1% of the outstanding principal owed per month, replaced four notes with principal and interest owed totaling $360,000. The new notes are due on of November 21, 2003, and are subject to prepayment in whole or in part upon the completion of a significant financing transaction or our receipt of proceeds from STEP INTO LIQUID. As of the date of this report, we have repaid $36,000 of these new notes.

         In June 2000, we entered into five long-term credit facilities, pursuant to which we borrowed $750,000. We repaid $500,000 of these borrowings during fiscal 2001. The remaining principal and interest at 6% per year will be due June 29, 2003.

         In April 2002, we entered into a license and development agreement with Adaptive Networks, Inc. that included development services relating to our FPGA-based prototype. We agreed to pay Adaptive an aggregate of $1,559,000 for these services. As of April 30, 2003, the remaining balance due to Adaptive under the license and development agreement was $243,000.

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

         On December 2, 2002 a separation agreement was signed with Thomas Cooper, our former President and Chief Executive Officer. One of the terms of the agreement obligates the Company to pay Mr. Cooper $57,692 in accrued salary that was voluntarily deferred by Mr. Cooper during his employment. As of April 30, 2003, the amount outstanding to Mr. Cooper in connection with the separation agreement was $20,000.

         For a period between August and December, 2002, the Company's management team temporarily deferred a portion of executive salaries in order to reduce monthly expenses. As of April 30, 2003, the remaining balance of these executive salary deferrals amounted to approximately $107,000.

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

         We have been able to continue based upon our receipt of funds from the issuance of equity securities and borrowings, and by acquiring assets or paying expenses by issuing stock. Our continued existence is dependent upon our continued ability to raise funds through the issuance of our securities or borrowings, and our ability to acquire assets or satisfy liabilities by the issuance of stock. Management's plans in this regard are to obtain other debt and equity financing until profitable operation and positive cash flow are achieved and maintained. Although management believes, based on the fact that it raised approximately $12,825,000 through sales of common stock and $4,055,000 from borrowings from November 1, 1999 through April 30, 2003, that it will be able to secure suitable additional financing for the Company's operations, there can be no guarantee that such financing will continue to be available on reasonable terms, or at all.

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

         STOCK-BASED COMPENSATION. The Company has elected to account for fixed award stock options and nonemployee directors' options under the provisions of APB No. 25, "Accounting for Stock Issued to Employees." As such, no compensation cost has been recorded in the financial statements relative to these options. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of these options for disclosure purposes. Stock compensation issued to non-employees/directors is accounted for in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123" ("SFAS 148"). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the annual disclosure provisions of SFAS 148 in our financial reports beginning with the year ended October 31, 2003 and the interim disclosure provisions for financial reports beginning with the quarter ended April 30, 2003. As our adoption of this standard involves disclosures only, it has not had a significant impact on our consolidated financial position, results of operations or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provision of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provision relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         There have been no material changes to the Company's market risk for the three months ended April 30, 2003. See the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2002 for additional discussions regarding quantitative and qualitative disclosures about market risk.

ITEM 4.  CONTROLS AND PROCEDURES.

         As indicated in the certifications contained in this report, the principal executive officer, principal financial officer and principal accounting officer of New Visual Corporation have evaluated the Company's disclosure controls and procedures as of April 30, 2003. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis. There have not been changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) During the three months ended April 30, 2003, the Company sold or issued unregistered securities as follows:

         In February 2003, we:
                  o sold an aggregate of 1,220,827 shares of common stock to 21 investors for total proceeds of $267,643; and
                  o sold 1,652,361 shares of common stock to a "non-US Person" (as such term is defined in Regulation S under the Securities Act of 1933) for total proceeds of $249,016.

         In March 2003, we:
                  o sold an aggregate of 954,107 shares of common stock to ten investors for total proceeds of $176,860;
                  o issued 40,476 shares of common stock valued at $17,000 to a company upon its cashless exercise of a warrant; and
                  o sold 1,039,848 shares of common stock to a "non-US Person" (as such term is defined in Regulation S under the Securities Act of 1933) for total proceeds of $132,148.

         In April 2003, we:
                  o sold an aggregate of 806,473 shares of common stock to eight investors for total proceeds of $121,971; and
                  o sold 1,349,664 shares of common stock to a "non-US Person" (as such term is defined in Regulation S under the Securities Act of 1933) for total proceeds of $194,673.

         Following the quarter ended April 30, 2003, we sold or issued the following unregistered securities:

         In May 2003, we:
                  o sold an aggregate of 756,166 shares of common stock to nine investors for total proceeds of $113,425;
                  o sold 473,023 shares of common stock to a "non-US Person" (as such term is defined in Regulation S under the Securities Act of 1933) for total proceeds of $69,588;

                  o issued an aggregate of $396,000 principal amount of convertible promissory notes to four investors, which notes are convertible into shares of our common stock at a conversion price of $1.00 per share and which were issued in exchange for four convertible promissory notes issued in May 2002 with aggregate principal and interest due at the time of the exchange of $360,000; and
                  o issued 31,250 shares of common stock upon conversion of a convertible note held by one investor, resulting in the cancellation of $10,000 that would have been outstanding under the note.

         In June 2003, we:
                  o sold an aggregate 473,333 shares of common stock to five investors for total proceeds of $66,000; and
                  o issued 15,625 shares of common stock upon conversion of a convertible note held by one investor, resulting in the cancellation of $5,000 that would have been outstanding under the note.

         All of the securities issued in the transactions described above were issued without registration under the Securities Act in reliance upon the exemptions provided in Section 4(2) of the Securities Act or Regulation S under such Securities Act. Except with respect to securities sold under Regulation S, the recipients of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in all of the above transactions. The Company believes the recipients were all "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in its common stock. All recipients had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions described above involved general solicitation or advertising.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

4.1 Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 10-Q for the period ended January 31, 2003 (the "January 2003 10-Q")).

4.2 Certificate of Amendment to Certificate of Designation of Series C Convertible Preferred Stock.*

4.3 Amendment to Rights Agreement between New Visual Corporation and Wachovia Bank, N.A, dated effective May 18, 2003.*

4.4      Certificate of Designation of Series D Convertible Preferred Stock.*

10.1 Convertible Promissory Note dated February 10, 2003 by New Visual Corporation in favor of James Warren.*

10.2 Warrant Certificate dated February 12, 2003, issued by New Visual Corporation to Dan Lombardi (incorporated by reference to Exhibit 10.7 of the January 2003 10-Q).

10.3 Regulation S Stock Purchase Agreement, dated as of April 15, 2003, between New Visual Corporation and Californian Securities S.A.*

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
________________
*        Filed herewith.

(b)      Reports on Form 8-K: None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NEW VISUAL CORPORATION
                                       (Registrant)


Dated:   June 16, 2003                 By: /s/ Brad Ketch
                                           BRAD KETCH
                                           President and Chief Executive Officer
                                           (PRINCIPAL EXECUTIVE OFFICER)


Dated:   June 16, 2003                 By: /s/ Thomas J. Sweeney
                                           THOMAS J. SWEENEY
                                           Chief Financial Officer
                                           (PRINCIPAL FINANCIAL AND ACCOUNTING
                                            OFFICER)

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


Date: June 16, 2003                       /s/ Brad Ketch
                                          Brad Ketch
                                          President and Chief Executive Officer

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


Date: June 16, 2003                                   /s/ Thomas J. Sweeney
                                                      Thomas J. Sweeney
                                                      Chief Financial Officer

                                  EXHIBIT INDEX


4.1 Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 10-Q for the period ended January 31, 2003 (the "January 2003 10-Q")).

4.2 Certificate of Amendment to Certificate of Designation of Series C Convertible Preferred Stock.

4.3 Amendment to Rights Agreement between New Visual Corporation and Wachovia Bank, N.A, dated effective May 18, 2003.

4.4      Certificate of Designation of Series D Convertible Preferred Stock.

10.1 Convertible Promissory Note dated February 10, 2003 by New Visual Corporation in favor of James Warren.*

10.2 Warrant Certificate dated February 12, 2003, issued by New Visual Corporation to Dan Lombardi (incorporated by reference to Exhibit 10.7 of the January 2003 10-Q).

10.3 Regulation S Stock Purchase Agreement, dated as of April 15, 2003, between New Visual Corporation and Californian Securities S.A.

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.