Form 10-Q
period 2003-07-31
NEW VISUAL CORP
filed 2003-09-15
CIK 1026595

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003

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

                                 Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

     The number of shares of the issuer's Common Stock, par value $.001 per share, outstanding as of September 12, 2003, was 68,824,080.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     ITEM I - FINANCIAL STATEMENTS


                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                               INDEX TO FORM 10-Q
                                  JULY 31, 2003


                                                                       Page Nos.
                                                                       ---------

PART    I - FINANCIAL INFORMATION:

    ITEM I - FINANCIAL STATEMENTS

        CONDENSED CONSOLIDATED BALANCE SHEETS                              1
             At July 31, 2003 (Unaudited) and October 31, 2002

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)        2
             For the Nine Months Ended July 31, 2003 and 2002
             For the Period from November 1, 1999 to July 31, 2003

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)        3
             For the Three Months Ended July 31, 2003 and 2002

        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'                4 - 5
             EQUITY (Unaudited)
                 For the Nine Months Ended July 31, 2003

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)      6 - 7
             For the Nine Months Ended July 31, 2003 and 2002
             For the Period from November 1, 1999 to July 31, 2003

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS             8 - 27

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL          28 - 33
        CONDITION AND RESULTS OF OPERATIONS

    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                33
        MARKET RISK

    ITEM 4 - CONTROLS AND PROCEDURES                                       33


PART II - OTHER INFORMATION

    ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                  34 - 35

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                           35 - 36


                               NEW VISUAL CORPORATION AND SUBSIDIARIES
                      (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                               ASSETS
                                               ------
                                                                          July 31,     October 31,
                                                                           2003            2002
                                                                       -------------   -------------
                                                                        (Unaudited)
Current Assets:
   Cash                                                                $    117,578    $    311,577
   Other receivable from officers                                             9,154          10,032
   Other current assets                                                      61,562           1,650
                                                                       -------------   -------------
       Total Current Assets                                                 188,294         323,259

Property and Equipment - Net of accumulated depreciation of $415,880
   at July 31, 2003 and $397,159 at October 31, 2002, respectively           45,812          64,533
Technology License and Capitalized Software Development Fee               5,751,000       5,751,000
Projects under Development                                                2,178,831       2,178,831
Other Assets                                                                 14,679          14,679
                                                                       -------------   -------------
       Total Assets                                                    $  8,178,616    $  8,332,302
                                                                       =============   =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------

Current Liabilities:
   Convertible notes payable                                           $  1,163,000    $    954,500
   Notes payable                                                            730,311         971,407
   Accounts payable and accrued expenses                                  1,711,499       2,247,698
   License and development fees payable                                     138,000         734,000
                                                                       -------------   -------------
       Total Liabilities                                                  3,742,810       4,907,605
                                                                       -------------   -------------
Redeemable Series B Preferred Stock                                       3,192,000       3,192,000
                                                                       -------------   -------------
Commitments, Contingencies and Other Matters

Stockholders' Equity:
   Preferred stock - $0.01 par value; 15,000,000 shares authorized;
       Series A junior participating preferred stock; -0- shares
       issued and outstanding                                                    --              --
   Common stock - $0.001 par value; 100,000,000 shares authorized;
       67,367,482 and 49,787,069 shares issued and outstanding at
       July 31, 2003 and October 31, 2002, respectively                      67,367          49,787
   Additional paid-in capital                                            50,517,794      47,097,830
   Unearned financing fees                                                  (22,391)       (214,952)
   Unearned compensation                                                   (673,382)       (331,581)
   Accumulated deficit at October 31, 1999                              (12,300,033)    (12,300,033)
   Deficit accumulated during the development stage                     (36,345,549)    (34,068,354)
                                                                       -------------   -------------
       Total Stockholders' Equity                                         1,243,806         232,697
                                                                       -------------   -------------
       Total Liabilities and Stockholders' Equity                      $  8,178,616    $  8,332,302
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


                                                    For the Nine Months Ended
                                                            July 31,            For the Period from
                                                   ----------------------------- November 1, 1999 to
                                                        2003           2002        July 31, 2003
                                                   -------------   -------------   -------------
REVENUES                                           $         --    $         --    $     12,200
                                                   -------------   -------------   -------------
OPERATING EXPENSES:
    Cost of sales                                            --              --          21,403
    Projects costs written-off                               --              --         114,613
    Acquired in-process research and
        development expenses                                 --              --       6,050,000
    Compensatory element of stock issuances
        related to selling, general and
        administrative expenses                       1,659,429       1,601,295      10,936,023
    Research and development                             71,401       1,400,019       3,024,725
    Selling, general and administrative expenses      1,523,308       2,504,605      11,207,799
    Litigation settlement                                    --              --       1,000,000
    Loss on disposal of equipment                            --              --           7,500
                                                   -------------   -------------   -------------
        TOTAL OPERATING EXPENSES                      3,254,138       5,505,919      32,362,063
                                                   -------------   -------------   -------------
OPERATING LOSS                                       (3,254,138)     (5,505,919)    (32,349,863)
                                                   -------------   -------------   -------------
OTHER (INCOME) EXPENSES:
    Interest expense                                    235,730       1,004,986       1,628,522
    Amortization of unearned financing costs            261,327         861,040       3,841,164
    Gain on litigation settlement                    (1,474,000)             --      (1,474,000)
                                                   -------------   -------------   -------------
        TOTAL OTHER EXPENSES (INCOME)                  (976,943)      1,866,026       3,995,686
                                                   -------------   -------------   -------------
NET LOSS                                           $ (2,277,195)   $ (7,371,945)   $(36,345,549)
                                                   =============   =============   =============

BASIC AND DILUTED NET LOSS PER SHARE               $      (0.04)   $      (0.19)
                                                   =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                               57,206,153      39,398,658
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



                                                          For the Three Months Ended
                                                                   July 31,
                                                        -----------------------------
                                                            2003            2002
                                                        -------------   -------------

REVENUES                                                $         --    $         --
                                                        -------------   -------------
OPERATING EXPENSES:
   Compensatory element of stock issuances related to
       selling, general and administrative expenses          326,436         139,142
   Research and development                                       --         121,088
   Selling, general and administrative expenses              533,165       1,128,897
                                                        -------------   -------------
       TOTAL OPERATING EXPENSES                              859,601       1,389,127
                                                        -------------   -------------
OPERATING LOSS                                              (859,601)     (1,389,127)
                                                        -------------   -------------
OTHER EXPENSES:
   Interest expense                                          111,610         555,677
   Amortization of unearned financing costs                   51,176         337,728
                                                        -------------   -------------
       TOTAL OTHER EXPENSES                                  162,786         893,405
                                                        -------------   -------------
NET LOSS                                                $ (1,022,387)   $ (2,282,532)
                                                        =============   =============
BASIC AND DILUTED LOSS PER SHARE                        $      (0.02)   $      (0.05)
                                                        =============   =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                            65,114,315      47,470,923
                                                        =============   =============





See notes to condensed consolidated financial statements.

                                   NEW VISUAL CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                 (UNAUDITED)
                                   FOR THE NINE MONTHS ENDED JULY 31, 2003


                                                                     Common Stock              Additional
                                                              -----------------------------      Paid-in
                                                                 Shares          Amount          Capital
                                                              -------------   -------------   -------------
Nine Months Ended July 31, 2003:
--------------------------------

Balance - October 31, 2002                                      49,787,069    $     49,787    $ 47,097,830

Issuance of common stock for cash ($.15 to $.35 per share)      15,253,411          15,253       2,642,562
Issuance of common stock for conversion of promissory notes
   and interest ($.39 to $1.00 per share)                          775,941             776         286,974
Issuance of common stock for deferred payroll                       88,710              89          54,911
Issuance of common stock under consulting agreements
   ($.41 to $.64 per share)                                      3,621,875           3,622       1,535,628
Cashless exercise of warrants                                       40,476              40             (40)
Cancellation of shares under legal settlement                   (2,200,000)         (2,200)     (1,471,800)
Stock offering costs                                                    --              --        (159,017)
Value assigned to beneficial conversion feature                         --              --          68,766
Value assigned to warrants issued to consultant                         --              --         454,380
Value assigned to options issued to consultant                          --              --           7,600
Amortization of unearned compensation expense                           --              --              --
Amortization of unearned financing cost                                 --              --              --
Net loss                                                                --              --              --
                                                              -------------   -------------   -------------
Balance - July 31, 2003                                         67,367,482    $     67,367    $ 50,517,794
                                                              =============   =============   =============


                                                                                Unearned        Unearned
                                                                                Financing     Compensation
                                                                                  Costs          Expense
                                                                              -------------   -------------
Nine Months Ended July 31, 2003:
--------------------------------
                                                                              -------------   -------------
Balance - October 31, 2002                                                    $   (214,952)   $   (331,581)

Issuance of common stock for cash ($.15 to $.35 per share)                              --              --
Issuance of common stock for conversion of promissory notes
   and interest ($.39 to $1.00 per share)                                               --              --
Issuance of common stock for deferred payroll                                           --              --
Issuance of common stock under consulting agreements
   ($.41 to $.64 per share)                                                             --      (1,294,000)
Cashless exercise of warrants                                                           --              --
Cancellation of shares under legal settlement                                           --              --
Stock offering costs                                                                    --              --
Value assigned to beneficial conversion feature                                    (68,766)             --
Value assigned to warrants issued to consultant                                         --        (454,380)
Value assigned to options issued to consultant                                          --          (7,600)
Amortization of unearned compensation expense                                           --       1,414,179
Amortization of unearned financing cost                                            261,327              --
Net loss                                                                                --              --
                                                                              -------------   -------------
Balance - July 31, 2003                                                       $    (22,391)   $   (673,382)
                                                                              =============   =============



See notes to condensed consolidated financial statements.

                                     NEW VISUAL CORPORATION AND SUBSIDIARIES
                            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
                             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                   (UNAUDITED)
                                     FOR THE NINE MONTHS ENDED JULY 31, 2003


                                                                                                      Total
                                                                                    Accumulated    Stockholders'
                                                                                      Deficit         Equity
                                                                                   -------------   -------------
Nine Months Ended July 31, 2003:

Balance - October 31, 2002                                                         $(46,368,387)   $    232,697

Issuance of common stock for cash ($.15 to $.35 per share)                                   --       2,657,815
Issuance of common stock for conversion of promissory notes
   and interest ($.39 to $1.00 per share)                                                    --         287,750
Issuance of common stock for deferred payroll
   ($.62 per share)                                                                          --
Issuance of common stock under consulting agreements                                         --          55,000
   ($.41 to $.64 per share)                                                                  --         245,250
Cashless exercise of warrants                                                                --              --
Cancellation of shares under legal settlement                                                --      (1,474,000)
Stock offering costs                                                                         --        (159,017)
Value assigned to beneficial conversion feature                                              --              --
Value assigned to warrants issued to consultant                                              --              --
Value assigned to options issued to consultant                                               --              --
Amortization of unearned compensation expense                                                --       1,414,179
Amortization of unearned financing cost                                                      --         261,327
Net loss                                                                             (2,277,195)     (2,277,195)
                                                                                   -------------   -------------
Balance - July 31, 2003                                                            $(48,645,582)   $  1,243,806
                                                                                   =============   =============

Accumulated deficit as of November 1, 1999                                         $(12,300,033)

Accumulated deficit during development stage (November 1, 1999 to July 31, 2003)    (36,345,549)
                                                                                   -------------
Total Accumulated Deficit as of July 31, 2003                                      $(48,645,582)
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


                                                            For the Nine Months Ended
                                                                      July 31,         For the Period from
                                                          ----------------------------- November 1, 1999 to
                                                              2003            2002        July 31, 2003
                                                          -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                               $ (2,277,195)   $ (7,371,945)   $(36,371,205)
   Adjustments to reconcile net loss to net cash used
       in operating activities:
          Consulting fees and other compensatory
             elements of stock issuances                     1,659,429       1,601,295      10,936,023
          Stock issued for acquired in-process
             research and development                               --              --       6,050,000
          Stock issued for litigation settlement                    --              --       1,000,000
          Projects costs written-off                                --              --         114,613
          Amortization of unearned financing costs             261,327         861,040       3,841,164
          Depreciation                                          18,721          61,937         311,846
          Loss on disposal of equipment                             --           3,596           7,500
          Interest charges related to convertible notes             --         497,375              --
          Unusual item - gain on litigation settlement      (1,474,000)             --      (1,474,000)
   Changes in Assets (Increase) Decrease:
       Other current assets                                    (59,912)         70,979        (104,182)
       Due from related parties                                    877         (42,435)         64,887
       Projects under development                                   --        (133,659)     (2,159,699)
       Other assets                                                 --          19,502          (9,679)
   Changes in Liabilities Increase (Decrease):
       Accounts payable and accrued expenses                  (272,006)        790,965       2,383,050
                                                          -------------   -------------   -------------
   NET CASH USED IN OPERATING ACTIVITIES                    (2,142,759)     (3,641,350)    (15,409,682)
                                                          -------------   -------------   -------------
CASH USED IN INVESTING ACTIVITIES
   Acquisition of property and equipment                            --          (2,513)       (408,548)
   Acquisition of license                                     (596,000)       (965,000)     (1,671,000)
   Proceeds from sale of equipment                                  --              --         145,616
                                                          -------------   -------------   -------------
   NET CASH USED IN INVESTING ACTIVITIES                      (596,000)       (967,513)     (1,933,932)
                                                          -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                    2,657,813       1,978,925      13,458,230
   Proceeds from loan payable                                       --         500,000       1,456,886
   Proceeds from exercise of warrants                               --         728,000         933,000
   Proceeds from convertible notes payable                     287,000       1,507,750       2,697,250
   Repayments of notes payable                                (241,096)             --        (741,096)
   Offering costs related to stock issuances                  (159,017)       (241,518)       (406,010)
   Purchase of treasury stock                                       --         (82,000)             --
                                                          -------------   -------------   -------------
   NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                            2,544,700       4,391,157      17,398,260
                                                          -------------   -------------   -------------
(DECREASE) INCREASE IN CASH                                   (194,059)       (217,706)         54,646

CASH AND CASH EQUIVALENTS - BEGINNING                          311,577         294,802          62,872
                                                          -------------   -------------   -------------
CASH AND CASH EQUIVALENTS - ENDING                        $    117,518    $     77,096    $    117,518
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




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                            For the Nine Months Ended
                                                                      July 31,         For the Period from
                                                          ----------------------------- November 1, 1999 to
                                                              2003            2002        July 31, 2003
                                                          -------------   -------------   -------------
Cash paid during the period for:

   Interest                                               $     54,904    $         --    $     55,430
                                                          =============   =============   =============
   Income taxes                                           $         --    $         --    $         --
                                                          =============   =============   =============
Non-Cash Investing and Financing Activities:

   Principal and interest on convertible notes
       satisfied by issuance of common stock              $    287,750    $  2,039,625    $  2,471,376
                                                          =============   =============   =============
   Common stock issued in the acquisition of license      $         --    $    750,000    $    750,000
                                                          =============   =============   =============
   Redeemable Series B Preferred stock issued in
       the acquisition of license                         $         --    $  3,192,000    $  3,192,000
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



NOTE 1 - PRINCIPLES OF CONSOLIDATION AND BUSINESS AND CONTINUED OPERATIONS

         PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of New Visual Corporation and its wholly owned operating subsidiaries, NV Entertainment, Inc., Impact Multimedia, Inc. and NV Technology, Inc. (formerly New Wheel Technology, Inc.) ("New Wheel") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

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

         The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, for the nine months ended July 31, 2003, the Company incurred a net operating loss of approximately $2,277,000 and had a working capital deficiency of $3,554,516. The Company has limited finances and requires additional funding in order to accomplish its growth objectives and marketing of its products and services. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to expand its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

         BUSINESS AND CONTINUED OPERATIONS (CONTINUED)

         The success of the Company's telecommunication segment is dependent upon the successful completion of development and marketing of its broadband technology. No assurance can be given that the Company can complete such technology, or that it can commercialize it on a large-scale basis or at a feasible cost. No assurance can be given that such technology will receive market acceptance.

         Until the commencement of sales from either segment, the Company will have no operating revenues, but will continue to incur substantial operating expenses, capitalized costs and operating losses.

         Management's business plan will require additional financing. To support its operations during the nine months ended July 31, 2003, the Company borrowed $287,000 represented by convertible promissory notes.

         During the nine months ended July 31, 2003, the Company received $2,657,813 from the sale of 15,233,411 shares of its common stock. The Company is exploring other financing alternatives, including private placements and public offerings.

         The Company's ability to continue as a going concern is dependent upon obtaining additional financing. These consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the nine-month period ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003.

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

         Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization is provided on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product.

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

         The Company has no amortization expense for the nine months ended July 31, 2003 and 2002 for its capitalized software development costs.

         STOCK-BASED COMPENSATION

         The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes accounting and reporting standards for stock-based employee compensation plans. This statement allows companies to choose between the fair value-based method of accounting as defined in this statement and the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees."

         The Company has elected to continue to follow the accounting guidance provided by APB 25, as permitted for stock-based compensation relative to the Company's employees. Stock and options granted to other parties in connection with providing goods and services to the Company are accounted for under the fair value method as prescribed by SFAS 123.

         In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS Statement No. 123". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. The Company has adopted the increased disclosure requirements of SFAS No. 148 for the nine months ended July 31, 2003.

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



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         STOCK-BASED COMPENSATION (CONTINUED)

         The additional disclosures required by SFAS No. 148 are as follows:

                                                                     Nine Months Ended
                                                                         July 31,
                                                              -----------------------------
                                                                  2003            2002
                                                              -------------   -------------
           Net loss attributable to common stockholders, as
             reported                                         $ (2,277,195)   $ (7,371,945)
           Add:  Stock-based employee compensation
             expense included in reported net loss
             applicable to common stockholders                          --              --
           Less: Total stock-based employee
             compensation expense determined under the
             fair value-based method of all awards                (713,374)     (3,335,228)
                                                              -------------   -------------
           Proforma net loss attributable to common
             stockholders                                     $ (2,990,569)   $(10,707,173)
                                                              =============   =============

           Basic and Diluted Net Loss Attributable to
             Common Stockholders:
                 As reported                                  $      (0.04)   $      (0.19)
                                                              =============   =============
                 Proforma                                     $      (0.05)   $      (0.27)
                                                              =============   =============

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

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. The Company adopted SFAS No. 145 as of the six months ended April 30, 2003,. The adoption had no significant impact on its financial position and results of operations.

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

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company during the first quarter ending January 31, 2003. The adoption of FIN 45 had no significant impact on its consolidated financial position or results of operations.

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

         In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Company has not yet evaluated the impact from SFAS No. 149 on its financial position and results of operations, if any.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of SFAS No. 150 will have on its financial position and results of operations.

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

         The Company also agreed to pay ANI a development fee of $1,559,000 for software development services and to pay ANI a royalty equal to a percentage of the net sales of products sold by the Company and license revenue received by the Company. As of July 31, 2003, $138,000 of this development fee was outstanding.

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

         The success of the Company's telecommunication segment is dependent upon the successful completion of development and testing of its broadband technology currently under development by its wholly owned subsidiary, NV Technology, Inc. No assurance can be given that the Company can complete development of such technology, or that with respect to such technology that is fully developed, it can be commercialized on a large-scale basis or at a feasible cost. No assurance can be given that such technology will receive market acceptance.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 4 - "STEP INTO LIQUID" - FEATURE LENGTH FILM

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

         Artisan Entertainment is distributing the Company's feature length film within the US and Canada. The film was released in August 2003. The definitive agreement includes a substantial print and advertising promotional commitment for the theatrical release, distribution fees, performance-driven minimum guarantees for both the theatrical and video/DVD releases, a modest cash advance and a 10-year license.

         As of July 31, 2003, the Company has funded approximately $2,179,000 of production and other costs, which was included in projects under development in the accompanying consolidated balance sheet. As of July 31, 2003, the film was completed. No amortization of the capitalized film cost was necessary for the nine-month periods ended July 31, 2003 and 2002.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                                    At July 31,   At October 31,
                                                       2003            2002
                                                   ------------   ------------

           Deferred officers compensation          $    66,601    $   181,596
           Accrued bonuses and payroll                 498,037        334,307
           Professional fees                           409,317        623,044
           Interest payable                            490,101        541,350
           Consulting fees                               2,500         62,018
           Miscellaneous                               244,943        505,383
                                                   ------------   ------------
                                                   $ 1,711,499    $ 2,247,698
                                                   ============   ============

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 6 - CONVERTIBLE NOTES PAYABLE

         As of July 31, 2003, the outstanding amount for all notes was $1,559,575, of which $396,575 was recorded as interest expense.

         During the nine months ended July 31, 2003, the Company entered into seven new convertible promissory note agreements, totaling $287,000. The Company agreed to pay the principal and an amount equal up to 50% of the principal sum if the Company reaches certain milestones from the distribution of its motion picture (see Note 4). The notes may be converted at any time, in whole or in part, into fully paid and non-assessable shares of common stock at conversion prices ranging from $0.15 to $1.00. During the nine months ended July 31, 2003, twelve convertible promissory notes were converted to 775,941 shares of the Company's common stock, totaling $287,750, of which $89,250 represented accrued interest.

         During the nine months ended July 31, 2003, four convertible notes, totaling $240,000, plus accrued interest of $156,000, were converted into four new convertible promissory note agreements with the principal amount of $396,000. During the nine months ended July 31, 2003, the Company repaid $36,000 of principal on these notes. The notes accrue interest at a rate of 1% per month. The notes are to be repaid the earlier of November 21, 2003, or upon the Company reaching certain milestones from the distribution of its motion picture.

         Six of the above convertible notes that were entered into during the nine months ended July 31, 2003 are convertible into common stock at conversion rates lower than the market price at the issuance of the convertible notes. Therefore, as of July 31, 2003, the value of such beneficial conversion feature was $68,766 and such amount was charged to financing costs during the nine months ended July 31, 2003.

NOTE 7 - NOTES PAYABLE

         On November 4, 2002, the Company repaid $200,000 under a promissory note agreement entered into on October 29, 2002.

         In June 2000, the Company entered into five long-term credit facilities, pursuant to which it borrowed $750,000. The Company repaid $500,000 of these borrowings during fiscal 2001. The remaining principal and interest at 6% per year was originally due June 29, 2003, but has been extended to June 29, 2004.

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


NOTE 8 - PREFERRED STOCK (CONTINUED)

         REDEEMABLE SERIES B PREFERRED STOCK (CONTINUED)

         In April 2002, the Company issued 3,192 shares of its Series B Preferred Stock, with redemption and liquidation preference of $3,192,000, in connection with a development and license agreement discussed in Note 3. As of October 31, 2002 and July 31, 2003, there were 4,000 authorized shares Series B Preferred Stock and 3,192 shares issued and outstanding. Based on the redemption term, the Series B Preferred Stock is not included in stockholders' equity.

         SERIES C, SERIES D, AND SERIES E CONVERTIBLE PREFERRED STOCK

         On February 24, 2003 the Company amended its Articles of Incorporation and designated 100,000 shares of its authorized preferred stock as Series C Preferred Stock, par value $0.01 per share. On May 16, 2003, the Company amended this designation and fixed the number of shares designated as Series C Preferred Stock as 57,894.201. On June 13, 2003 and June 27, 2003, the Company amended its Articles of Incorporation and designated 5,882.353 shares of its authorized preferred stock as Series D Preferred Stock, par value $0.01 per share and 25,000 shares of its authorized preferred stock as Series E Preferred Stock, par value $0.01 per share. All of the designated Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock were issued in May and June 2003, to collateralize proposed loans to the Company of approximately $1,500,000, $400,000 and $500,000.

         The shares are returnable to the Company upon demand in the event the proposed loans are not completed. As of September 12, 2003 the Company has not received any monies from the proposed loans.

         The terms of the Series C, Series D and Series E Preferred Stock are substantially the same. None of the series is entitled to receive dividends or to vote, except as required by Utah law, and none of the series is subject to mandatory redemption. The aggregate liquidation preference of each series is equal to the unpaid balance of principal and interest on the proposed loan to be collateralized by the shares of such series. In the event of a default under such proposed loan, the Series C, Series D or Series E Preferred Stock, as applicable, can be converted into common stock of the Company to liquidate the unpaid balance of the loan and related interest.

                              NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 9 - STOCKHOLDERS' EQUITY

         2003 CONSULTANT STOCK PLAN

         On January 30, 2003, the Company adopted its 2003 Consultant Stock Plan to promote the interests of the Company, its affiliated entities and its stockholders by using investment interests in the Company to attract, retain and motivate certain outside consultants. The Company's employees, officers and directors are not eligible to receive awards under this plan. The maximum number of shares of common stock reserved and available for issuance under this plan is 6,000,000, subject to adjustment. The 2003 Consultant Stock Plan is administered by the Board of Directors. Stock and non-qualified stock options may be issued under this plan. The exercise price for each stock option is determined by the Board of Directors as of the date such stock option is granted. The Board of Directors may grant stock options under the plan that may be exercised for a period of up to ten years. As of July 31, 2003, 3,200,000 shares of stock and no options had been granted under this plan.

         STOCK PURCHASE AGREEMENT

         On April 15, 2003, the Company entered into a stock purchase agreement that agreed to sell up to 1,600,000 shares of the Company's common stock at $.145 per share. The shares sold pursuant to this agreement were sold pursuant to Regulation S of the Securities Act of 1933, as amended. As of July 31, 2003, 1,349,664 shares were sold under this agreement, resulting in total proceeds of $195,701.

         SIGNIFICANT COMMON STOCK ISSUANCES DURING THE NINE MONTHS ENDED JULY 31, 2003

         During the nine months ended July 31, 2003, the Company received $2,464,170 from the sale of 13,903,747 shares of common stock to investors.

         During the nine months ended July 31, 2003, the Company issued $3,621,875 shares of its common stock, valued at $1,539,250, in connection with various consulting agreements. During the nine months ended July 31, 2003, $876,250 was charged to operations.

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



NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

         STOCK OPTIONS

         A summary of the Company's stock option activity and related information follows:

                                                                Weighted                         Weighted
                                              In the Plan       Average     Outside the Plan     Average
                                             Stock Options   Exercise Price   Stock Options   Exercise Price
                                             -------------   --------------   -------------   --------------
         Outstanding - October 31, 2002         2,168,750       $   1.29         4,192,500       $   2.16

         Options granted - 11/02 - 07/31/03:
            In the Plans                               --             --                --             --
         Options granted - 11/02 - 07/31/03:
            Outside the Plans                          --             --         1,540,000            .63
         Options expired/cancelled:
            In the Plans                               --             --                --             --
            Outside the Plans                          --             --        (1,500,000)          1.02
                                             -------------   --------------   -------------   --------------
         Outstanding - July 31, 2003            2,168,750       $   1.29         4,232,500       $   2.01
                                             =============   ==============   =============   ==============
         Exercisable at July 31:
               2003                             1,837,188       $   1.22         2,800,833       $   2.71
               2004                             2,028,750       $   1.32         3,330,834       $   2.39
               2005                             2,180,000       $   1.31         4,219,167       $   2.02
               2006                             2,217,500       $   1.30         4,232,500       $   2.01

         The exercise price for options outstanding as of July 31, 2003 ranged from $0.31 to $4.40.

         WARRANTS

         On November 21, 2002, the Company granted a company warrants to purchase 100,000 shares of its common stock at an exercise price of $.25. The warrants vested immediately and expire on November 21, 2007. The fair value of stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $0.37 per share, or $37,000, which was recorded as an operating expense during the nine months ended July 31, 2003

         On February 13, 2003, the Company granted an individual warrants to purchase 500,000 shares of its common stock at an exercise price of $0.40. The warrants vested immediately and expire on February 13, 2005. The fair value of stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $0.29 per share, or $173,919, which was recorded as an operating expense during the nine months ended July 31, 2003.

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



NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

         WARRANTS (CONTINUED)

         On April 29, 2003, the Company granted a consulting firm warrants to purchase 1,000,000 shares of its common stock at an exercise price of $0.06. The warrants vested immediately and expire on May 3, 2006. In exchange for the issuance, the Company cancelled warrants to purchase 1,000,000 shares of its common stock, which were issued on July 30, 2002 at an exercise price of $0.75. The fair value of stock warrants of $243,461 was determined by using the Black-Scholes option pricing model and was recorded as an operating expense during the nine months ended July 31, 2003.

         At July 31, 2003, the Company had outstanding warrants to purchase shares of common stock as follows:

                                    Number of        Exercise         Expiration
             Grant Date               Shares           Price              Date
        -----------------          ------------    -------------    ------------------
        November 17, 2000            1,000,000     $       6.00     November 17, 2003
        November 17, 2000               88,000    Lesser of $6.00   November 17, 2003
                                                     or 50% of
                                                   market ($.32
                                                   at 07/31/03)
        March 12, 2001                  67,586             5.10     March 12, 2004
        March 12, 2001                  87,357             4.02     March 12, 2004
        June 14, 2001                   50,000             2.50     June 14, 2006
        June 14, 2001                   25,000             5.00     June 14, 2006
        June 14, 2001                   25,000            10.00     June 14, 2006
        November 5, 2001               200,000              .51     November 5, 2005

        February 11, 2002               50,000              .75     February 11, 2004
        February 11, 2002               50,000             1.25     February 11, 2004
        February 11, 2002              100,000             1.75     February 11, 2004
        February 11, 2002              100,000             2.25     February 11, 2004
        February 13, 2003              500,000              .40     February 13, 2005
        April 29, 2003               1,000,000              .06     May 3, 2006
                                   ------------    -------------
                                     3,342,943     $0.06-$10.00     June 7, 2003 - October 1, 2006
                                   ============
        Exercisable at
          July 31, 2003              3,342,943
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



NOTE 10 - COMMITMENTS AND CONTINGENCIES

         NET LOSS PER SHARE

         Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

            Warrants to purchase common stock                         3,342,943
            Options to purchase common stock                          6,401,250
            Convertible notes payable and accrued interest            1,559,575
            Series B Preferred stock ($0.34 at July 31, 2003)         9,388,235
                                                                    ------------
            Total as of July 31, 2003                                20,692,003
                                                                    ============
            Substantial issuance after July 31, 2003 through
               September 4, 2003:
                  Sale of common stock for cash                         613,766
                                                                    ============
                     Shares issued for services                          28,000
                                                                    ============

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

         NEW CONSULTING AGREEMENTS

         In January 2003, the Company entered into a one-year consulting agreement for financial consulting services, pursuant to which the Company agreed to issue 1,000,000 shares of the Company's common stock to a principal of the consultant. The consulting agreement provides that either party may terminate the consulting services at any time upon thirty days' written notice to the other party. On February 4, 2003, 1,000,000 shares of the Company's common stock were issued with a value of $410,000, of which $205,000 was recorded as an operating expense for the nine months ended July 31, 2003.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         In January 2003, the Company entered into a one-year consulting agreement for financial consulting services, pursuant to which the Company agreed to issue to each of two principals of the consultant 1,000,000 shares of the Company's common stock. The consulting agreement provides that either party may terminate the consulting services at any time upon thirty days' written notice to the other party. On February 5, 2003, 2,000,000 shares of the Company's common stock were issued with a value of $820,000, of which $410,000 was recorded as an operating expense for the nine months ended July 31, 2003.

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

         Brad Lundahl Dispute

         On August 2, 2002, a lawsuit was filed in California Superior Court in Santa Clara County against New Visual Corporation and NV Technology, by Brad Lundahl (d/b/a Lundahl Engineering) alleging that the Company breached a contract for consulting services it entered into with Mr. Lundahl in July 2000, by failing to pay Mr. Lundahl for his services as provided under the agreement. The lawsuit sought to compel arbitration based upon a provision mandating arbitration contained in the contract in question. On February 10, 2003, the Company agreed to a settlement of litigation. The settlement called for payments to the plaintiff totaling $40,000. These payments were was made in the six months ending April 30, 2003, and end all claims associated with this matter.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         LEGAL DISPUTES (CONTINUED)

         Douglas Furth Dispute

         In September 2002, the Company entered into a consulting agreement with an individual, pursuant to which, among other things, the individual agreed to provide certain consulting services and the Company agreed to pay for these services by, among other things, issuing 200,000 shares of common stock. A dispute arose between the parties concerning their respective obligations, but did not result in litigation. In December 2002, the Company and the individual entered into a settlement agreement and mutual release. In accordance with the settlement agreement, the individual received 150,000 shares of common stock in three equal installments. The settlement agreement cancelled the consulting agreement and provided for additional shares to be issued in the event of any failure to perform by the Company.

NOTE 11 - SEGMENT INFORMATION

         Summarized financial information concerning the Company's reportable segments is shown in the following table:

         For the Nine Months Ended July 31, 2003:

                                     Telecommunication   Entertainment   Unallocable
                                         Business           Business                      Totals
                                       ------------       ------------   ------------   ------------
           Net Sales                   $        --        $        --    $        --    $        --

           Operating Loss              $  (123,750)       $        --    $(3,130,388)   $(3,254,138)

           Depreciation and
             Amortization              $   268,379        $    10,397    $     1,272    $   280,048

           Total Identifiable Assets   $ 5,765,459        $ 2,319,995    $    93,162    $ 8,178,616

         For the Nine Months Ended July 31, 2002:

                                     Telecommunication   Entertainment   Unallocable
                                         Business           Business      Expenses         Totals
                                       ------------       ------------   ------------   ------------

           Net Sales                   $        --        $        --    $        --    $        --

           Operating Loss              $(1,400,019)       $        --    $(4,105,900)   $(5,505,919)

           Depreciation and
             Amortization              $   872,202        $     11,250   $    39,525    $   922,977

           Total Identifiable Assets   $ 5,856,372        $  2,197,076   $   293,736    $ 8,347,184

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
            (A DEVELOPMENT-STAGE COMPANY COMMENCING NOVEMBER 1, 1999)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 12 - SUBSEQUENT EVENTS

         COMMON STOCK

         As of September 4, 2003, the Company has received approximately $92,065 from the sale of 613,766 shares of common stock to investors.

         The Company also received $60,000 upon the exercise of warrants to purchase 1,000,000 shares of common stock.

         During August 2003, the Company issued 28,000 shares of common stock to four individuals valued at $10,360.

         MOVIE RELEASE

         On August 8, 2003 the Company's feature length film, STEP INTO LIQUID, was released by Artisan Entertainment, opening in 5 theaters in Hawaii, New York and Los Angeles. As of September 12, 2003 the film was showing in approximately 90 theaters across the United States.

         SERIES F AND SERIES G CONVERTIBLE PREFERRED STOCK

         On August 7, 2003 the Company amended its Articles of Incorporation and designated 10,297.118 shares of its authorized preferred stock as Series F Preferred Stock, par value $0.01 per share, and 10,297.118 shares of its authorized preferred stock as Series G Preferred Stock, par value $0.01 per share. All of the designated Series F Preferred Stock and Series G Preferred Stock were issued in August 2003, to collateralize proposed loans to the Company of approximately $1,000,000.

         The terms of the Series F and Series G Preferred Stock are substantially the same. Neither series is entitled to receive dividends or to vote, except as required by Utah law, and neither series is subject to mandatory redemption. The aggregate liquidation preference of each series is equal to the unpaid balance of principal and interest on the proposed loan to be collateralized by the shares of such series. In the event of a default under such proposed loan, the Series F or Series G Preferred Stock, as applicable, can be converted into common stock of the Company to liquidate the unpaid balance of the loan and related interest.

         CHANGE IN COMPANY'S NAME AND INCREASE IN AUTHORIZED SHARES OF COMMON STOCK

         On August 25, 2003 the Annual Meeting of Shareholders of New Visual Corporation was held in Portland, Oregon. In connection with that meeting the shareholders voted to increase the number of authorized shares of common stock of the company from 100 million to 500 million. The shareholders also voted to amend the Articles of Incorporation to change the name of the company to Rim Semiconductor Company. Both of these changes will be effective upon the filing of Articles of Amendment with the office of the Secretary of State of Utah.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED JULY 31, 2003 AND NINE MONTHS ENDED JULY 31, 2002

         REVENUES. There were no revenues for the nine months ended July 31, 2003 or the nine months ended July 31, 2002.

         OPERATING EXPENSES. Operating expenses included the compensatory element of stock issuances related to selling, general and administrative expenses, research and development expenses and selling, general and administrative expenses. Total operating expenses decreased to approximately $3,254,000 for the nine months ended July 31, 2003, from approximately $5,506,000 for the nine months ended July 31, 2002. The decrease primarily resulted from reductions in research and development expenses and selling, general and administrative expenses. Although research and development expenses decreased from approximately $1,400,000 for the nine months ended July 31, 2002 to approximately $71,000 for the nine months ended July 31, 2003, the Company also paid, during the nine months ended July 31, 2003, approximately $546,000 to Adaptive Networks, Inc. for development fees that had been previously accrued and, therefore, were not included in operating expenses. The decrease in selling, general and administrative expenses from approximately $2,505,000 for the nine months ended July 31, 2002 to approximately $1,523,000 for the nine months ended July 31, 2003 resulted principally from reductions in salary expenses, legal expenses and travel expenses.

         OTHER EXPENSES. Other expenses included amortization of unearned financing costs, interest expense and a gain on the settlement of litigation. Total other expenses decreased from approximately $1,866,000 for the nine months ended July 31, 2002 to a gain of approximately $977,000 for the nine months ended July 31, 2003. A gain of approximately $1,474,000 was recorded during the nine months ended July 31, 2003 in connection with the settlement of litigation between the Company and Allan Blevins and Michael Shepperd, former officers of the Company. The gain resulted from the return to the Company and the cancellation of 2.2 million shares of common stock that had previously been issued to Messrs. Blevins and Shepperd. Interest expense decreased from approximately $1,005,000 for the nine months ended July 31, 2002 to approximately $236,000 for the nine months ended July 31, 2003. In the 2002 fiscal period the Company recognized interest expense related to the issuance of approximately $1,508,000 of convertible notes payable. Because the Company issued only $283,000 of convertible notes payable during the nine months ended July 31, 2003, interest expense was less during this period. Also, amortization of unearned financing costs decreased from approximately $861,000 for the nine months ended July 31, 2002 to approximately $261,000 for the nine months ended July 31, 2003 largely as a result of the reduction in the issuance of convertible notes payable from the nine months ended July 31, 2002 to the nine months ended July 31, 2003. Several of these convertible notes were convertible into common stock at a conversion rate lower than the market price at the time of issuance of the notes. As a result, there was an additional charge to amortization of unearned financing costs of approximately $766,000 for the nine months ended July 31, 2002.

         NET LOSS. The Company's net loss was approximately $2,277,000, or $0.04 per common share, for the nine months ended July 31, 2003, a decrease from the net loss of approximately $7,372,000, or $0.19 per common share, for the nine months ended July 31, 2002.

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2003 AND THREE MONTHS ENDED JULY 31, 2002

         REVENUES. There were no revenues for the three months ended July 31, 2003 or the three months ended July 31, 2002.

         OPERATING EXPENSES. Operating expenses included the compensatory element of stock issuances related to selling, general and administrative expenses, research and development expenses and selling, general and administrative expenses. Total operating expenses decreased to approximately $860,000 for the three months ended July 31, 2003, from approximately $1,389,000 for the three months ended July 31, 2002. The decrease primarily resulted from reductions in research and development expenses and selling, general and administrative expenses. Although research and development expenses decreased from approximately $121,000 for the three months ended July 31, 2002 to $0.00 for the three months ended July 31, 2003, the Company also paid, during the three months ended July 31, 2003, approximately $105,000 to Adaptive Networks, Inc. for development fees that had been previously accrued and, therefore, were not included in operating expenses. The decrease in selling, general and administrative expenses from approximately $1,129,000 for the three months ended July 31, 2002 to approximately $533,000 for the three months ended July 31, 2003 resulted from decreases in legal fees, travel and marketing and promotion costs. Expenses related to the compensatory element of stock issuances related to selling, general and administrative expenses increased from approximately $139,000 for the three months ended July 31, 2002 to approximately $326,000 for the three months ended July 31, 2003.

         OTHER EXPENSES. Other expenses included amortization of unearned financing costs and interest expense. Total other expenses decreased to approximately $163,000 for the three months ended July 31, 2003 from approximately $893,000 for the three months ended July 31, 2002. The decrease principally resulted from a decline in convertible notes payable transactions from approximately $614,000 for the three months ended July 31, 2002 to approximately $98,000 for the three months ended July 31, 2003. Because many of the convertible notes were convertible into common stock at a conversion rate lower than the market price at the time of issuance of the notes, there was an additional charge to amortization of unearned financing costs of approximately $404,000 for the three months ended July 31, 2002. In addition, interest expense associated with these convertible notes payable transactions for the three month ended July 31, 2003 amounted to approximately $307,000. Interest expense associated with the issuance of convertible notes payable for the three months ended July 31, 2003 amounted to approximately $44,000.

         NET LOSS. The Company's net loss was approximately $1,022,000, or $0.02 per common share, for the three months ended July 31, 2003, a decrease from the net loss of approximately $2,283,000, or $0.05 per common share, for the three months ended July 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was approximately $2,143,000 and $3,641,000 for the nine months ended July 31, 2003 and July 31, 2002, respectively. Cash balances totaled approximately $312,000 as of October 31, 2002 and $118,000 as of July 31, 2003.

         Since November 1, 1999 operations have been financed principally through sales of common stock, the exercise of warrants to purchase common stock, loans, the issuance of convertible notes payable and notes payable. Net proceeds from financing activities amounted to approximately $2,545,000 for the nine months ended July 31, 2003, including sales of common stock net of offering costs of approximately $2,499,000 and the issuance of convertible notes payable of approximately $287,000. Notes payable and convertible notes payable balances of approximately $277,000 were repaid during the period. Net proceeds from financing activities amounted to approximately $4,391,000 for the nine months ended July 31, 2002, including sales of common stock net of offering costs of approximately $1,737,000, proceeds from the exercise of warrants of $728,000, proceeds from loans and convertible notes payable of approximately $2,008,000.

         Stock was issued in payment of expenses amounting to approximately $1,659,000 and $1,601,000 for the nine-month periods ended July 31, 2003 and April 30, 2002, respectively.

         In April 2000, the Company entered into a joint venture production agreement to produce "STEP INTO LIQUID," a feature length surfing adventure film for theatrical distribution. Under the agreement, the Company is providing the funding for the production in the amount of up to $2,250,000 and, in exchange, the Company will receive a 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to the Company's initial investment of up to $2,250,000. As of July 31, 2003, the Company had funded approximately $2,122,000 of the production costs towards this project. Artisan Entertainment is distributing STEP INTO LIQUID within the US and Canada with a commitment for print and advertising support for the theatrical release as well as distribution fees, performance-driven minimum guarantees for both the theatrical and video/DVD releases, a modest cash advance and a 10 year license.

         STEP INTO LIQUID opened in 5 theaters in Hawaii, New York and Los Angeles on August 8, 2003 and was playing in approximately 90 theaters across the United States at September 12, 2003. The first weekend's box office revenues are estimated at $135,985. The estimated cumulative total box office revenues for the film's first six weeks, generated by widening the release to more theaters, amounted to an estimated $2,800,000. Based on the performance of the first six weeks, management believes that the film will gross approximately $40 million worldwide in the next twelve to fourteen months from all sources of potential revenue. Under the joint venture production agreement, the Company's distribution agreement with Artisan Entertainment and pending and customary agreements with other distributors and merchandisers, management believes that the Company will realize approximately $7 million from these sources.

         Research and development expenses totaled approximately $71,000 and $1,400,000 for the nine months ended July 31, 2003 and the nine months ended July 31, 2002, respectively. In addition, $546,000 in development fees were paid to Adaptive Networks, Inc. during the nine months ended July 31, 2003, which are being capitalized.

         During the fiscal years ended October 31, 2001 and October 31, 2002 and during the nine months ended July 31, 2003 the Company issued convertible notes payable totaling approximately $2,697,000. The Company agreed to pay the principal and interest in an amount equal to 50% of the principal if certain milestones are reached from the distribution of STEP INTO LIQUID. The notes that remain outstanding are convertible at any time, in whole or in part, into shares of common stock at conversion prices ranging from $0.33 to $1.00 per share. As of July 31, 2003 the Company's liability associated with convertible notes payable that remained outstanding was $1,163,000. In May 2003, we exchanged several of our outstanding convertible notes due in May 2003 for new notes totaling $396,000. The new notes, which bear interest at 1% of the outstanding principal owed per month, replaced four notes with principal and interest owed totaling $360,000. The new notes are due on November 21, 2003, and are subject to prepayment in whole or in part upon the completion of a significant financing transaction or our receipt of proceeds from STEP INTO LIQUID. As of the date of this report, we have repaid $36,000 of these new notes.

         In June 2000, we entered into five long-term credit facilities, pursuant to which we borrowed $750,000. We repaid $500,000 of these borrowings during fiscal 2001. The remaining principal and interest at 6% per year was originally due June 29, 2003, but has been extended to June 29, 2004.

         In April 2002, we entered into a license and development agreement with Adaptive Networks, Inc. that included development services relating to our FPGA-based prototype. We agreed to pay Adaptive an aggregate of $1,559,000 for these services. As of July 31, 2003, the remaining balance due to Adaptive under the license and development agreement was $138,000.

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

         On December 2, 2002 a separation agreement was signed with Thomas Cooper, our former President and Chief Executive Officer. One of the terms of the agreement obligates the Company to pay Mr. Cooper $57,692 in accrued salary that was voluntarily deferred by Mr. Cooper during his employment. As of July 31, 2003, the amount outstanding to Mr. Cooper in connection with the separation agreement was $10,000.

         For a period between August and December, 2002, the Company's management team temporarily deferred a portion of executive salaries in order to reduce monthly expenses. As of July 31, 2003, the remaining balance of these executive salary deferrals amounted to approximately $80,000.

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

         We have been able to continue based upon our receipt of funds from the issuance of equity securities and borrowings, and by acquiring assets or paying expenses by issuing stock. Our continued existence is dependent upon our continued ability to raise funds through the issuance of our securities or borrowings, and our ability to acquire assets or satisfy liabilities by the issuance of stock. Management's plans in this regard are to obtain other debt and equity financing until profitable operation and positive cash flow are achieved and maintained. Although management believes, based on the fact that it raised approximately $13,052,000 through sales of common stock and $4,154,000 from borrowings from November 1, 1999 through July 31, 2003, that it will be able to secure suitable additional financing for the Company's operations, there can be no guarantee that such financing will continue to be available on reasonable terms, or at all.

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         There have been no material changes to the Company's market risk for the three months ended July 31, 2003. See the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2002 for additional discussions regarding quantitative and qualitative disclosures about market risk.

ITEM 4.  CONTROLS AND PROCEDURES.

         As indicated in the certifications contained in this report, the principal executive officer, principal financial officer and principal accounting officer of New Visual Corporation have evaluated the Company's disclosure controls and procedures as of July 31, 2003. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis. There have not been changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) During the three months ended July 31, 2003, the Company sold or issued unregistered securities as follows:

         In May 2003, we:
            o sold an aggregate of 756,166 shares of common stock to nine investors for total proceeds of $113,425; and
            o sold 473,023 shares of common stock to a "non-US Person" (as such term is defined in Regulation S under the Securities Act of 1933) for total proceeds of $69,588;
            o issued an aggregate of $396,000 principal amount of convertible promissory notes to four investors, which notes are convertible into shares of our common stock at a conversion price of $1.00 per share and which were issued in exchange for four convertible promissory notes issued in May 2002 with aggregate principal and interest due at the time of the exchange of $360,000; and
            o issued 31,250 shares of common stock upon conversion of a convertible note held by one investor, resulting in the cancellation of $10,000 that would have been outstanding under the note.

         In June 2003, we:
            o sold an aggregate of 1,559,896 shares of common stock to thirteen investors for total proceeds of $229,985; and
            o issued 15,625 shares of common stock upon conversion of a convertible note held by one investor, resulting in the cancellation of $5,000 that would have been outstanding under the note.

         In July 2003, we:
            o     sold an aggregate of 1,447,400 shares of common stock to
                  fifteen investors for total proceeds of $217,110;
            o     issued 55,000 shares of common stock upon conversion of a
                  convertible note held by one investor, resulting in the cancellation of $16,500 in principal and interest that would have been outstanding under the note; and

            o issued an aggregate of $98,000 principal amount in convertible promissory notes to two investors, which notes are convertible into our common stock at conversion prices of $0.33 and $0.60 per share.

         Following the quarter ended July 31, 2003, we sold or issued the following unregistered securities:

         In August 2003, we:
            o sold an aggregate of 450,100 shares of common stock to seven investors for total proceeds of $67,515;
            o issued 300,000 shares of common stock upon exercise of a warrant held by one person for which we received an aggregate exercise price of $18,000; and
            o issued an aggregate of 28,000 shares of common stock to four persons for services valued at $10,360.

         In September 2003, we:
            o sold an aggregate of 163,666 shares of common stock to seven investors for total proceeds of $24,550; and
            o issued 700,000 shares of common stock upon exercise of a warrant held by one person for which we received an aggregate exercise price of $42,000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

4.1 Certificate of Amendment to Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 of the Company's Report on Form 10-Q for the period ended April 30, 2003 (the "April 2003 10-Q")).

4.2 Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 4.4 of the April 2003 10-Q).

4.3      Certificate of Designation of Series E Convertible Preferred Stock.*

4.4      Certificate of Designation of Series F Convertible Preferred Stock.*

4.5      Certificate of Designation of Series G Convertible Preferred Stock.*

4.6 Amendment to Rights Agreement between New Visual Corporation and Wachovia Bank, N.A., dated effective May 18, 2003 (incorporated by reference to Exhibit 4.3 of the April 2003 10-Q).

4.7 Second Amendment to Rights Agreement between New Visual Corporation and Wachovia Bank, N.A., dated effective June 18, 2003.*

10.1 Amended and Restated Convertible Promissory Note dated May 21, 2003 by New Visual Corporation in favor of John Marsden.*

10.2 Amended and Restated Convertible Promissory Note dated May 21, 2003 by New Visual Corporation in favor of Randy Arnett.*

10.3 Amended and Restated Convertible Promissory Note dated May 21, 2003 by New Visual Corporation in favor of ARJO Enterprises.*

10.4 Amended and Restated Convertible Promissory Note dated May 21, 2003 by New Visual Corporation in favor of Tim Eide.*

10.5 Convertible Promissory Note dated July 23, 2003 by New Visual Corporation in favor of Johnnie R. Keith.*

31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_______________

*        Filed herewith.
(b)      Reports on Form 8-K:

         None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NEW VISUAL CORPORATION
                                (Registrant)


Dated: September 15, 2003       By: /s/ BRAD KETCH
                                    BRAD KETCH
                                    President and Chief Executive Officer
                                    (PRINCIPAL EXECUTIVE OFFICER)


Dated: September 15, 2003       By: /s/ THOMAS J. SWEENEY
                                    THOMAS J. SWEENEY
                                    Chief Financial Officer
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                  EXHIBIT INDEX


4.1 Certificate of Amendment to Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 of the Company's Report on Form 10-Q for the period ended April 30, 2003 (the "April 2003 10-Q")).

4.2 Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 4.4 of the April 2003 10-Q).

4.3      Certificate of Designation of Series E Convertible Preferred Stock.*

4.4      Certificate of Designation of Series F Convertible Preferred Stock.*

4.5      Certificate of Designation of Series G Convertible Preferred Stock.*

4.6 Amendment to Rights Agreement between New Visual Corporation and Wachovia Bank, N.A., dated effective May 18, 2003 (incorporated by reference to Exhibit 4.3 of the April 2003 10-Q).

4.7 Second Amendment to Rights Agreement between New Visual Corporation and Wachovia Bank, N.A., dated effective June 18, 2003.*

10.1 Amended and Restated Convertible Promissory Note dated May 21, 2003 by New Visual Corporation in favor of John Marsden.*

10.2 Amended and Restated Convertible Promissory Note dated May 21, 2003 by New Visual Corporation in favor of Randy Arnett.*

10.3 Amended and Restated Convertible Promissory Note dated May 21, 2003 by New Visual Corporation in favor of ARJO Enterprises.*

10.4 Amended and Restated Convertible Promissory Note dated May 21, 2003 by New Visual Corporation in favor of Tim Eide.*

10.5 Convertible Promissory Note dated July 23, 2003 by New Visual Corporation in favor of Johnnie R. Keith.*

31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_________________
*        Filed herewith.