Form 10-K
period 2003-10-31
NEW VISUAL CORP
filed 2004-01-29
CIK 1026595

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

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2003

                         Commission File Number 0-21785

                             NEW VISUAL CORPORATION
             (Exact name of registrant as specified in its charter)

            UTAH                                           95-4545704
   (State of Incorporation)                 (I.R.S. Employer Identification No.)

      5920 FRIARS ROAD, SUITE 104
         SAN DIEGO, CALIFORNIA                               92108
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes[ ]No [X]

As of January 26, 2004, the registrant had 76,657,851 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates on January 26, 2004 was approximately $16,433,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

                                    FORM 10-K

                             New Visual Corporation
                                TABLE OF CONTENTS

PART    ITEM                                                               PAGE
  I      1.     BUSINESS...................................................  1
         2.     PROPERTIES................................................. 14
         3.     LEGAL PROCEEDINGS.......................................... 15
         4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........ 15
 II      5.     MARKET FOR REGISTRANT'S COMMON STOCK AND
                  RELATED STOCKHOLDER MATTERS.............................. 16
         6.     SELECTED FINANCIAL DATA.................................... 19
         7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...................... 19
         7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK..................................................... 26
         8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................ 26
         9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE................... 26
         9A.    CONTROLS AND PROCEDURES.................................... 26
 III    10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......... 27
        11.     EXECUTIVE COMPENSATION..................................... 30
        12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT............................................... 34
        13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............. 36
        14.     PRINCIPAL ACCOUNTING FEES AND SERVICES..................... 37
 IV     15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K...................................... 38

                           FORWARD-LOOKING STATEMENTS

         CERTAIN STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10K, INCLUDING THOSE CONTAINED UNDER THE "BUSINESS" SECTION AND THE SECTION BELOW ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY. YOU SHOULD EXERCISE EXTREME CAUTION WITH RESPECT TO ALL FORWARD LOOKING STATEMENTS CONTAINED IN THIS REPORT. SPECIFICALLY, THE FOLLOWING STATEMENTS ARE FORWARD-LOOKING:

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

     o STATEMENTS REGARDING THE FUTURE OF BROADBAND COMMUNICATIONS AND OPPORTUNITIES THEREIN, OUR COMPETITION OR REGULATIONS THAT MAY AFFECT US;

     o   STATEMENTS REGARDING OUR ABILITY TO COMPETE WITH THIRD PARTIES;

     o   ANY STATEMENTS OTHER THAN HISTORICAL FACT.

         WE BELIEVE THAT IT IS IMPORTANT TO COMMUNICATE OUR FUTURE EXPECTATIONS TO OUR SHAREHOLDERS. FORWARD-LOOKING STATEMENTS REFLECT THE CURRENT VIEW OF MANAGEMENT WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO NUMEROUS RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING, WITHOUT LIMITATION, THE FACTORS LISTED IN "RISKS ASSOCIATED WITH OUR BUSINESS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. SHOULD ANY ONE OR MORE OF THESE OR OTHER RISKS OR UNCERTAINTIES MATERIALIZE OR SHOULD ANY UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS ARE LIKELY TO VARY MATERIALLY FROM THOSE DESCRIBED IN THIS REPORT. THERE CAN BE NO ASSURANCE THAT THE PROJECTED RESULTS WILL OCCUR, THAT THESE JUDGMENTS OR ASSUMPTIONS WILL PROVE CORRECT OR THAT UNFORESEEN DEVELOPMENTS WILL NOT OCCUR. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         New Visual Corporation ("New Visual," the "Company," "we," "our" or "us") is developing advanced transmission technology designed to enable data to be transmitted across copper telephone wire at speeds and over distances that exceed those offered by industry-leading DSL technology providers. We intend to market this breakthrough technology to leading equipment makers in the telecommunications industry. Our technology is designed to dramatically increase the capacity of the copper telephone network, allowing telephone companies to provide enhanced video, data and voice services over the existing copper telecommunications infrastructure.

         Through our wholly-owned subsidiary, NV Technology, Inc., a Delaware corporation ("NV Technology"), we intend to design, develop, manufacture and license semiconductor hardware and software products based upon our core intellectual property. We believe that system-level products that use this set of technologies will have a significant advantage over existing forms of broadband technologies, such as digital subscriber line ("DSL"), by providing faster transmission speed capability and by increasing the transmission distance capability. The technologies underlying our proposed products are in the design and development stage.

         Through our NV Entertainment, Inc., subsidiary, a Delaware corporation ("NV Entertainment"), we are recognizing gross profit from the revenues from the hit feature-length documentary, Step into Liquid. According to its distributor, Artisan Pictures, the film has grossed $3.8 million since its US theatrical release in August 2003. It is now in theatrical distribution internationally, and the US DVD release is scheduled for April 2004.

         Our executive offices are located at 5920 Friars Road, Suite 104, San Diego, California, and our telephone number at that address is (619) 692-0333. Our Internet website is www.newvisual.com.

OUR TELECOMMUNICATIONS BUSINESS

THE BROADBAND BOTTLENECK

         The great, unfinished task of the telecom industry is to service the "last mile" gap that prevents businesses and consumers from enjoying the benefit of the global, high-speed data backbone. The gap occurs where the low-speed capacity of local loop telephone networks meets the demand for high-speed services. For example, approximately ninety-three percent of business buildings are unable to get high-speed data services because the facilities that underlay them are copper wires.

         Filling the "last mile" gap with fiber is prohibitively expensive, so New Visual has developed a silicon-based strategy, best described as "Fiber Avoidance" - if a wireline carrier can avoid deploying fiber optics in delivering fiber-like services, that carrier can increase its return on assets in a dramatic way. The value proposition of New Visual can best be summarized as a solution designed to allow service providers to send digital information farther and faster, utilizing a low-cost implementation/deployment strategy that leverages the existing copper infrastructure.

         New Visual's products will address critical gaps in the access portion of the network at attractive prices for telecom companies anxious to save money and increase profits. By utilizing the existing copper wire infrastructure, our products are intended to enable telecom companies to sell high margin services and deliver bandwidth hungry multimedia applications, such as video, voice, and data, which otherwise would be unavailable without extraordinary capital outlays.

WORLDWIDE DEMAND CONTINUES TO GROW

         There are approximately one billion copper loops in the world today. Two hundred million are in the United States. Europe and Southeast Asia, with their high levels of telephone density, comprise most of the rest. A remarkable feature of these lines is that they are being retrofitted to support broadband data transmission at a quick pace. This retrofit activity is being performed by leading telephone operating companies in response to demand from end-user businesses and residences for new services like high-speed data, virtual private network, voice over Internet protocol, Internet access, video conferencing, and cable company-like video delivery. These services typically yield higher margins to the telephone companies than do voice services. For this reason, we believe telephone companies will be receptive to offers from new semiconductor companies like New Visual.

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

NEW VISUAL'S "FIBER AVOIDANCE" STRATEGY

         Wireline carriers around the world are experiencing high demand for data intensive transmission services from enterprises. These services, such as T1, Frame Relay, ATM Managed Services, Gigabit Ethernet, and other private line services, are delivered across T1, E1, T1 IMA, N X T1, DS3, E3 and other transmission protocols. While T1 and E1 can be used to reach the buildings that are off the fiber ring, these protocols are limited by copper pair's low speed, high costs, maintenance costs, and poor utilization.

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

NV TECHNOLOGY'S SOLUTION

         We are developing an advanced transmission technology to enable data to be transmitted across copper telephone wire at faster speeds and over greater distances than is presently offered by leading DSL technology providers. Our technology, using the name Embarq(TM), offers significant improvements over existing broadband technologies by optimizing the bandwidth used and taking advantage of dynamic changes in the available signal to noise ratio ("SNR"). Bandwidth is maximized by dynamically operating as close as possible to the available bandwidth, specifically by taking advantage of dynamic improvements in the SNR. Telephone wiring has a static, known function of attenuation versus frequency, while there are dynamic characteristics that present both significant and exploitable dynamic changes during transmission. The NV Technology solution takes advantage of these exploitable characteristics, resulting in dramatically improved achievable throughput.

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

     o MXU (MTU, MDU, MHU): defined to include multi-tenant units, multi-dwelling units, and multi-hotel units, in which a multiplexer unit in the building serves bandwidth to multiple users under the management of a service provider or the owner of the building. Today, LECs serve their densest customer locations with unshielded twisted pair copper (UTP) wire that typically runs directly back to the telephone company's wire center. LECs have tested a number of new technologies that would enable them to serve MDUs and MTUs with network elements placed in the LEC-owned wiring closet in the building. A common downfall associated with all of these competing solutions is the placement of fiber optics.

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

     o REACH MORE CUSTOMERS. The technology could permit service providers such as telephone companies and other DSL providers to reach more customers as a result of the extended range of their data transmissions. For example, VDSL services are presently unavailable to a large number of potential residential and business class consumers that reside more than 1,000 feet at 52Mbps or 13Mbps at 4,500 feet from the central office. Similarly, while standard ADSL services have a range of 12,000 to 18,000 feet, capacity decreases the farther the end user is from the central office.

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

OUR BUSINESS STRATEGY

         Our objective is to initially deploy our technology in the SME, MXU and Remote Terminal/Feeder business markets, and to subsequently expand into the Residential market. We believe business class markets offer the nearest revenue opportunity for commercial applications of our technology because:

     o many businesses already have existing applications that require greater bandwidth,

     o businesses have demonstrated the ability and willingness to pay for premium broadband services,

     o spending by the business class markets significantly exceeds spending by the residential market, and is projected to continue to do so for the foreseeable future, and

     o the return on investment for service providers is a more attractive model (e.g., lower cost of deployment and customer acquisition versus revenue).

         Residential broadband demand and DSL deployment is increasing rapidly and we intend to deploy our technology in the Residential market as that market matures and new applications continue to drive demand for greater bandwidth.

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

     o   manufacture and sale of IC's; and/or

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

GOVERNMENT REGULATION

         The telecommunications industry is subject to extensive regulation by federal and state agencies, including the Federal Communications Commission (the "FCC"), and various state public utility and service commissions. There are some regulations at present that have been interpreted by our target customers as discouraging to the technical innovations that we are bringing to market, though we do not believe this to be the case. Further, regulations affecting the availability of broadband access services generally, the terms under which telecommunications service providers conduct their business, and the competitive environment among service providers, for example, could have a negative impact on our business.

OUR LEGACY FILM PRODUCTION BUSINESS

         In April 2000, our wholly owned subsidiary, NV Entertainment, Inc. a Delaware company ("NV Entertainment") entered into a joint venture production agreement to produce Step Into Liquid, a feature length surfing documentary for theatrical distribution. NV Entertainment is a fifty-percent owner of Top Secret Productions, LLC, maker of Step Into Liquid. Artisan Pictures is distributing the film within the United States and Canada. The definitive agreement includes a substantial print and advertising promotional commitment for the theatrical release, distribution fees, performance-driven minimum guarantees for both the theatrical and video/DVD releases, a modest cash advance and a 10-year license.

         Step into Liquid opened in Hawaii, New York and Los Angeles on August 8, 2003 and played in more than 100 theaters across the United States during its 5-month theatrical run. The per theater average for the opening weekend was more than $27,000, which ranks Step Into Liquid among the best performing films of 2003. The estimated cumulative total box office revenues for the film's theatrical run, generated by widening the release to more theaters, amounted to an estimated $3,681,000. Additional international guarantee fees amount to an estimated $120,000.

         Based on the performance of the domestic theatrical run, management believes that the film will continue to generate positive cash flow throughout 2004 and beyond.

         Under the terms of our joint venture, we agreed to finance the production of the film for up to $2,250,000. We will receive all net profits generated by the film until we recover 100% of our initial investment. After we recoup our investment in the venture, 50% of the net profits generated by the film will be paid to us. The Company has recognized revenues of $379,980 for the year ended October 31, 2003 as a result of consolidation of the joint venture. As of October 31, 2003, the Company had not received any cash distributions from the joint venture. Subsequent to October 31, 2003 the Company received a distribution of $50,000.

RESEARCH & DEVELOPMENT

         The Company out-sources all of its research and development to third party developers. From November 1, 1999 through October 31, 2003, we expended approximately $7,764,000 on research and development relating to our semiconductor business. During each of fiscal year 2003 and 2002 we expended $639,000 and $1,075,000, respectively, relating to our semiconductor business. Research and development expenditures in fiscal 2002 were higher than 2003 as a result of the Company prepaying for certain development costs in 2002.

         We have been engaged in the semiconductor field since February 2000.

OUR EMPLOYEES

         We currently have four full-time employees and two part-time employees. We may, from time to time, supplement our regular work force as necessary with temporary and contract personnel. None of our employees are represented by a labor union.

         We anticipate that we will need to retain additional employees and other personnel in order to achieve the commercialization of our proposed semiconductor product line. The retention of additional employees is subject to our raising additional capital.

         Our future performance depends highly upon the continued service of the senior members of our management team.

         We believe that our future success will also depend upon our continuing ability to identify, attract, train and retain other highly skilled managerial, technical, sales and marketing personnel. Hiring for such personnel is competitive, and there can be no assurance that we will be able to retain our key employees or attract, assimilate or retain the qualified personnel necessary for the development of our business.

RISKS ASSOCIATED WITH OUR BUSINESS

OUR OPERATING RESULTS MAY VARY SIGNIFICANTLY DUE TO THE CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY. ANY SUCH VARIATIONS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

         We operate in the semiconductor industry, which is cyclical and subject to rapid technological change. Recently, the semiconductor industry has begun to emerge from a significant downturn characterized by diminished product demand, accelerated erosion of prices and excess production capacity. The current downturn and future downturns in the semiconductor industry may be severe and prolonged. Future downturns in the semiconductor industry, or any failure of this industry to fully recover from its recent downturn, could seriously impact our revenues and harm our business, financial condition and results of operations. This industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products in future periods. Accordingly, our quarterly results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause our stock price to decline.

WE HAVE A LIMITED OPERATING HISTORY.

         We have been engaged in the fabless semiconductor business only since February 2000. We have not yet begun to sell the telecommunication products we are developing, and therefore have not generated any revenues from our fabless semiconductor business. As a result, we have no historical financial data that can be used in evaluating our business prospects and in projecting future operating results. For example, we cannot forecast operating expenses based on our historical results, and we are instead required to forecast expenses based in part on future revenue projections. In addition, our ability to accurately forecast our revenue going forward is limited.

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT.

         Since inception, we have incurred significant operating losses. We incurred operating losses of $4,183,522, $7,313,472 and $9,492,584 for the years ended October 31, 2003, 2002 and 2001, respectively. As of October 31, 2003, we had an accumulated deficit of $49,684,887. We expect to continue to incur net losses for the foreseeable future as we continue to further develop and complete the commercialization of our proposed product line. We are funding our operations through the sale of our securities and expect to continue doing so for the foreseeable future. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk Factors" section, as well as numerous other factors outside of our control. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect to expend substantial financial resources on research and development, engineering, manufacturing, marketing, sales and administration as we continue to develop and begin to deploy our proposed product line. These expenditures will necessarily precede the realization of substantial revenues from sales of our products, which may result in future operating losses. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

WE WILL NEED ADDITIONAL CAPITAL FINANCING IN THE FUTURE.

        We have sold $1 million in principal amount of our three year 7% Convertible Debentures ("Convertible Debentures") and upon the effectiveness of a registration statement (the "Registration Statement") relating to the Common Stock underlying these debentures, we expect to sell an additional $1 million in principal amount of such debentures. Although we believe that the net proceeds from the sale of the Convertible Debentures will be sufficient for our needs through April 1, 2004, thereafter, we will need to raise additional funds in order to realize our business plan. In addition, unforeseen contingencies and developments may arise that will require us to raise additional capital. We may have difficulty obtaining additional funds, and as if needed, and we may have to accept terms that would adversely affect our shareholders. Under the terms of the Convertible Debenture financing, except for certain prospective pre-approved transactions, we granted to the holders of the Convertible Debentures a right of first refusal to participate in the purchase of equity securities we propose to sell to third parties. The existence of these rights may impair our ability to obtain equity financing from third parties on terms satisfactory to us or at all because investors may be reluctant to devote the time and expense necessary to negotiate the terms of a transaction which we may not be able to fully consummate with them if holders of the Convertible Debentures elect to exercise its rights. In addition, under the terms of the agreements entered into between us and the purchasers of the Convertible Debentures, if the Registration Statement is not declared effective by June 28, 2004, then they are not required to purchase the $1 million principal amount of Convertible Debentures we anticipate selling to them following such effectiveness.

         We also may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on commercially reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing. We also may not be able to accelerate the development and deployment of our products, respond to competitive pressures, develop or enhance our products or take advantage of unanticipated acquisition opportunities.

         Our independent accountants have included a "going concern" exception in their audit reports on our 2003 financial statements. The going concern exception may make it more difficult for us to raise funds than if we did not have a "going concern" exception. The financial statements do not include any adjustment that might result from the outcome of such uncertainty.

OUR SUCCESS IS CONTINGENT UPON THE INCORPORATION OF OUR PROPOSED PRODUCTS INTO SUCCESSFUL PRODUCTS OFFERED BY LEADING EQUIPMENT MANUFACTURERS.

         Our proposed products will not be sold directly to the end-user; rather, they will be components of other products. As a result, we must rely upon equipment manufacturers to design our products into their equipment. We must further rely on this equipment to be successful. If equipment that incorporates our products is not accepted in the marketplace, we may not achieve adequate sales volume of products, which would have a negative effect on our results of operations. Accordingly, we must correctly anticipate the price, performance and functionality requirements of these data equipment manufacturers. We must also successfully develop products that meet these requirements and make such products available on a timely basis and in sufficient quantities. Further, if there is consolidation in the data equipment manufacturing industry, or if a small number of data equipment manufacturers otherwise dominate the market for data equipment, then our success will depend upon our ability to establish and maintain relationships with these market leaders. If we do not anticipate trends in the market for products enabling the digital transmission of data, voice and video to homes and business enterprises over existing copper wire telephone lines and meet the requirements of equipment manufacturers, or if we do not successfully establish and maintain relationships with leading data equipment manufacturers, then our business, financial condition and results of operations will be seriously harmed.

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

         We will be developing telecommunications products based on forecasts of demand and will incur substantial product development expenditures prior to generating associated net revenues. We will receive limited orders for products during the period that potential customers test and evaluate our products. This test and evaluation period typically lasts from three to six months or longer, and volume production of the equipment manufacturer's product that incorporates our products typically would not begin until this test and evaluation period has been completed. As a result, a significant period of time may lapse between our product development and sales efforts and the realization of revenues from volume ordering of products by customers. In addition, achieving a design win with a customer does not necessarily mean that this customer will order large volumes of our products. A design win is not a binding commitment by a customer to purchase products. Rather, it is a decision by a customer to use our products in the design process of that customer's products. A customer can choose at any time to discontinue using our products in that customer's designs or product development efforts. Even if our products are chosen to be incorporated into a customer's products, we may still not realize significant net revenues from that customer if that customer's products are not commercially successful.

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

OUR MARKET IS HIGHLY COMPETITIVE AND OUR PRODUCTS, TECHNOLOGY AND BUSINESS MAY NOT BE ABLE TO COMPETE EFFECTIVELY WITH OTHER PRODUCTS OR TECHNOLOGIES.

         The markets for semiconductors and other high-speed telecommunications products are highly competitive, and we expect that they will become increasingly competitive in the future. Certain of our potential competitors operate their own fabrication facilities, have longer operating histories and possess substantially greater name recognition, financial, sales and marketing, manufacturing, technical, personnel, and other resources than we have. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. We will compete with numerous companies with well-established reputations in the broadband telecommunications industry, such as GlobespanVirata, Alcatel, PMC-Sierra, Texas Instruments, Infineon Technologies, Motorola and Broadcom. In all of our target markets, we also may face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers who choose to develop their own silicon solutions. We also expect to encounter further consolidation in markets in which we compete. Although we believe we will be able to compete based on the special features of our products, our products will incorporate new concepts and may not be successful even if they are superior to those of our competitors.

         In addition to facing competition from the above-mentioned suppliers, our products will compete with products using other broadband access technologies, such as cable modems, wireless, satellite and fiber optic telecommunications technology. Commercial acceptance of any one of these competing solutions, or new technologies, could decrease demand for our proposed products. We cannot assure you that we will be able to compete successfully or that competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES IN THE SEMICONDUCTOR INDUSTRY AND BROADBAND COMMUNICATIONS MARKET IN ORDER TO REMAIN COMPETITIVE.

         Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards. We will also need to develop and introduce new and enhanced products to meet our customers' changing demands. The semiconductor industry and broadband communications market are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and short product life cycles. In addition, this industry and market continues to undergo rapid growth and consolidation. A continued slowdown in the semiconductor industry or other broadband communications markets could materially and adversely affect our business, financial condition and results of operations. Our success will also depend on the ability of our potential telecommunications equipment customers to develop new products and enhance existing products for the broadband communications markets and to introduce and promote those products successfully. The broadband communications markets may not continue to develop to the extent or in the timeframes that we anticipate. If new markets do not develop as we anticipate, or if upon their deployment our products do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be materially and adversely affected.

BECAUSE OUR SUCCESS IS DEPENDENT UPON THE BROAD DEPLOYMENT OF DATA SERVICES BY TELECOMMUNICATIONS SERVICE PROVIDERS, WE MAY NOT BE ABLE TO GENERATE SUBSTANTIAL SALES OF OUR PRODUCTS IF SUCH DEPLOYMENT DOES NOT OCCUR.

         Our proposed products will be incorporated in equipment that is targeted at end-users of data services offered by wireline telecommunications carriers. Consequently, the success of our products depends upon the decision by telecommunications service providers to broadly deploy data technologies and the timing of such deployment. If service providers do not offer data services on a timely basis, or if there are technical difficulties with the deployment of these services, sales of our products would be adversely affected, which would have a negative effect on our results of operations. Factors that may impact data deployment include:

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

         Highly complex products such as the semiconductors that we expect to offer frequently contain defects and bugs when they are first introduced or as new versions are released. If our products contain defects, or have reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our semiconductors, which could materially and adversely affect our ability to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales to our customers. In order to alleviate these problems, we may have to invest significant capital and other resources. Although our products will be tested by our suppliers, our customers and ourselves, it is possible that these tests will fail to uncover defects. If any of these problems are not found until after we have commenced commercial production of our products, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. In addition, these problems may divert our technical and other resources from other development efforts. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product, and we could lose credibility with our prospective customers.

WE HAVE NO AGREEMENT RELATING TO REVENUE GENERATING ACTIVITIES

         We presently have no agreement or understanding with any third party as to commercial exploitation of for our proposed semiconductor line of products, and no assurance can be provided that we will be successful in concluding any significant-revenue generating agreement on terms commercially acceptable to us.

WE DEPEND ON ATTRACTING AND RETAINING KEY PERSONNEL

         We are highly dependent on the principal members of our management and technology staff. The loss of their services might significant delay or prevent the achievement of development or strategic objectives. Our success depends on our ability to retain certain key employees and to attract additional qualified employees. We cannot assure you that we will be able to retain existing personnel or attract and retain highly qualified employees in the future.

OUR FILM IN DISTRIBUTION MAY NOT PRODUCE THE FINANCIAL RESULTS WE ANTICIPATE.

         Our film in distribution ("Step Into Liquid") may not produce the financial results we are anticipating and therefore may have an adverse impact on our financial position. Some of the risks include:

     o Cash flow assumptions are based on a revenue stream from the film that may not materialize due to lower than anticipate box office sales or sales of DVD's.

     o We have contracted with a third party for distribution of the film in the United States. We cannot be assured that this distributor will perform as expected.

     o We are contracting with foreign distributors in various countries. We are receiving guarantee payments before releasing the film. We cannot be assured of accurate reporting of foreign box office sales or that moneys due us from box office sales will ever be remitted.

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

         In addition, the equity markets have experienced volatility that has particularly affected the market prices of equity securities issued by high technology companies and that often has been unrelated or disproportionate to the operating results of those companies. These broad market fluctuations may adversely effect the market price of our common stock.

WE HAVE RELIED ON THE PRIVATE PLACEMENT EXEMPTION TO RAISE SUBSTANTIAL AMOUNTS OF CAPITAL, AND COULD SUFFER SUBSTANTIAL LOSSES IF THAT EXEMPTION WAS DETERMINED NOT TO HAVE BEEN PROPERLY RELIED UPON

         We have raised substantial amounts of capital in private placements from time to time. The securities offered in such private placements were not registered with the SEC or any state agency in reliance upon exemptions from such registration requirements. Such exemptions are highly technical in nature and if we inadvertently failed to comply with the requirements of any of such exemptive provisions, investors would have the right to rescind their purchase of our securities or sue for damages. If one or more investors were to successfully seek such rescission or institute any such suit, we could face severe financial demands that could materially and adversely affect our financial position.

WE DO NOT ANTICIPATE PAYING ANY DIVIDENDS ON OUR COMMON STOCK.

         We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends on our common stock in the foreseeable future. Instead, we intend to retain any future earnings for use in the operation and expansion of our business.

WE HAVE ESTABLISHED SEVERAL ANTI-TAKEOVER MEASURES WHICH COULD DELAY OR PREVENT A CHANGE OF OUR CONTROL.

         Under the terms of our amended and restated certificate of incorporation, the board of directors will be authorized, without any need for action by our stockholders, but subject to any limitations prescribed by law, to issue shares of our preferred stock in one or more series. Each series may consist of such number of shares and have the rights, preferences, privileges and restrictions, such as dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the right to increase or decrease the number of shares of any series, as the board of directors shall determine. The board of directors may issue preferred stock with voting or conversion rights that may have the effect of delaying, deferring or preventing a change in control of our company and that could adversely affect the market price of the common stock and the voting and other rights of the holders of common stock. Additionally, our board of directors adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of our common stock. Each right, when exercisable, entitles the registered holder to purchase securities at a specified purchase price, subject to adjustment. The rights plan may have the anti-takeover effect of causing substantial dilution to the person or group that attempts to acquire our company on terms not approved by the board of directors. The existence of the rights plan could limit the price that certain investors might be willing to pay in the future for shares of our capital stock and could delay, defer or prevent a merger or acquisition of our company that stockholders may consider favorable.

BECAUSE WE ARE SUBJECT TO SEC REGULATIONS RELATING TO LOW-PRICED STOCKS, THE MARKET FOR OUR COMMON STOCK COULD BE ADVERSELY AFFECTED.

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

         The penny stock regulations require that broker-dealers, who recommend penny stocks to persons other than institutional accredited investors make a special suitability determination for the purchaser, receive the purchaser's written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents that identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules.

         The additional burdens imposed upon broker-dealers by these penny stock requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of our common stock and our shareholders' ability to sell our common stock in the secondary market.

ITEM 2.  PROPERTIES

         Our corporate headquarters are located at 5920 Friars Road, Suite 104, San Diego, California. This property is occupied under a five-year lease that commenced on February 1, 2000. Subsequent to October 31, 2003, we decided to move our corporate headquarters to Portland, Oregon. The remaining lease cost (net of projected sublease income) estimated to be $75,530 will be recognized as a liability in the first fiscal quarter of 2004.

         In anticipation of moving our corporate headquarters to Portland, Oregon, we have leased 1,000 square feet of space on a month-to-month basis in Portland.

         We also lease 2,251 square feet of space at 1024 Serpentine Lane, Pleasanton, California, which was previously used by NV Technology. This property is occupied under a lease that commenced on May 4, 2001 and which was amended on September 12, 2001. The lease expires on March 31, 2004. We are currently trying to find a subtenant for this property and have recognized the entire liability for the remaining cost ($28,850) of the lease in the financial statements for the year ended October 31, 2003.

ITEM 3.  LEGAL PROCEEDINGS

         We are not aware of any legal proceedings that would have a material impact on our financial condition, results of operations, business or prospects.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were submitted to a vote of security holders during the three months ended October 31, 2003:

         (a) The 2003 annual meeting of the shareholders was held on August 25, 2003. Holders of 42,112,150 shares of the Company's common stock were present in person or by proxy at the meeting.

         (b) Brad Ketch, Ray Willenberg, Jr., C. Rich Wilson III, Ivan Berkowitz, Bruce Brown, Thomas J. Cooper and John Howell were elected directors of the Company.

         (c)

                  i. Article I of the Articles of Incorporation were amended to change the corporate name to Rim Semiconductor Company.
                  ii. Article IV of the Articles of Incorporation were amended to increase authorized shares of common stock from 100 million to 500 million.
                  iii. Marcum and Kliegman, LLP were appointed our independent auditors for fiscal year 2003.

         (d)      The meeting was called for the following purposes:

                  i. To elect Brad Ketch, Ray Willenberg, Jr., C. Rich Wilson III, Ivan Berkowitz, Bruce Brown, Thomas J. Cooper and John Howell as directors of the Company. This proposal was approved as follows:

                                                                      Votes For      Votes Withheld
                                                                     ------------    --------------
                                    Brad Ketch                        41,587,421         524,729
                                    Ray Willenberg, Jr.               41,032,731       1,079,419
                                    C. Rich Wilson III (1)            40,885,528       1,226,622
                                    Ivan Berkowitz                    40,563,800       1,548,350
                                    Bruce Brown                       40,500,767       1,611,383
                                    Thomas J. Cooper                  41,336,390        7445,760
                                    John Howell                       40,690,185       1,421,965

                                    (1) Mr. Wilson resigned form his
                                    directorship and all other positions held with the Company as of December 31, 2003.

                                       15

                  ii. To approve an amendment to Article I of our Articles of Incorporation to change our corporate name to Rim Semiconductor Company.

                           The stockholders approved this proposal with 41,970,911 votes cast for and 110,473 votes cast against. There were 30,766 abstentions and 23,767,764 broker non-votes.

                  iii. To approve an amendment to Article IV of our Articles of Incorporation to increase our authorized common stock from 100 million shares to 500 million shares.

                           The stockholders approved this proposal with 40,646,156 votes cast for and 1,449,407 votes cast against. There were 16,587 abstentions and 23,767,764 broker non-votes.

                  iv. To ratify the appointment of Marcum & Kliegman, LLP, as our independent auditors for the current fiscal year

                           The stockholders approved this proposal with 41,902,493 votes cast for and 191,175 votes cast against. There were 18,482 abstentions and 23,767,764 broker non-votes.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock, par value $.001 (the "Common Stock") is currently traded on the Nasdaq Stock Market's over-the-counter bulletin board (the "OTC Bulletin Board") under the trading symbol "NVEI."

         The following table shows the quarterly high and low bid prices and high and low ask prices for our common stock over the last three fiscal years, as reported on the OTC Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions.

                                                             BID                       ASK
                                                    ---------------------     ----------------------
                                                       HIGH        LOW           HIGH        LOW
                                                      -------     ------        -------     -------
         NOVEMBER 2002 THROUGH OCTOBER 2003
         First Quarter                              $     .75   $    .36      $     .77   $     .40
         Second Quarter                                   .45        .27            .46         .29
         Third Quarter                                    .42        .30            .42         .32
         Fourth Quarter                                   .41        .23            .42         .24

         NOVEMBER 2001 THROUGH OCTOBER 2002
         First Quarter                              $     .73   $    .30      $     .80   $     .35
         Second Quarter                                  1.79        .33           1.85         .38
         Third Quarter                                   1.35        .74           1.43         .79
         Fourth Quarter                                   .90        .35            .94         .40

SHAREHOLDERS

         As of January 26, 2004, there were approximately 1,027 record holders of the Common Stock of the Company. The Company believes that there are a significant number of shares of Common Stock held either in nominee name or street name brokerage accounts and consequently, the Company is unable to determine the number of beneficial owners of the Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

         Set forth below is a listing of all sales by the Company of unregistered equity securities during 2003, excluding sales that were previously reported on a Quarterly Report on Form 10-Q. Unless otherwise indicated, such sales were exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act, as they were transactions not involving a public offering.

In January 2004, we:

     o issued an aggregate of $1,000,000 in convertible promissory notes to sixteen investors, which may be converted into shares of common stock at an exercise price of $.15;

     o issued as part of the above transaction warrants to purchase 6,666,667 shares of common stock at an exercise price of $.25;

     o issued 1,000,000 shares of common stock to one individual in exchange for consulting services valued at $240,000;

     o issued to our board chair and senior vice president 400,000 shares of common stock in lieu of $100,000 in commissions;

     o issued to our chief executive officer and president 40,000 shares of common stock in lieu of $10,000 in deferred compensation;

     o issued to our chief financial officer 50,000 shares of common stock as part of his employment agreement;

     o issued to our former vice president and secretary and board member 333,333 shares of common stock as part of his severance agreement; and

     o sold an aggregate 100,000 shares of common stock to one investor for total proceeds of $17,500.

In December 2003, we:

     o issued 2,800,000 shares of common stock to two companies in exchange for consulting services valued at $700,000;

     o sold an aggregate of 931,667 shares of common stock to six investors for total proceeds of $177,500;

     o issued 106,668 shares of common stock as part of an extension of past due convertible notes;

     o issued 15,000 shares of common stock to one company in exchange for past services valued at $2,250; and

     o   cancelled 28,000 shares.

In November 2003, we:

     o sold aggregate of 232,834 shares of common stock to six investors for total proceeds of $40,300.

In October 2003, we:

     o sold an aggregate of 815,433 shares of common stock to twelve investors for total proceeds of $122,315;

     o issued an aggregate of 450,000 shares of common stock upon conversion of convertible promissory notes held by seven investors, resulting in the cancellation of $90,000 in principal and interest that would have been outstanding under the notes.

In September 2003, we:

     o sold an aggregate of 593,167 shares of common stock to 15 investors for total proceeds of $89,050;

     o issued an aggregate of 700,000 shares of common stock to one investor upon the exercise of warrants at $.06 per share.

In August 2003, we:

     o sold an aggregate of 450,100 shares of common stock to seven investors for total proceeds of $67,515; and

     o issued an aggregate of 300,000 shares of common stock to one investor upon the exercise of warrants at $.06 per share.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below for the five years in the period ended October 31, 2003 has been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                                                                            Year Ended October 31,
                                           -----------------------------------------------------------------------------------------
                                                  2003              2002              2001              2000              1999
                                           ----------------- ----------------- ----------------- ----------------- -----------------
STATEMENT OF OPERATIONS DATA:
Revenues                                   $        379,980  $             --  $             --  $         12,200  $        129,845
Cost of Sales                                       192,889                --                --            21,403            81,159
Selling, general and administrative               4,189,348         6,014,912         4,086,795         2,041,942           811,703
Total operating expenses                          4,563,502         7,313,472         9,492,584        12,301,869         2,174,360
Net loss                                        (3,316,500)       (9,467,123)      (11,875,915)      (12,725,316)       (2,044,515)
Basic and diluted net loss per share       $          (.05)  $          (.23)  $          (.46)  $          (.59)  $          (.14)
Weighted average number of common                60,643,489        41,861,295        25,988,990        21,579,916        15,130,000

BALANCE SHEET DATA AT PERIOD-END
Current Assets                             $        324,801  $        323,259  $        560,109  $        247,024  $         94,294
Property and equipment, net                          41,301            64,533           284,896           393,787           102,530
Film in Distribution                              2,142,212                --                --                --                --
Projects under development                               --         2,178,831         1,912,650           638,707            32,883
Total assets                                      8,272,350         8,332,199         2,791,297         1,432,662           335,264
Accounts payable and accrued expenses             1,744,833         2,247,585         1,435,024           446,921           420,699
Redeemable Series B Preferred Stock               3,192,000                --                --                --                --
Total liabilities                                 7,175,194         4,907,502         2,306,910         1,203,807           420,699
Redeemable Series B Preferred Stock                      --         3,192,000                --                --                --
Total shareholders' equity (deficit)       $      1,097,156  $        232,697  $        484,387  $        228,855  $       (85,435)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         THE FOLLOWING COMMENTARY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-K. THE DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "PLAN," "ANTICIPATE," "BELIEVE," "ESTIMATE," "PREDICT," "POTENTIAL," "INTEND," OR "CONTINUE," AND SIMILAR EXPRESSIONS. THESE STATEMENTS ARE ONLY PREDICTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K.

OVERVIEW

The Company is developing advanced transmission technology to enable data to be transmitted across copper telephone wire at speeds and over distances that exceed those offered by industry-leading DSL technology providers. We intend to market this breakthrough technology to leading equipment makers in the telecommunications industry. Through our subsidiary, NV Entertainment, we are recognizing gross profit from the revenues from the feature-length documentary, "Step into Liquid."

During fiscal 2003 the Company emerged from being a development stage business as a result of our film "Step Into Liquid" going into distribution. Our Telecommunications Business continues to be in the development stage.

Fiscal 2003 has been a year of consolidation and cost cutting for the Company. During the year we cut overhead cost approximately $100,000 per month and subsequent to year end have cut an additional $50,000 per month. These cost cutting measures combined with focusing the Company's Telecommunications Business will allow us to more carefully use moneys raised to complete development of our technology.

ENTERTAINMENT BUSINESS. The film has completed its domestic theater run grossing about $3.7 million in box office revenues. The remaining film revenues are licensing and foreign distribution guarantee fees. The film is currently being distributed to foreign markets. We anticipate revenues in fiscal 2004 will exceed fiscal 2003 revenues as we anticipate additional foreign revenues, television rights and DVD sales. The DVD sales are scheduled for release in the United States in April 2004. Revenues in 2004 are projected to meet or exceed our invested capital of $2,250,000. After 2004 revenues will decline. The Entertainment Business should be cash flow positive in fiscal 2004.

TELECOMMUNICATIONS BUSINESS. We continued development of our technology during fiscal 2003 and are moving closer to having a semiconductor chip available. Currently we estimate that we will need to raise an additional $3 million to $4 million in order to complete the technology, produce a semiconductor chip and market the chip. We believe the Telecommunications Business will begin to generate revenues in the third or fourth calendar quarter of 2004.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, investments, intangible assets and income taxes. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

Revenue Recognition

We recognize film revenue from the distribution of our feature films and related products when earned and reasonably estimable in accordance with Statement of Position 00-2 -- "Accounting by Producers or Distributors of Films" (SOP 00-2). The following are the conditions that must be met in order to recognize revenue in accordance with SOP 00-2:

     o persuasive evidence of a sale or licensing arrangement with a customer exists;

     o the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

     o the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale;

     o   the arrangement fee is fixed or determinable; and

     o   collection of the arrangement fee is reasonably assured.

Under a rights Agreement with the Company's distributor for its feature length film entitled "Step into Liquid" the Company shares with the distributor in the profits of STEP INTO LIQUID after the distributor recovers its marketing, distribution and other predefined costs and fees. The agreement provides for the payment of minimum guaranteed license fees, usually payable on delivery of the respective completed film, that are subject to further increase based on the actual distribution results in the respective territory.

In accordance with the provisions of SOP 00-2, a film is classified as a library title after three years from the film's initial release. The term library titles is used solely for the purpose of classification and for identifying previously released films in accordance with the provisions of SOP 00-2. Revenue recognition for such titles is in accordance with our revenue recognition policy for film revenue.

Film Production Costs

Statement of Positions SOP-00-2, "Accounting by Producers or Distributors of Films" ("SOP-00-2") requires that film costs be capitalized and reported as a separate asset on the balance sheet. Film costs include all direct negative costs incurred in the production of a film, as well as allocations of production overhead and capitalized interest. Direct negative costs include cost of scenario, story, compensation of cast, directors, producers, writers, extras and staff, cost of set construction, wardrobe, accessories, sound synchronization, rental of facilities on location and post production costs. SOP-00-2 also requires that film costs be amortized and participation costs accrued, using the individual-film-forecast-method-computation method, which amortizes or accrues such costs in the same ratio that the current period actual revenue (numerator) bears to the estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year (denominator). The Company makes certain estimates and judgments of its future gross revenue to be received for each film based on information received by its distributor, historical results and management's knowledge of the industry. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions. A change to the estimate of gross revenues for an individual film may result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period.

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

Stock-Based Compensation

SFAS 123, SFAS 148 and APB 25 (and any related interpretations) will continue to have impact on our reporting and operating results as the Company has used stock in the past to raise capital and as a means of compensation to employees. We believe we will need to continue using stock for these same purposes.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED OCTOBER 31, 2003 AND THE YEAR ENDED OCTOBER 31,
2002

         REVENUES. Revenues for fiscal 2003 of $380,000 were from our Entertainment Business. Revenues of $295,000 were in the form of guaranteed and license payments and the remainder was foreign distribution fees.

         COST OF SALES. Cost of sales for fiscal 2003 of $193,000 is amortization of film cost for our film in distribution.

         OPERATING EXPENSES. Operating expenses included research and development expenses, compensatory element of stock issuances, selling, general and administrative expenses and the costs of settlement of litigation. Total operating expenses decreased 38% to $4,564,000 for fiscal 2003 from $7,313,000 for fiscal 2002 or a $2,749,000 decrease. Selling, general and administrative expenses decreased 40% or $1,429,000 primarily as a result of a reduction in staffing, lower professional fees and lower travel and entertainment expenses. Research and development costs decreased $1,181,000 to $118,000 as we made significant advance payments for research and development in fiscal 2002. Compensatory element of stock issuances decreased 16% from $2,459,000 in fiscal 2002 to $2,062,000 in fiscal 2003 as we better managed the use of stock for compensation purposes. Projects written off increased by $57,000 (there were none written off in fiscal 2002) as we determined we would not pursue several projects.

         OTHER EXPENSES. Other expenses included interest expense, amortization of unearned financing costs and a non-cash gain on the settlement of a law suit. Interest expense decreased $766,000 as a primarily as a result of issuing fewer convertible notes payable in fiscal 2003 that had interest of 50% for the life of the note due when the notes were paid, causing us to recognize the interest expense immediately in fiscal 2002. Additionally, including these notes, our overall debt level was lower in fiscal 2003 compared to fiscal 2002. Amortization of unearned financing costs decreased to $336,000 from $1,117,000 as a result of the Company issuing less debt with conversion features or warrants with strike prices less than the market price of the stock at the time of issuance. We record a non-cash gain of $1,474,000 on the settlement of a law suit with two former officers and shareholders. The gain was the result of the former officers returning 2,200,000 shares of stock.

         NET LOSS. The net loss decreased 46% from $6,150,000 to $3,317,000 as the result of gross profit generated on the film ($187,000), lower operating expenses ($2,749,000), lower interest costs ($765,000), lower amortization of financing costs ($791,000) and the non-cash gain recorded as a result of the law suit settlement ($1,474,000).

COMPARISON OF THE YEAR ENDED OCTOBER 31, 2002 AND THE YEAR ENDED OCTOBER 31,
2001

         REVENUES. Revenues for the fiscal years ended October 31, 2002 and October 31, 2001 were $0.

         OPERATING EXPENSES. Operating expenses included research and development expenses, compensatory element of stock issuances, selling, general and administrative expenses and the costs of settlement of litigation. Total operating expenses decreased to $7,313,000 for fiscal 2002 from $9,493,000 for fiscal 2001. The decrease was principally related to reductions in general and administrative expenses. Compensatory element of stock issuances for general and administrative expenses decreased from $3,559,000 to $2,459,000 and selling, general and administrative expenses decreased from $4,087,000 to $3,556,000 as general and administrative costs associated with our Pleasanton office were significantly reduced in the fourth quarter of fiscal 2001. Research and development expenses increased to $1,299,000 in fiscal 2002 from $839,000 in fiscal 2001. During the second quarter of the 2001 fiscal period, 250,000 shares of common stock valued at $1,000,000 were issued in connection with certain disputes arising from a non-consummated merger between New Visual Corporation and Astounding.com, Inc. There was no similar event during the 2002 fiscal period.

         OTHER EXPENSES. Other expenses included amortization of unearned financing costs and interest expense. Total other expenses decreased from $2,383,000 in fiscal 2001 to $2,154,000 in fiscal 2002. Interest expense increased from $337,000 in fiscal 2001 to $1,036,000 in fiscal 2002, primarily resulting from the interest component of convertible notes payable issued during the fiscal year ended October 31, 2002. In addition, several of these convertible notes were convertible into common stock at a conversion rate lower than the market price of our common stock at the time of issuance of the notes. As a result, there was an additional charge to amortization of unearned financing costs of $654,000. The increases in these expenses were offset by a reduction in the costs of amortization of unearned financing costs of $322,000 in connection with a long-term debt financing arrangement. During the year ended October, 31, 2001 the Company paid down long-term debt in connection with this financing arrangement amounting to $500,000.

         NET LOSS. The Company's net loss was $9,467,000, or $0.23 per common share, for the fiscal year ended October 31, 2002, a decrease from the net loss of $11,876,000, or $0.46 per common share, for the fiscal year ended October 31, 2001.

CONTRACTUAL OBLIGATIONS

We are committed to making cash payments in the future in connection with our operating leases, convertible notes payable, convertible debentures and notes payable. We have no off-balance sheet debt or other unrecorded obligations and we have not guaranteed the debt of any other party. Below is a schedule of the future payments that we are obligated to make based on agreements in place as of October 31, 2003:

                                                                                                      Contingent
                                Fiscal             Fiscal             Fiscal           Fiscal             Due
                                 2004               2005               2006              2007          Date (1)
                           --------------    ----------------    --------------    -------------   --------------
Operating leases           $     103,285     $        15,834     $                 $               $
Convertible notes payable        360,000                                                                 743,000
Convertible debentures           300,000
Notes payable                    740,311
License and Development Fee       95,000
Series B convertible
  preferred stock                                  1,197,000         1,596,000          399,000
                           --------------    ----------------    --------------    -------------   --------------
Total                      $   1,598,596     $     1,212,834     $   1,596,000     $    399,000    $     743,000
                           ==============    ================    ==============    =============   ==============

(1) Payment is contingent upon the level of receipts the Company receives from its joint venture that produced the film Step Into Liquid. Dependent upon the performance of the film in foreign distribution and DVD sales the entirety of the $743,000 could come due in fiscal 2004.


On January 6, 2004 the Company issued $1,000,000 of 7% convertible debentures due December 31, 2006. The debentures have a three year term and are convertible to common stock at $.15 per share. As part of this transaction warrants to purchase 6,666,667 shares of common stock at an exercise price of $.25 were issued to the debenture holders.

LIQUIDITY AND CAPITAL RESOURCES

         Cash balances totaled $320,000 as of October 31, 2003 and $312,000 as of October 31, 2002.

         Net cash used in operating activities was $2,283,000 in fiscal 2003, $3,986,000 in fiscal 2002 and $4,281,000, in fiscal 2001.

         Operations have been financed principally through sales of common stock, the exercise of warrants and options to purchase common stock, the issuance of convertible notes payable and notes payable. Net proceeds from financing activities amounted to approximately $3,144,000 for fiscal 2003, $5,201,000 for fiscal 2002 and $5,642,000 for fiscal 2001. Net proceeds from convertible notes and debentures payable amounted to approximately $551,000 in fiscal 2003, $1,795,000 in fiscal 2002 and $615,000 in fiscal 2001. Proceeds from the exercise of options and warrants amounted to approximately $60,000 in fiscal 2003, $728,000 in fiscal 2002 and $100,000 in fiscal 2001. The Company received net proceeds from the sale of common stock amounting to approximately $2,764,000 in fiscal 2003, $1,977,000 in fiscal 2002 and $5,427,000 in fiscal
2001. Notes payable were issued amounting to approximately $0, $700,000 and $0 in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Notes payable amounting to $231,000 were repaid in fiscal 2003 and $500,000 were repaid in fiscal 2001.

         Stock was issued in payment of expenses amounting to approximately $2,062,000 in fiscal 2003, $2,459,000 in fiscal 2002 and $3,559,000 in fiscal
2001. Stock was returned to the Company in settlement of litigation in the amount of $1,474,000 during fiscal 2003. Stock was issued in settlement of litigation in the amount of $1,000,000 during fiscal 2001.

         In April 2000, we entered into a joint venture production agreement to produce a feature length film for theatrical distribution. Under the agreement, we are providing the funding for the production in the amount of up to $2,250,000 and, in exchange, we will receive a 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to our initial investment of up to $2,250,000. As of October 31, 2003, we had a receivable from the joint venture in the amount of $2,167,000. The film is now in distribution. We expect to receive distributions in fiscal 2004 in excess of $2,167,000.

         Research and development expenses totaled approximately $118,000 in fiscal 2003, $1,299,000 in fiscal 2002 and $839,000 in fiscal 2001. During the fiscal year ended October 31, 2003 the Company paid $639,000 in technology development fees.

         As of October 31, 2003 we have outstanding convertible notes payable totaling $1,103,000. We agreed to pay the principal and interest in an amount equal to 50% of the principal if certain milestones are reached from the distribution of the feature length film currently in production. The notes are convertible at any time, in whole or in part, into shares of common stock at conversion prices ranging from $0.40 to $1.00 per share.

         In June 2000, we entered into five long-term credit facilities, pursuant to which we borrowed $750,000. The balance on these notes at October 31, 2003 is $256,886. The maturity date on these notes has been extended beyond its original maturity date until we close our next round of financing.

         In April 2002, we entered into a license and development agreement with Adaptive Networks, Inc., which included development services relating to our FPGA-based prototype. We agreed to pay Adaptive an aggregate of $1,559,000 for these services. As of October 31, 2003, the remaining balance due to Adaptive is $95,000 under the license and development agreement.

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

         In July 2002, we borrowed $500,000 from the Charles R. Cono Trust. These borrowings are unsecured and bear interest at 10% per annum. Principal and accrued interest are payable three days after we receive a written demand for payment. The balance on this note at October 31, 2003 is $483,425.

         On October 31, 2003 the Company entered into a 7% convertible debenture agreement in the amount of $300,000. The debentures are convertible to common stock at $.26 per share and are due April 30, 2004. The Company also issued warrants to the debenture holder at a strike price of $.15 per share. This was subsequently paid in January 2004.

         On January 6, 2004 the Company issued $1,000,000 of 7% convertible debentures due December 31, 2006. The debentures have a three year term and are convertible to common stock at $.15 per share. As part of this transaction warrants to purchase 6,666,667 shares of common stock at an exercise price of $.25 were issued to the debenture holders.

         Taking into account the proceeds of the Convertible Debentures, the Company believes that it has sufficient cash resources available to maintain its operations through April 2004. Assuming that the proceeds of the Additional debentures are received, the Company believes that it has sufficient cash resources available to maintain its operations through July 2004. Thereafter, unless the Film business generates revenues, the Company will need to raise an additional $4 million to $5 million to realize its business plan as contemplated and complete the design, development, and testing of the Company's proposed semiconductor chip.

         While the Company is actively seeking to raise additional capital, at the present time it has no commitments for any such financing, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms. The financial statements accompanying this report for the year ended October 31, 2003, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern, which may make it more difficult for the Company to raise additional capital.

         Furthermore, it is anticipated that any successful financing will have a significant dilutive effect on existing stockholders. The inability to obtain such financing will have a material adverse effect on the Company, its operations and future business prospects.

        Management believes funds on hand and available sources of financing will enable us to meet our liquidity needs for at least the next three months. However, funding for our operations has become more difficult to secure and more expensive than in prior periods due to the current economic and stock market climate, our recent stock price and market volatility, and general market conditions in the semiconductor and telecommunications industries. Management continues to take steps to reduce monthly cash outlays through arrangements with vendors to accept longer payment terms and reductions of recurring expenses, when possible, including potential staff and management changes. However, additional cash must be raised in order to continue to meet liquidity needs and satisfy the Company's proposed business plan. Management is presently investigating potential financing transactions that it believes can provide additional cash for operations and lead to profitability in both the short and long-term. Management also intends to attempt to raise funds through private sales of common stock and borrowings. Although management believes these efforts will enable us to meet liquidity needs in the future, there can be no assurance that these efforts will be successful.

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

         We have been able to continue based upon our receipt of funds from the issuance of equity securities and borrowings, and by acquiring assets or paying expenses by issuing stock. Our continued existence is dependent upon our continued ability to raise funds through the issuance of our securities or borrowings, and our ability to acquire assets or satisfy liabilities by the issuance of stock. Management's plans in this regard are to obtain other debt and equity financing until profitable operation and positive cash flow are achieved and maintained. Although management believes, based on the fact that it raised $10,588,000 through sales of common stock and $3,697,000 from borrowings from November 1, 2000 through October 31, 2003, that it will be able to secure suitable additional financing for the company's operations, there can be no guarantee that such financing will continue to be available on reasonable terms, or at all.

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

         In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. The adoption of FIN 46 had no significant impact on its consolidated financial position or results of operations.

         In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities, or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 had no significant impact on its consolidated financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS. No 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of implementing SFAS No. 150 the Company has changed the classification of its Series B Convertible Preferred Stock to a long term liability from previously being classified between the liability and equity section.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our audited Consolidated Balance Sheets as of October 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended October 31, 2003, 2002 and 2001 are included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         As indicated in the certifications following the signatures to this report, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the Company's disclosure controls and procedures prior to the filing of this report. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings under the Securities Exchange Act of 1934, as amended.

         Subsequent to that evaluation, there have not been changes in the Company's internal controls or in other factors that could have materially affected or are reasonably likely to affect internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         DIRECTORS AND EXECUTIVE OFFICERS

         The individuals who serve as our executive officers and directors are:

           Name                  Age                     Position(s) Held
----------------------------    -----     --------------------------------------------------
Brad Ketch                       41       President, Chief Executive Officer and Director
Ray Willenberg, Jr.              52       Chairman of the Board and Executive Vice President
James W. Cruckshank              49       Chief Financial Officer
Ivan Berkowitz                   56       Vice Chairman of the Board(1)
Bruce Brown                      66       Director(1)
Thomas J. Cooper                 54       Director
John Howell                      58       Director

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

         JAMES W. CRUCKSHANK. Mr. Cruckshank has served as our Chief Financial Officer since December 2003. He holds a B.B.A. in Accounting, Marketing and Management from the University of Portland and a M.B.A. from The University of Notre Dame. Since November of 2003, Mr. Cruckshank has been a partner in Tatum CFO Partners LLP. From March 2003 to December 2003 Mr. Cruckshank was an independent financial consultant. From November 2001 to March 2003, Mr. Cruckshank was Vice President of Finance of Christenson Electric, Inc. From March 2000 to October 2001, Mr. Cruckshank served as Chief Financial Officer for a number of internet startup companies. From January 1999 to February 2000, Mr. Cruckshank was Vice President and Chief Financial Officer of Assisted Living

Concepts, Inc. From February 1984 to January 1999, Mr. Cruckshank was Corporate Controller and Assistant Treasurer of Schnitzer Steel Industries, Inc. a publicly traded company. Prior to that Mr. Cruckshank was with PriceWaterhouse Coopers for six years.

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

         C. RICH WILSON III. Mr. Wilson resigned as Vice President, Secretary and as a member of the Board of Directors effective December 31, 2003. Mr. Wilson had served as Vice President, Secretary and a member of our Board of Directors since April 2000.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2003, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements, except as described in this paragraph. Brad Ketch filed a late Form 3 for fiscal year 2003.

Audit Committee Financial Expert

         We have no financial expert. It is difficult for a company with a financial profile such as ours to attract and to afford a director who qualifies as a financial expert. Nevertheless, our board intends to seek and consider retaining over fiscal 2004 an appropriate candidate who qualifies as financial expert.

Code of Ethics

         We have not yet adopted a code of ethics. Our Board of Directors intends to adopt, during fiscal 2004, establishing a code of ethics that complies with the applicable guidelines issued by the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth all compensation earned by the Company's Chief Executive Officer and President and the other executive officers of the Company whose total annual salaries and bonuses exceeded $100,000 for the year ended October 31, 2003 (the "Named Executive Officers"):

                                                     SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------------------
                                                                                               Restricted          Securities
                                                                        Other Annual             Stock             Underlying
 Name and Principal Position(s)     Year           Salary               Compensation            Award(s)            Options
--------------------------------   ------    -------------------     ------------------     ----------------    ------------------
Brad Ketch                          2003      $    225,833            $         --                   --            1,500,000
President and Chief Executive       2002            60,000                      --                   --              455,000
Officer (1)                         2001                --                      --                   --                   --

Ray Willenberg, Jr.                 2003           177,694   (3)                --                   --                   --
Chairman of the Board, Chief        2002           258,406   (4)                --                   --              350,000
Executive Officer, President        2001           229,167                      --                   --               20,000
and Executive Vice President (2)

C. Rich Wilson III                  2003           156,083                      --                   --                   --
Former Vice President and           2002           166,329   (6)            91,875  (7)              --              600,000
Secretary (5)                       2001           149,580                      --                   --               20,000

Thomas J. Sweeney                   2003           129,848                      --                   --                   --
Former Chief Financial              2002           133,455   (9)                --                   --                   --
Officer (8)                         2001            82,294                      --                   --                   --

Thomas J. Cooper                    2003            71,424                      --                   --                   --
Former Chief Executive              2002           129,500  (11)                --                   --            2,000,000  (12)
Officer (10)                        2001                --                      --                   --                   --

(1)  Mr. Ketch was appointed Chief Executive Officer on December 2, 2002.
(2) Mr. Willenberg served as our President and Chief Executive Officer until June 1, 2002, when Mr. Cooper became Chief Executive Officer and Mr. Willenberg became Executive Vice President.
(3) Includes $28,106 in commissions paid Mr. Willenberg per his employment agreement. The Company owed Mr. Willenberg $463,878 in unpaid commissions as of October 31, 2003.
(4) Includes $14,250 in earned, but deferred payroll unpaid as of October 31, 2002.
(5) Mr. Wilson served as Vice President and Secretary from April 2000 until his resignation from all positions with the Company on December 31, 2003.
(6) Includes $29,999 in earned, but deferred payroll unpaid as of October 31, 2002.
(7) Represents the issuance to Mr. Wilson in February 2002 of 250,000 shares of common stock valued at $0.37 per share.
(8) Mr. Sweeney served as Chief Financial Officer until his resignation on December 12, 2003. Mr. Sweeney's employment was at will.
(9) Includes $13,514 in earned, but deferred payroll unpaid as of October 31, 2002.
(10) Mr. Cooper served as our Chief Executive Officer from June 1, 2002 until December 2, 2002.
(11) Includes $62,500 in earned, but deferred payroll unpaid as of October 31, 2002 and $4,500 of consulting fees paid to Mr. Cooper prior to his employment with us.
(12) Includes 1,500,000 options cancelled pursuant to Mr. Cooper's Severance Agreement. See "Item 13 - Certain Relationships and Related Transactions - Thomas J. Cooper."

         In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits has been omitted for the named executive officers because the aggregate amount of these perquisites and other personal benefits was less than the lesser of $50,000 or 10% of annual salary and bonuses for the named executive officers.

STOCK OPTIONS GRANTED DURING THE YEAR ENDED OCTOBER 31, 2003.

The following table sets forth information with respect to the stock options granted in the last fiscal year to the persons set forth in the Summary Compensation Table (the "named executive officers").

                                                 OPTION GRANTS IN THE LAST FISCAL YEAR
                                                       Percent of Total
                             Number of Securities       Options Granted         Exercise or                           Grant Date
                                  Underlying            To Employees In         Base Price         Expiration           Present
                              Options Granted (#)         Fiscal Year           ($/Share)             Date             Value (1)
                             --------------------      ----------------      ----------------     ------------      --------------
Brad Ketch                         1,500,000                  100%              $     0.64         12/03/2012        $    697,332

(1) In accordance with SEC rules, the Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in this table. Our use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. The following assumptions were made for purposes of calculating the grant date present value for the options granted: expected life of this option of five years, volatility at 72.32% dividend yield of 0.0% and discount rate of 1.5%.

YEAR-END OPTION VALUES. The following table sets forth information as of October 31, 2003 concerning options held by the named executive officers.

                                               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                      AND FISCAL YEAR-END OPTION VALUES
                                                                     Number of Securities                 Value of Unexercised
                                                                Underlying Unexercised Options                In-The-Money
                                                                      at Fiscal Year End               Options at Fiscal Year End
                                                                --------------------------------    --------------------------------
                                  Shares
                               Acquired on
                               Exercise (#)     Realized ($)     Exercisable      Unexercisable      Exercisable       Unexercisable
                              --------------    ------------    -------------    ---------------    -------------    ---------------
Brad Ketch                              --             --           605,000          1,350,000      $         --     $           --
Ray Willenberg, Jr.                     --             --         1,117,500              2,500                --                 --
C. Rich Wilson III                      --             --           742,500              2,500                --                 --
James W. Cruckshank                     --             --                --                 --                --                 --
Thomas J. Sweeney                       --             --                --                 --                --                 --

COMPENSATION OF DIRECTORS

         It is our policy to pay each outside director $2,000 for each meeting of our Board of Directors attended and for each committee meeting attended. In fiscal 2003 the directors waived their board meeting and committee meeting fees until the Company's financial condition improves. In addition, we have granted stock and stock options to the directors to compensate them for their services. Our directors are eligible to receive stock option grants under our 2000 Omnibus Securities Plan. During 2002, we granted Bruce Brown and Ivan Berkowitz, our non-employee directors, options to purchase 150,000 and 250,000 shares of our common stock, respectively at an exercise price of $0.42 per share. The options were all granted under our 2000 Omnibus Securities Plan and vested quarterly on April 30, 2002, July 31, 2002, October 31, 2002 and January 31, 2003. We
reimburse our directors for reasonable expenses incurred in traveling to and from board or committee meetings.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

         BRAD KETCH. On December 2, 2002, we entered into an employment agreement with Brad Ketch pursuant to which Mr. Ketch was retained as our Chief Executive Officer. The agreement entered into with Mr. Ketch in December 2002 replaced the agreements previously entered into with Mr. Ketch (and discussed below) pursuant to which he was retained in various other capacities. Mr. Ketch's current agreement with us began on December 2, 2002 for a three-year term and provided for Mr. Ketch to receive an initial base salary of $250,000, with an annual bonus to be paid at the discretion of the Board of Directors in either cash or stock. In addition, the agreement provides for Mr. Ketch to receive an option to purchase 1,500,000 shares of our Common Stock at a per share exercise price of $0.64. The options vest in 12 quarterly installments of 125,000, beginning March 1, 2003.

         Mr. Ketch's agreement provided that he may be terminated for "cause," as defined in his employment agreement. If Mr. Ketch is terminated without "cause" or left New Visual for "good reason," each as defined in the agreement, he will receive a severance payment equal to two years of his base salary on the date of his termination. If Mr. Ketch is terminated without cause or with good reason within one year after a "change of control," as defined in the agreement, he will receive a severance payment equal to two years of his base salary and an amount equal to two times the amount of his last bonus received.

         Prior to our entering into the agreement with Mr. Ketch retaining his as our Chief Executive Officer, we entered into several agreements with him during fiscal year 2002. In March 2002, we entered into a one-year consulting arrangement with Mr. Ketch, in which we retained Mr. Ketch to provide consulting and advisory services with respect to our technology for transmitting high speed data over extended ranges of copper telephone wire. Pursuant to this consulting agreement, we agreed to pay Mr. Ketch $15,000 per month and granted him an option to purchase 50,000 shares of our common stock at an exercise price of $1.02 per share. The option was exercisable upon grant.

         In July 2002, we entered into an employment agreement and a second stock option agreement with Mr. Ketch whereby he became our Chief Marketing Officer. This employment agreement, which was for a three year term, began on July 1, 2002, and provided for a base salary of $15,000 per month, an annual bonus to be paid at the discretion of the Board of directors in either cash or stock, and a stock option grant of 405,000 shares, of which 105,000 vested on the date of grant. The remaining options vest quarterly, beginning on May 31, 2003, in equal amounts of 37,500 shares. These options have an exercise price of $1.09 per share.

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

         C. RICH WILSON III. On February 25, 2002, we entered into an employment agreement with C. Rich Wilson III to serve as our Vice President and Secretary. Mr. Wilson's agreement commenced March 1, 2002 and was for a one-year term, which provided for automatic renewals for successive one-year terms unless earlier terminated pursuant to the terms of the agreement or with 60 days notice prior to the end of its term. Under the agreement, Mr. Wilson's base salary was $160,000 per year. Mr. Wilson was also entitled to an annual bonus, payable in cash or stock, in the discretion of the Board, and an annual bonus based upon the annual revenues we receive in connection with our feature film production, STEP INTO LIQUID.

         Mr. Wilson's agreement provided that he could be terminated for "cause" as defined in his employment agreement. If Mr. Wilson were terminated without "cause" or left the Company for "good reason," each as defined in the agreement, the agreement provided for him to receive a severance payment equal to the longer of that period of time remaining in his employment agreement or nine months. If Mr. Wilson were terminated without cause or with good reason within one year after a "change of control," as defined in the agreement, he was to receive a severance payment equal to two years of his base salary plus an amount equal to two times the amount of his last bonus received. Mr. Wilson resigned as Vice President, Secretary and as a member of the Board of Directors effective December 31, 2003. Upon his resignation Mr. Wilson received compensation through February 25, 2004, a stock grant of 333,333, 1% of the gross received by the Company from Top Secret Productions, LLC and he was allowed to retain his options until their scheduled expiration dates.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         There are no compensation committee interlocks between the members of our Compensation Committee and any other entity. Bruce Brown and Ivan Berkowitz are the members of the Compensation Committee. None of the current members of the Compensation Committee was, or has ever been, an officer or employee of ours or any of our subsidiaries.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of January 26, 2004, concerning all persons known by us to own beneficially more than 5% of our common stock and concerning shares beneficially owned by each director and named executive officer and by all directors and executive officers as a group. Unless expressly indicated otherwise, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned. The address for each of our executive officers and directors is 5920 Friars Road, Suite 104, San Diego, CA 92108.

         In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and common stock purchase warrants within 60 days of January 26, 2004. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. The address of each executive officer and director is c/o New Visual Corporation, 5920 Friars Road, Suite 104, San Diego, California 92108. We have calculated the percentages of shares beneficially owned based on 76,657,851 shares of common stock outstanding at January 26, 2004.

                                                                            SHARES BENEFICIALLY OWNED
                                                                        ---------------------------------
                          PERSON OR GROUP                                    Number          Percent  (1)
--------------------------------------------------------------------    ----------------    -------------
Brad Ketch                                                               1,995,000  (2)         2.60%
Ray Willenberg, Jr.                                                      2,929,375  (3)         3.82%
C. Rich Wilson III                                                       1,424,875  (4)         1.86%
Thomas J. Cooper                                                           532,258  (5)             *
John Howell                                                                375,000  (6)             *
Bruce Brown                                                                174,000  (7)             *
Ivan Berkowitz                                                           1,331,875  (8)         1.74%
James W. Cruckshank                                                         50,000                  *
All executive officers and directors as a group (8 persons)              8,812,383  (9)        11.50%
Charles R. Cono                                                          3,904,500  (10)        5.09%
Zaiq Technologies, Inc.                                                  8,184,615  (11)       10.68%

*        Less than 1%.

(1) Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days.
(2)  Includes options to purchase 1,955,000 shares of common stock.
(3)  Includes options to purchase 1,120,000 shares of common stock.
(4)  Includes options to purchase 745,000 shares of common stock.
(5)  Includes options to purchase 500,000 shares of common stock.
(6)  Includes options to purchase 14,000 shares of common stock.
(7)  Includes options to purchase 160,000 shares of common stock.
(8)  Includes options to purchase 785,000 shares of common stock.
(9)  Includes options to purchase an aggregate 5,405,000 shares of common stock.
(10) Includes 3,904,500 shares of common stock held by the Charles R. Cono Trust, of which Mr. Cono is the trustee. Mr. Cono's address is 550 Baltimore Drive, La Mesa, California 91942-1176.
(11) Reflects common stock issuable on conversion of 3,192 shares of Series B Preferred Stock at an assumed conversion price of $0.00039 on February 21, 2003. The address of Zaiq Technologies, Inc. is 78 Dragon Court, Woburn, MA 01801.

EQUITY COMPENSATION PLAN INFORMATION

         We have three compensation plans (excluding individual stock option grants outside of such plans) under which our equity securities are authorized for issuance to employees, directors and consultants in exchange for services - the 2000 Omnibus Securities Plan (the "2000 Plan"), the 2001 Stock Incentive Plan (the "2001 Plan"), and the 2003 Consultant Stock Plan (the "Consultant Plan") (collectively, the "Plans"). Our shareholders approved the 2000 Plan and 2001 Plan, and the Consultant Plan has not yet been submitted to the shareholders for approval.

         The following table presents information as of October 31, 2003 with respect to compensation plans under which equity securities were authorized for issuance, including the 2000 Plan, the 2001 Plan, the Consultant Stock Plan and agreements granting options or warrants outside of these plans.

                                                (a)                         (b)                             (c)
                                    ------------------------    -------------------------    ---------------------------------
                                                                                                   Number of Securities
                                      Number of Securities                                       Remaining Available for
                                        to be Issued Upon            Weighted-Average          Future Issuance Under Equity
                                           Exercise of               Exercise Price of        Compensation Plans [Excluding
                                      Outstanding Options,         Outstanding Options,          Securities Reflected in
         Plan Category                 Warrants or Rights           Warrants or Rights                 Column (a)]
--------------------------------    ------------------------    -------------------------    ---------------------------------
Equity compensation plans
  approved by security holders                    2,188,750     $                   1.25                              311,250

Equity compensation plans not
  approved by security holders                    7,135,443     $                   2.33                                   --

                                    ------------------------    -------------------------    ---------------------------------
Total                                             9,324,193     $                   2.08                              311,250
                                    ========================    =========================    =================================

         NON-SHAREHOLDER APPROVED PLANS. The following is a description of outstanding options and warrants granted to employees, directors, advisory directors, consultants and investors outside of the Plans.

         As of October 31, 2003, we have outstanding options and warrants to purchase an aggregate of 7,135,443 shares of our common stock that were granted outside of the Plans. Of this number, options to acquire 1,442,500 shares were granted during fiscal 2000 to eight present or former directors, officers, employees and advisory directors at exercise prices ranging from $4.00 to $4.40. These options expire five years from their grant date. 275,000 of these options vested immediately. 1,027,500 of the options vest in four equal annual installments, with one quarter vesting upon issuance. Of the remaining options, 35,000 vested immediately and the remainder vested in six quarterly installments of 17,500 shares each.

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

         We have outstanding options to purchase 1,500,000 shares of common stock that were granted in fiscal 2003 outside of the Plans. These options, which expire ten years from their grant date, were granted to our current Chief Executive Officer at an exercise price of $0.64 per share. The options vest over three years in 12 equal quarterly installments.

         There are outstanding warrants to purchase an aggregate of 1,342,943 shares of common stock that we granted in fiscal 2001 to 23 investors. 1,000,000 of these warrants have a three-year term and have an exercise price of $6.00. 88,000 of these warrants have a three year term and have an exercise price of lesser of $6.10 per share or 50% of market ($.33 at October 31, 2003). 87,357 of these warrants have a three-year term and have an exercise price of $4.02. 67,586 of these warrants have a three-year term and have an exercise price of $5.10. 100,000 of these warrants have a five year term and an exercise price of $2.50 with respect to 50,000; $5.00 with respect to 25,000 and $10.00 with respect to 25,000.

         There are outstanding warrants that we granted during fiscal 2002 to four consultants to purchase an aggregate of 500,000 shares of common stock outside of the Plans. 200,000 of these warrants have an exercise price of $0.51 and expire in November 2005. 300,000 of these warrants have a three year term and exercise prices as follows: $0.75 as to 50,000 shares, $1.25 as to 50,000 shares, $1.75 as to 100,000 shares, and $2.25 as to 100,000 shares.

         There are outstanding warrants that we granted during fiscal 2003 to a shareholder and a consultant. 500,000 of these warrants have a two year term and an exercise price of $.40. 600,000 of these warrants have a 35-month term (under certain circumstances the Company may accelerate the expiration date) and an exercise price of $.15.

         The Consultant Plan was adopted in January 2003 and authorizes the issuance of up to 6,000,000 non-qualified stock options or stock awards to consultants to the Company. Directors, officers and employees are not eligible to participate in the Consultant Plan. To date, we have issued a total of 3,200,000 shares of common stock under the Consultant Plan to four consultants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         JAMES W. CRUCKSHANK. On December 8, 2003, we entered into an employment agreement with Mr. Cruckshank to serve as our Chief Financial Officer. Under the Agreement, Mr. Cruckshank received 50,000 shares of Common Stock and is paid, with respect to each day actually worked, $700 in cash and $480 Common Stock. Mr. Cruckshank is also eligible for quarterly stock grants based upon completion of certain agreed upon objectives. The agreement is cancelable by the Company immediately for "cause," with 15 days notice without "cause," and with 30 days notice if he leaves the Company for "good reason," each as defined in the agreement. In the event cancellation is without "cause" or for "good reason," after April 8, 2004 until December 8, 2004 Mr. Cruckshank will receive two months severance based upon base pay and from December 8, 2004 and thereafter six months severance based on base pay.

         THOMAS J. COOPER. On December 2, 2002, we entered into a Separation Agreement with Mr. Cooper relating to his resignation as our Chief Executive Officer. Mr. Cooper remains a director of the Company. Under the agreement, we reimbursed Mr. Cooper for expenses of $10,000 incurred during his employment and paid him deferred salary of $57,692.30 (the "Salary Payment") on or before March 31, 2003. The Salary Payment is payable in two installments, the first of which, totaling $10,000 was due and paid on or before February 15, 2003. The remainder of $47,692.30 is due on March 31, 2003. If we fail to make the remaining payment pursuant to this schedule, we must pay Mr. Cooper interest at a rate of 24% per year on any unpaid amounts. We also agreed to continue Mr. Cooper's health insurance benefits for up to six months. Pursuant to the terms of the Separation Agreement, the 1,500,000 stock options granted to Mr. Cooper in connection with his role as Chief Executive Officer were terminated. Mr. Cooper retained other options previously granted to him and remains a director of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees billed by the Company's principal accountants, Marcum & Kliegman LLP, for audit services related to the most recent two fiscal years, and for other professional services billed in the most recent two fiscal years, were as follows:

                                 FISCAL 2003     FISCAL 2002
                                -------------   -------------
Audit Fees (1)                  $    142,000    $   142,900
Audit-Related Fees (2)                10,720          7,400
Tax Fees (3)                          15,043         15,200
All Other Fees                            --         16,500
                                -------------   ------------
Total                           $    167,763    $   182,000
                                =============   ============

(1) Comprised of the audit of the Company's annual financial statements and reviews of the Company's quarterly financial statements, as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.
(2) Comprised of acquisition due diligence and consultations regarding financial accounting and reporting.
(3) Comprised of services for tax compliance, tax return preparation, tax advice and tax planning.

The Audit Committee reviewed the non-audit services rendered by Marcum & Kliegman LLP in and for fiscal 2002 and fiscal 2003 as set forth in the above table and concluded that such services were compatible with maintaining the accountants' independence. Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company's independent accountants must now be approved in advance by the Audit Committee to assure that such services do not impair the accountants' independence from the Company. Accordingly, the Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy (the "Policy") which sets forth the procedures and the conditions pursuant to which services to be performed by the independent accountants are to be pre-approved. Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services. The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees and Tax Fees in the above table as well as services for limited review of actuarial reports and calculations. If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by the independent accountants. In addition, any services that receive annual pre-approval but exceed the pre-approved maximum fee level also will require separate approval by the Audit Committee prior to being performed. The Audit Committee may delegate authority to pre-approve audit and non-audit services to any member of the Audit Committee, but may not delegate such authority to management.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Index to Financial Statements and financial statement schedules, filed as part of this report:

              INDEPENDENT AUDITORS' REPORT                                             F-1

              CONSOLIDATED BALANCE SHEETS
                   At October 31, 2003 and 2002                                        F-2

              CONSOLIDATED STATEMENTS OF OPERATIONS                                    F-3
                   For the Years Ended October 31, 2003, 2002 and 2001

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                      F-4 to F-9
                   For the Years Ended October 31, 2003, 2002 and 2001

              CONSOLIDATED STATEMENTS OF CASH FLOWS                                   F-10
                   For the Years Ended October 31, 2003, 2002 and 2001


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-11 to F-24

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

4.3 Warrant, dated as of October 31, 2003 issued in favor of Melton Management Limited (1)

10.1 Agreement to Produce Film, dated April 9, 2000 between New Visual Entertainment, Inc., Bruce Brown, Dana Brown and John-Paul Beeghly (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-KSB for the period ended October 31, 2000 (the "2000 10-KSB")). *

10.2 2000 Omnibus Securities Plan of New Visual Entertainment, Inc. (incorporated by reference to Appendix A of the Company's definitive Proxy Statement filed with the Commission on May 2, 2000). *

10.3 Form of Credit Agreement dated June 29, 2000 by the Company and each of the following trusts: Epics Events Trust, Ltd.; Exodus Systems Trust, Ltd.; Prospect Development Trust, Ltd.; Pearl Street Investments Trust, Ltd.; and Riviera Bay Holdings Trust, Ltd. (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 10-Q for the period ended July 31, 2000 (the "July 2000 10-QSB")).

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

10.8 2001 Stock Incentive Plan for New Visual Corporation (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (No. 333-68716), as filed with the Commission on August 30,
          2001). *

10.9 Consulting Agreement dated August 30, 2001, by and between New Visual Corporation and Jack Burstein (incorporated by reference to Exhibit
          10.13 of the 2001 10-K).

10.10 Stock Option Agreement dated August 30, 2001, by and between New Visual Corporation and Jack Burstein (incorporated by reference to
          Exhibit 10.14 of the 2001 10-K).

10.11 Promissory Note dated September 6, 2001 by John Howell in favor of New Visual Corporation (incorporated by reference to Exhibit 10.15 of the 2001 10-K). *

10.12 First Amendment to Office Building Lease dated September 12, 2001, by and between Valley Park Associates, LLC and New Wheel Technology, Inc., a subsidiary of New Visual Entertainment, Inc. (incorporated by reference to Exhibit 10.16 of the 2001 10-K).

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

10.21 Employment Agreement dated as of January 1, 2002 by and between New Visual Corporation and John Howell (incorporated by reference to
          Exhibit 10.24 of the 2001 10-K). *

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

10.25 Employment Agreement dated February 25, 2002, by and between New Visual Corporation and C. Rich Wilson III (incorporated by reference to Exhibit 10.11 of the January 2002 10-Q).*

10.26 Restricted Stock Award Agreement dated as of February 25, 2002, by and between New Visual Corporation and John Howell (incorporated by reference to Exhibit 10.12 of the January 2002 10-Q).*

10.27 Consulting Agreement dated February 26, 2002, by and between New Visual Corporation and Thomas J. Cooper (incorporated by reference to
          Exhibit 10.13 of the January 2002 10-Q). *

10.28 Stock Option Agreement dated February 26, 2002, by and between New Visual Corporation and Thomas J. Cooper (incorporated by reference to
          Exhibit 10.14 of the January 2002 10-Q). *

10.29 Convertible Promissory Note dated March 8, 2002, by New Visual Corporation in favor of Tony Finn (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2002 (the "July 2002 10-Q)).

10.30 Convertible Promissory Note dated March 8, 2002, by New Visual Corporation in favor of James Joseph Redmon (incorporated by reference to Exhibit 10.2 of the July 2002 10-Q).

10.31 Convertible Promissory Note dated March 22, 2002, by New Visual Corporation in favor of the M. Lucile Way Trust (incorporated by reference to Exhibit 10.3 of the July 2002 10-Q).

10.32 Convertible Promissory Note dated March 22, 2002, by New Visual Corporation in favor of D W Construction, Inc. (incorporated by reference to Exhibit 10.4 of the July 2002 10-Q).

10.33 Employment Agreement dated March 22, 2002, by and between New Visual Corporation and Thomas J. Cooper (incorporated by reference to Exhibit
          10.10 of the April 2002 10-Q). *

10.34 Stock Option Agreement dated March 22, 2002, by and between New Visual Corporation and Thomas J. Cooper (incorporated by reference to Exhibit
          10.11 of the April 2002 10-Q). *

10.35 Employment Agreement dated March 22, 2002, by and between New Visual Corporation and Ray Willenberg, Jr. (incorporated by reference to
          Exhibit 10.12 of the April 2002 10-Q). *

10.36 Stock Option Agreement dated March 22, 2002, by and between New Visual Corporation and Ray Willenberg, Jr. (incorporated by reference to
          Exhibit 10.13 of the April 2002 10-Q). *

10.37 Stock Option Agreement dated March 22, 2002, by and between New Visual Corporation and Brad Ketch (incorporated by reference to Exhibit 10.14 of the April 2002 10-Q). *

10.38 Consulting Agreement dated March 22, 2002, by and between New Visual Corporation and Brad Ketch. (1)*

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

10.55 Agreement dated as of September 2002 by and between New Visual Corporation and Starburst Innovations, LLC. (1)

10.56 Regulation S Purchase Agreement dated September 23, 2002 between New Visual Corporation and Starz Investments Limited. (1)

10.57 Promissory Note dated October 29, 2002 in favor of Robert E Casey, Jr. (incorporated by reference to Exhibit 10.57 of the Annual Report for the year ended 2002).

10.58 Severance Agreement and Release dated December 2, 2002, by and between New Visual Corporation and Thomas J. Cooper. (incorporated by reference to Exhibit 10.58 of the Annual Report for the year ended
          2002).

10.59 Employment Agreement dated December 2, 2002, by and between New Visual Corporation and Brad Ketch. (incorporated by reference to Exhibit
          10.59 of the Annual Report for the year ended 2002). *

10.60 Stock Option Agreement dated December 2, 2002, by and between New Visual Corporation and Brad Ketch. (incorporated by reference to
          Exhibit 10.60 of the Annual Report for the year ended 2002). *

10.61 Promissory note dated October 31, 2002 in favor of Charles R Cono Trust, Charles R. Cono, TTEE (incorporated by reference to Exhibit
          10.1 of the Company's Report on Form 8-K dated October 31, 2002).

10.62 Securities Purchase Agreement dated as of October 31, 2003 by and between New Visual and Melton Management Limited (1)

10.63 Employment Agreement dated November 21, 2003, by and between New Visual Corporation and James W. Cruckshank (1) *

10.64 Letter agreement between ARTISAN PICTURES INC. and New Visual Corporation (1)

21.1      Subsidiaries of the Registrant (incorporated by reference to Exhibit
          21.1 of the Annual Report for the year ended 2002)

23.1      Consent of Marcum & Kliegman LLP, Independent Auditors (1)

31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------------
     (1) Filed herewith.
      * Signifies a management agreement or compensatory plan or arrangement.

      2. None.

      3. The management contracts or compensatory plans or arrangements are followed by an asterisk (*) in the list of Exhibits found in part (c) of this
Item 15.


(b) Reports on Form 8-K
    -------------------

          Form 8-K dated August 25, 2003, was filed pursuant to Item 5 (Other Events and Regulation FD Disclosure)

          This 8-K reported on the results of the annual shareholders meeting.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    January 29, 2004              NEW VISUAL CORPORATION

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


          SIGNATURE                                  TITLE                                  DATE
          ---------                                  -----                                  ----

/s/ Brad Ketch                    President, Chief Executive Officer and Director      January 29, 2004
-----------------------           (PRINCIPAL EXECUTIVE OFFICER)
Brad Ketch


/s/ James W. Cruckshank           Chief Financial Officer (PRINCIPAL FINANCIAL         January 29, 2004
-----------------------           OFFICER AND PRINCIPAL ACCOUNTING OFFICER)
James W. Cruckshank


/s/ Ray Willenberg, Jr.           Chairman of the Board                                January 29, 2004
-----------------------
Ray Willenberg, Jr.


/s/ Ivan Berkowitz                Director                                             January 29, 2004
-----------------------
Ivan Berkowitz


/s/ Bruce Brown                   Director                                             January 29, 2004
-----------------------
Bruce Brown


 /s/ Thomas J. Cooper             Director                                             January 29, 2004
-----------------------
Thomas J. Cooper


 /s/ John Howell                  Director                                             January 29, 2004
-----------------------
John Howell

                     NEW VISUAL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    Page Numbers

INDEPENDENT AUDITORS' REPORT                                             F-1

CONSOLIDATED BALANCE SHEETS
     At October 31, 2003 and 2002                                        F-2

CONSOLIDATED STATEMENTS OF OPERATIONS                                    F-3
     For the Years Ended October 31, 2003, 2002 and 2001

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                      F-4 to F-9
     For the Years Ended October 31, 2003, 2002 and 2001

CONSOLIDATED STATEMENTS OF CASH FLOWS                                   F-10
     For the Years Ended October 31, 2003, 2002 and 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-11 to F-34

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors
New Visual Corporation


We have audited the accompanying consolidated balance sheets of New Visual Corporation and Subsidiaries (the "Company") as of October 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended October 31, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Visual Corporation and Subsidiaries at October 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years ended October 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred net losses of $3,316,500, $9,467,123 and $11,875,915 during the years ended October 31, 2003, 2002 and 2001, respectively. As of October 31, 2003, the Company had a working capital deficiency of approximately $3,658,000. These conditions raise substantial doubt about the Company's ability to continue as a going-concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                       /s/ MARCUM & KLIEGMAN LLP

New York, New York
January 21, 2004

                                            NEW VISUAL CORPORATION AND SUBSIDIARIES

                                                  CONSOLIDATED BALANCE SHEETS

                                                                                                     At October 31,
                                                                                          -------------------------------------
                                                                                                2003                 2002
                                                                                          ----------------     ----------------
                                         ASSETS
                                         ------
Current Assets:
   Cash                                                                                   $       319,786      $       311,577
   Receivable from officers                                                                            --               10,032
   Other current assets                                                                             5,015                1,650
                                                                                          ----------------     ----------------
      Total Current Assets                                                                        324,801              323,259

Property and equipment - net                                                                       41,301               64,533
Technology license and capitalized software development fee                                     5,751,000            5,751,000
Film In Distribution - net                                                                      2,142,212                   --
Projects in Development                                                                                --            2,178,831
Other assets                                                                                       13,036               14,576
                                                                                          ----------------     ----------------
       Total Assets                                                                       $     8,272,350      $     8,332,199
                                                                                          ================     ================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------
Current Liabilities:
   Convertible notes payable                                                              $     1,103,000      $       954,500
   Convertible debentures                                                                         300,000                   --
   Notes payable                                                                                  740,311              971,407
   Accounts payable and accrued expenses                                                        1,744,883            2,247,595
   License and development fees payable                                                            95,000              734,000
                                                                                          ----------------     ----------------
       Total Current Liabilities                                                                3,983,194            4,907,502

Redeemable Series B preferred stock                                                             3,192,000                   --
                                                                                          ----------------     ----------------

Total Liabilities                                                                               7,175,194            4,907,502

Redeemable Series B preferred stock                                                                    --            3,192,000

Commitments, Contingencies and Other Matters

Stockholders' Equity:
Preferred stock - $0.01 par value; 15,000,000 shares
    authorized; Series A junior participating preferred
    stock; -0- shares issued and outstanding                                                           --                   --
Common stock - $0.001 par value; 500,000,000 shares
    Authorized (100,000,000 as of October 31, 2002); 70,676,682
    and 49,787,069 shares issued and outstanding at
    October 31, 2003 and 2002, respectively                                                        70,677               49,787
Additional paid-in capital                                                                     51,131,622           47,097,830
Unearned financing fees                                                                          (15,674)            (214,952)
Unearned compensation                                                                           (404,582)            (331,581)
Accumulated deficit                                                                          (49,684,887)         (46,368,387)
                                                                                          ----------------     ----------------
   Total Stockholders' Equity                                                                   1,097,156              232,697
                                                                                          ----------------     ----------------
       Total Liabilities and Stockholders' Equity                                         $     8,272,350      $     8,332,199
                                                                                          ================    =================

                    The accompanying notes are an integral part of these consolidated financial statements.

                                       NEW VISUAL CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         For the Years Ended October 31,
                                                           ----------------------------------------------------------
                                                                 2003                 2002                 2001
                                                           ----------------     ----------------     ----------------
REVENUES                                                   $       379,980      $            --      $            --

OPERATING EXPENSES:
  Cost of sales                                                    192,889
  Projects written off                                              56,864
  Research and development                                         117,901            1,298,560              839,402
  Compensatory element of stock issuances for selling,
    general and administrative expenses                          2,062,081            2,459,158            3,558,887
  Selling, general and administrative expenses                   2,127,267            3,555,754            4,086,795
  Litigation settlement                                              6,500                   --            1,000,000
  Loss on disposal of equipment                                         --                   --                7,500
                                                           ----------------     ----------------     ----------------
    TOTAL OPERATING EXPENSES                                     4,563,502            7,313,472            9,492,584
                                                           ----------------     ----------------     ----------------
OPERATING LOSS                                                  (4,183,522)          (7,313,472)          (9,492,584)

OTHER (INCOME) EXPENSES:
  Interest expense                                                 270,587            1,036,434              337,378
  Non Cash Gain - Litigation Settlement                         (1,474,000)                  --                   --
  Amortization of unearned financing costs                         336,391            1,117,217            2,045,953
                                                           ----------------     ----------------     ----------------
TOTAL OTHER (INCOME) EXPENSES                                    (867,022)            2,153,651            2,383,331

                                                           ----------------     ----------------     ----------------
NET LOSS                                                   $    (3,316,500)     $    (9,467,123)     $   (11,875,915)
                                                           ================     ================     ================

BASIC AND DILUTED NET LOSS PER COMMON SHARE                $          (.05)     $          (.23)     $          (.46)
                                                           ================     ================     ================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING            60,643,489           41,861,295           25,988,990
                                                           ================     ================     ================

               The accompanying notes are an integral part of these consolidated financial statements.

                                       NEW VISUAL CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 FOR THE YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001

                                                                         Common Stock                    Additional
                                                              -----------------------------------         Paid-In
                                                                  Shares              Amount              Capital
                                                              --------------     ----------------     ---------------
Balance - November 1, 2002                                       49,787,069      $        49,787      $   47,097,830

Issuance of common stock for cash ($.13 to $.30
  per share)                                                     17,112,611               17,113           2,919,580
Issuance of common stock for conversion of promissory
  notes and interest ($.15 to $1.00 per share)                    1,225,941                1,226             376,524
Issuance of common stock for deferred payroll                        88,710                   89              54,912
Issuance of common stock under consulting agreements
  ($.32 to $.64 per share)                                        3,621,875                3,622           1,535,628
Cancellation of shares under legal settlement                    (2,200,000)              (2,200)         (1,471,800)
Cashless exercise of warrants                                        40,476                   40                 (40)
Exercise of warrants                                              1,000,000                1,000              59,000
Stock offering costs                                                                                        (172,957)
Value assigned to beneficial conversion                                                                      137,113
Value assigned to warrants issued to consultants                                                             588,232
Value assigned to options issued to consultants                                                                7,600
Amortization of unearned compensation expense
Amortization of unearned financing costs
Net loss

                                                              --------------     ----------------     ---------------
Balance - October 31, 2003                                       70,676,682      $        70,677      $   51,131,622
                                                              ==============     ================     ===============

               The accompanying notes are an integral part of these consolidated financial statements.

                                               NEW VISUAL CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         FOR THE YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001

                                                                                                                          Total
                                                             Unearned            Unearned           Accumulated       Stockholders'
                                                          Financing Costs      Compensation           Deficit            Equity
                                                          ----------------    ---------------     ---------------    ---------------
Balance - November 1, 2002                                $      (214,952)    $     (331,581)     $  (46,368,387)    $      232,697

Issuance of common stock for cash ($.13 to $.30 per
  share)                                                                                                                  2,936,693
Issuance of common stock for conversion of promissory
  notes and interest ($.15 to $1.00 per share)                                                                              377,750
Issuance of common stock for deferred payroll                                                                                55,001
Issuance of common stock under consulting agreements
  ($.32 to $.64 per share)                                                        (1,539,250)                                    --
Cancellation of shares under legal settlement                                                                            (1,474,000)
Cashless exercise of warrants
Exercise of warrants                                                                                                         60,000
Stock offering costs                                                                                                       (172,957)
Value assigned to beneficial conversion                          (137,113)                                                       --
Value assigned to warrants issued to consultants                                    (588,232)                                    --
Value assigned to options issued to consultants                                       (7,600)                                    --
Amortization of unearned compensation expense                                      2,062,081                              2,062,081
Amortization of unearned financing costs                          336,391                                                   336,391
Net loss                                                                                              (3,316,500)        (3,316,500)

                                                          ----------------    ---------------     ---------------    ---------------
Balance - October 31, 2003                                $       (15,674)    $     (404,582)     $  (49,684,887)    $    1,097,156
                                                          ================    ===============     ===============    ===============

                       The accompanying notes are an integral part of these consolidated financial statements.

                                               NEW VISUAL CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         FOR THE YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001

                                                                         Common Stock                 Additional
                                                              -----------------------------------       Paid-In       Subscriptions
                                                                  Shares             Amount             Capital         Receivable
                                                              --------------     ---------------    ---------------   -------------
Balance - November 1, 2001                                       30,003,681      $       30,003     $   38,478,279    $    (103,500)

Issuance of common stock under consulting agreements
  ($.40 to $1.24 per share)                                       1,967,312               1,968          1,156,912
Issuance of common stock for cash ($.25 to $1.00 per
  share)                                                          6,448,675               6,449          2,114,476
Cash received for subscription receivable                                                                                   103,500
Issuance of common stock in connection with the exercise
  of warrants ($.25 per share)                                    2,912,000               2,912            725,088
Cashless exercise of warrants                                       736,008                 736               (736)
Issuance of common stock for conversion of promissory
  notes and interest ($.40 to $.70 per share)                     4,497,967               4,498          2,179,128
Issuance of common stock for release of claims                    1,261,946               1,262             (1,262)
Issuance of common stock for technology license
  acquisition                                                       624,480                 624            749,376
Issuance of common stock to employees                             1,035,000               1,035            432,203
Issuance of common stock for financing fee                          300,000                 300            140,700
Stock offering costs                                                                                      (246,993)
Value assigned to beneficial conversion                                                                    653,789
Value assigned to warrants issued to consultants                                                           533,370
Value assigned to options issued to consultants                                                            183,500
Amortization of unearned compensation expense
Amortization of unearned financing costs
Net loss

                                                              --------------    ----------------   ----------------   --------------
Balance - October 31, 2002                                       49,787,069      $       49,787     $   47,097,830    $          --
                                                              ==============    ================   ================   ==============

                       The accompanying notes are an integral part of these consolidated financial statements.

                                               NEW VISUAL CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         FOR THE YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001

                                                                                                                         Total
                                                             Unearned           Unearned           Accumulated       Stockholders'
                                                          Financing Costs     Compensation           Deficit            Equity
                                                          ---------------    ---------------     ---------------    ---------------
Balance - November 1, 2001                                $     (537,380)    $     (481,751)     $  (36,901,264)    $      484,387

Issuance of common stock under consulting agreements
  ($.40 to $1.24 per share)                                                        (344,280)                               814,600
Issuance of common stock for cash ($.25 to $1.00 per
  share)                                                                                                                 2,120,925
Cash received for subscription receivable                                                                                  103,500
Issuance of common stock in connection with the
  exercise of warrants ($.25 per share)                                                                                    728,000
Cashless exercise of warrants                                                                                                   --
Issuance of common stock for conversion of promissory
  notes and interest ($.40 to $.70 per share)                                                                            2,183,626
Issuance of common stock for release of claims                                                                                  --
Issuance of common stock for technology license
  acquisition                                                                                                              750,000
Issuance of common stock to employees                                              (100,000)                               333,238
Issuance of common stock for financing fee                      (141,000)                                                       --
Stock offering costs                                                                                                      (246,993)
Value assigned to beneficial conversion                         (653,789)                                                       --
Value assigned to warrants issued to consultants                                   (467,370)                                66,000
Value assigned to options issued to consultants                                    (183,500)                                    --
Amortization of unearned compensation expense                                     1,245,320                              1,245,320
Amortization of unearned financing costs                       1,117,217                                                 1,117,217
Net loss                                                                                             (9,467,123)        (9,467,123)

                                                          ---------------    ---------------     ---------------    ---------------
Balance - October 31, 2002                                $     (214,952)    $     (331,581)     $  (46,368,387)    $      232,697
                                                          ===============    ===============     ===============    ===============

                       The accompanying notes are an integral part of these consolidated financial statements.

                                               NEW VISUAL CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         FOR THE YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001

                                                                         Common Stock                 Additional
                                                              -----------------------------------       Paid-In       Subscriptions
                                                                  Shares             Amount             Capital         Receivable
                                                              --------------     ---------------    ---------------   -------------
Balance - November 1, 2000                                       24,072,455      $       24,072     $   27,813,465    $

Issuance of common stock for cash ($.25 to $5.00 per
  share)                                                          1,212,254               1,212          1,075,763          (3,500)
Issuance of common stock with attached warrants ($4.02
  per share for quarter ended January 31)                           174,714                 175            489,024
Issuance of common stock with attached warrants ($5.10
  per share for quarter ended January 31)                            30,600                  31             85,649
Issuance of common stock with attached warrants ($2.80
  to $5.10 per share for quarter ended April 30)                    104,571                 105            292,695
Issuance of common stock in connection with Private
Placement ($4.35 to $5.50 per share for quarter ended
  January 31)                                                        32,445                  32            151,968
  ($2.60 to $3.37 per share for quarter ended April 30)             207,307                 207            619,793
  ($1.74 to $2.80 per share for quarter ended July 31)            1,446,355               1,446          2,742,008
Issuance of common stock in connection with litigation
  settlement                                                        250,000                 250            999,750
Issuance of stock to Vice-Chairperson of Board of
Directors for services ($1.8984 per share at June 11)               500,000                 500            948,700
Issuance of stock under consulting agreement ($2.90 to
  $3.90 per share at July 31)                                        50,960                  51            171,693
Issuance of stock under consulting agreements ($.41 to
  $.95 per share at October 31)                                   1,175,000               1,175            558,075
Issuance of stock in connection with exercising of
  option ($.27 at September 30)                                     750,000                 750            199,250        (100,000)
Value assigned to warrants issued to consultants at
  quarter ended July 31                                                                                  1,289,250
Value assigned to options issued to consultants at
  August 30                                                                                                540,000
Value assigned to warrants issued to consultants at
  quarter ended October 31                                                                                 380,000
Value assigned to options issued to advisory board
  members at quarter ended October 31                                                                      151,194
Cancellation of common stock issued for cash                         (2,980)                 (3)           (29,998)
Amortization of unearned financing costs
Amortization of unearned compensation expenses
Net loss
                                                              --------------     ---------------    ---------------   -------------
Balance - October 31, 2001                                       30,003,681      $       30,003     $   38,478,279    $   (103,500)
                                                              ==============     ===============    ===============   =============

                       The accompanying notes are an integral part of these consolidated financial statements.

                                               NEW VISUAL CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         FOR THE YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001

                                                                                                                         Total
                                                             Unearned           Unearned           Accumulated       Stockholders'
                                                          Financing Costs     Compensation           Deficit            Equity
                                                          ---------------    ---------------     ---------------    ---------------
Balance - November 1, 2000                                $   (2,583,333)    $                   $  (25,025,349)    $      228,855

Issuance of common stock for cash ($.25 to $5.00 per
  share)                                                                                                                 1,073,475
Issuance of common stock with attached warrants ($4.02
  per share for quarter ended January 31)                                                                                  489,199
Issuance of common stock with attached warrants ($5.10
  per share for quarter ended January 31)                                                                                   85,680
Issuance of common stock with attached warrants ($2.80
  to $5.10 per share for quarter ended April 30)                                                                           292,800
Issuance of common stock in connection with Private
Placement ($4.35 to $5.50 per share for quarter ended                                                                      152,000
  January 31)
  ($2.60 to $3.37 per share for quarter ended April 30)                                                                    620,000
  ($1.74 to $2.80 per share for quarter ended July 31)                                                                   2,743,454
Issuance of common stock in connection with litigation
  settlement                                                                                                             1,000,000
Issuance of stock to Vice-Chairperson of Board of
Directors for services ($1.8984 per share at June 11)                                                                      949,200
Issuance of stock under consulting agreement ($2.90 to
  $3.90 per share at July 31)                                                                                              171,744
Issuance of stock under consulting agreements ($.41 to
  $.95 per share at October 31)                                                                                            559,250
Issuance of stock in connection with exercising of
  option ($.27 at September 30)                                                                                            100,000
Value assigned to warrants issued to consultants at
  quarter ended July 31                                                                                                  1,289,250
Value assigned to options issued to consultants at
  August 30                                                                        (540,000)                                    --
Value assigned to warrants issued to consultants at
  quarter ended October 31                                                                                                 380,000
Value assigned to options issued to advisory board                                 (151,194)
  members at quarter ended October 31                                                                                      (30,001)
Cancellation of common stock issued for cash                                                                                    --
Amortization of unearned financing costs                       2,045,953                                                 2,045,953
Amortization of unearned compensation expenses                                      209,443                                209,443
Net loss                                                                                            (11,875,915)       (11,875,915)
                                                          ---------------    ---------------     ---------------    ---------------
Balance - October 31, 2001                                $     (537,380)    $     (481,751)     $  (36,901,264)    $      484,387
                                                          ===============    ===============     ===============    ===============

                       The accompanying notes are an integral part of these consolidated financial statements.

                                         NEW VISUAL CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                          For the Years Ended October 31,
                                                           -------------------------------------------------------------
                                                                  2003                  2002                 2001
                                                           ------------------     ----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $      (3,316,500)     $    (9,467,123)     $    (11,875,915)
  Adjustments to reconcile net loss to net cash used in
operating activities:
  Consulting fees and other compensatory elements of
stock issuances                                                    2,062,081            2,429,659             3,558,887
  Stock issued for litigation settlement                                  --                   --             1,000,000
  Unusual item - gain on Litigation settlement                    (1,474,000)                  --                    --
  Loss on disposal of equipment                                           --                   --                 7,500
  Projects written-off                                                56,864                   --                    --
  Amortization of unearned financing costs                           336,391            1,117,217             2,045,953
  Amortization of film in production costs                           192,889                   --                    --
  Depreciation                                                        23,232               77,260               118,693
Change in Assets (increase) decrease:
  Other current assets                                                (3,365)              92,766              (106,809)
  Due from related parties                                            10,033              160,859              (100,708)
  Other assets                                                         1,540               18,963                83,558
Change in Liabilities increase (decrease):
  Accounts payable and accrued expenses                             (172,462)           1,584,573               988,103
                                                           ------------------     ----------------     -----------------

      NET CASH USED IN OPERATING ACTIVITIES                       (2,283,297)          (3,985,826)           (4,280,738)
                                                           ------------------     ----------------     -----------------

CASH USED IN INVESTING ACTIVITIES
Acquisition of property and equipment                                     --               (2,513)              (17,302)
Proceeds from sale of equipment                                           --              145,616                    --
Projects under development                                          (213,134)            (266,181)           (1,237,999)
Acquisition of license                                              (639,000)          (1,075,000)                   --
                                                           ------------------     ----------------     -----------------

NET CASH USED IN INVESTING ACTIVITIES                               (852,134)          (1,198,078)           (1,255,301)
                                                           ------------------     ----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           2,936,693            2,224,422             5,426,607
  Offering costs related to stock issuances                         (172,957)            (246,993)                   --
  Proceeds from convertible debentures                               300,000                   --                    --
  Proceeds from convertible notes payable                            287,000            1,795,250               615,000
  Proceeds from notes payable                                             --              700,000                    --
  Repayments of notes payable                                       (231,096)                  --              (500,000)
  Repayments of convertible notes payable                            (36,000)                  --                    --
  Proceeds from exercise of options and warrants                      60,000              728,000               100,000
                                                           ------------------     ----------------     -----------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                    3,143,640            5,200,679             5,641,607
                                                           ------------------     ----------------     -----------------

INCREASE IN CASH                                                        8,209               16,775               105,568

CASH - BEGINNING OF YEAR                                              311,577              294,802               189,234

                                                           ------------------     ----------------     -----------------
CASH - ENDING OF YEAR                                       $         319,786      $       311,577      $        294,802
                                                           ==================     ================     =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest                                                   $              --      $            --      $             --
                                                           ==================     ================     =================
Income taxes                                               $              --      $            --      $             --
                                                           ==================     ================     =================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Compensation satisfied by issuance of common stock         $          55,001      $        29,500      $             --
                                                           ==================     ================     =================
Notes and interest satisfied by issuance of common
stock                                                      $         377,750      $     2,183,626      $             --
                                                           ==================     ================     =================

Accrued interest added to convertible notes payable        $         156,000      $            --      $             --
                                                           ==================     ================     =================

Common stock issued for acquisition of license             $              --      $       750,000      $             --
                                                           ==================     ================     =================
Redeemable Series B Preferred Stock issued for
acquisition of license                                     $              --      $     3,192,000      $             --
                                                           ==================     ================     =================

                 The accompanying notes are an integral part of these consolidated financial statements.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION, BUSINESS AND CONTINUED OPERATIONS

The consolidated financial statements include the accounts of New Visual Corporation ("New Visual") and its wholly owned operating subsidiaries, NV Entertainment, Inc. (including its 50% owned subsidiary Top Secret Productions,
LLC), Impact Multimedia, Inc. and NV Technology, Inc. (formerly New Wheel Technology, Inc.) ("New Wheel") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. The Company consolidates its 50% owned subsidiary Top Secret Productions, LLC due to the Company's control of management, board of directors and financial matters.

New Visual Corporation was incorporated under the laws of the State of Utah on December 5, 1985.

In November of 1999, the Company began to focus its business activities on the development of new content telecommunications technologies. Pursuant to such plan, in February of 2000, the Company acquired New Wheel, a development stage-company. As a result of the change in business focus, the Company became a development stage entity commencing November 1, 1999. With the completion of the film "Step Into Liquid" and its revenue generation during the fourth quarter of fiscal 2003 the Company was no longer considered a development stage entity. The Company's Telecommunication Segment has generated no revenues to date.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, for the years ended October 31, 2003, 2002 and 2001, the Company incurred net losses of approximately $3,317,000, $9,467,000 and $11,876,000, respectively, and as of October 31, 2003, had a working capital deficiency of approximately $3,658,000. As of December 31, 2003, the Company raised $1 million from the sale of its three-year 7% Convertible Debentures and, upon the effectiveness of a registration statement relating to the shares of Common Stock underlying such debentures, which the Company expects to file shortly, the Company expects to sell an additional $1 million of such debentures. Notwithstanding the amounts raised, the Company has limited finances and requires additional funding in order to accomplish its growth objectives and marketing of its products and services. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital on commercially acceptable terms to allow it to expand its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in this regard is to obtain other debt and equity financing until profitable operation and positive cash flows are achieved and maintained. Except as noted above the Company has no commitment for such financing.

The Company operates in two business segments, the production of motion pictures, films and videos (Entertainment Segment) and development of new content telecommunications technologies (Telecommunication Segment). The success of the Company's Entertainment Segment is dependent on future revenues from the Company's film "Step Into Liquid." The success of the Telecommunications Segment is dependent on the Company's ability to successfully commercialize its developed technology.

Through its subsidiary NV Entertainment the Company has operating revenues for its Entertainment Segment, but may continue to report operating losses for this segment. The Telecommunications Segment will have no operating revenues until successful commercialization of its developed technology, but will continue to incur substantial operating expenses, capitalized costs and operating losses.

The Company funded its operations during 2003, 2002 and 2001 through sales of its common stock, proceeds from notes and convertible notes and the exercise of options and warrants resulting in approximate net proceeds to the Company of $3,411,000, $5,201,000 and $6,142,000, respectively. The Company is exploring other financing alternatives, including private placements and other offerings. Subsequent to October 31, 2003, the Company placed $1,000,000 of convertible debentures (see Note 17).

The Company's ability to continue as a going concern is dependent upon obtaining additional financing. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts payable, accrued expenses and convertible notes approximate fair value because of their immediate or short-term nature. The fair value of long-term notes payable approximates their carrying value because the stated rates of the debt either reflect recent market conditions or are variable in nature.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on a straight-line method over the estimated useful lives of the assets, which generally range from five to seven years. Maintenance and repair expenses are charged to operations as incurred.

Film In Distribution

Statement of Positions 00-2, "Accounting by Producers or Distributors of Films" ("SOP-00-2") requires that film costs be capitalized and reported as a separate asset on the balance sheet. Film costs include all direct negative costs incurred in the production of a film, as well as allocations of production overhead and capitalized interest. Direct negative costs include cost of scenario, story, compensation of cast, directors, producers, writers, extras and staff, cost of set construction, wardrobe, accessories, sound synchronization, rental of facilities on location and post production costs. SOP-00-2 also requires that film costs be amortized and participation costs accrued, using the individual-film-forecast-computation method, which amortizes or accrues such costs in the same ratio that the current period actual revenue (numerator) bears to the estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year (denominator). The Company makes certain estimates and judgments of its future gross revenue to be received for each film based on information received by its distributors, historical results and management's knowledge of the industry. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions. A change to the estimate of gross revenues for an individual film may result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period.

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

The Company commences amortization of capitalized film costs and accrues (expenses) participation costs when a film is released and it begins to recognize revenue from the film. The Company had amortization costs of $192,889, $0 and $0 for the years ended October 31, 2003, 2002 and 2001, respectively.

Project In Development

During the year ended October 31, 2003, several projects under development were determined to have no estimated realizable value and were accordingly written-off. Project costs written-off during the year ended October 31, 2003 were $56,864.

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 employs an asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred income taxes of a change in tax rates is recognized income in the period that includes the enactment date.

Revenue Recognition

The Company recognizes film revenue from the distribution of its feature film and related products when earned and reasonably estimable in accordance with SOP 00-2. The following conditions must be met in order to recognize revenue in accordance with SOP 00-2:

     o persuasive evidence of a sale or licensing arrangement with a customer exists;
     o the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;
     o the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale;
     o   the arrangement fee is fixed or determinable; and
     o   collection of the arrangement fee is reasonably assured.

Under a rights Agreement with Artisan ("Artian") the Company's domestic distributor for its feature length film entitled "Step Into Liquid", the Company shares with Artisan in the profits of STEP INTO LIQUID after Artisan recovers its marketing, distribution and other predefined costs and fees. The agreement provides for the payment of minimum guaranteed license fees, usually payable on delivery of the respective completed film, that are subject to further increase based on the actual distribution results in the respective territory. Minimum guaranteed license fees totaled $200,000 during the year ended October 31, 2003 and was recorded as revenue.

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

The Company has no amortization expense for the years ended October 31, 2003, 2002 and 2001 for its capitalized software development costs.

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $0, $0 and $942 for the years ended October 31, 2003, 2002 and 2001, respectively.

Loss Per Common Share

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

The number of potentially dilutive securities excluded from computation of diluted loss per share was approximately 21,387,483, 18,910,000 and 9,828,000 for the years ended October 31, 2003, 2002 and 2001, respectively.

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

In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure - an Amendment of FASB Statement No. 123".This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. The Company has adopted the increased disclosure requirements of SFAS No. 148 during the year ended October 31, 2003.

                                                                                For the year ended October 31,
                                                               -----------------------------------------------------------
                                                                      2003                 2002                 2001
                                                               ----------------     ----------------     -----------------
     Net loss, as reported                                     $    (3,316,500)     $    (9,467,123)     $    (11,875,915)
     Add:  Stock-based employee compensation expense
       included in reported net loss                                        --                   --                    --
     Less: Total stock-based employee compensation expense
       determined under the fair value-based method for all
       awards                                                         (676,396)          (2,626,550)           (1,962,835)
                                                               ----------------     ----------------     -----------------
     Proforma net loss                                         $    (3,992,896)     $   (12,093,673)     $    (13,838,750)
                                                               ================     ================     =================

     Basic and Diluted Net Loss:
       As reported                                             $          (.05)     $          (.23)     $           (.46)
                                                               ================     ================     =================
       Proforma                                                $          (.07)     $          (.29)     $           (.53)
                                                               ================     ================     =================

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company evaluates its long-lived assets for financial impairment, and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

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

Impact of Recently Issued Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (" FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company during the first quarter ending January 31, 2003. The adoption of FIN 45 had no significant impact on its consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. The Company does not expect the adoption of FIN 46 will have a significant impact on its consolidated financial position or results of operations.



In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities, or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 had no significant impact on its consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS. No 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of implementing SFAS No. 150 the Company has changed the classification of its Series B Convertible Preferred Stock to a long term liability from previously being classified between the liability and equity sections.

Comprehensive Income

The Company has no material components of other comprehensive income and, accordingly, net loss approximates comprehensive loss for all periods presented.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 3 - ACQUISITIONS

NV Technology, Inc.

In February 2000, the Company completed the acquisition of New Wheel, a development-stage, California-based, technology company. New Wheel was merged with Astounding Acquisition Corp., a Delaware corporation and wholly owned subsidiary of New Visual. The Company now uses New Wheel to conduct the development of its broadband technology ("NV Technology"). An aggregate of 3,000,000 restricted shares of common stock valued at $6,000,000 were issued to the New Wheel stockholders in consideration of the merger. Accordingly, the $6,000,000 was charged to operations during the year ended October 31, 2000. See
Note 15 for discussion of a settlement agreement with the former owners of New Wheel.

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, consists of the following:

                                                         At October 31,
                                                 ----------------------------
                                                     2003             2002
                                                 ------------    ------------
Furniture and fixtures                           $    54,097     $    54,097
Camera equipment                                     298,109         298,109
Office equipment                                     109,515         109,515
                                                 ------------    ------------
                                                     461,721         461,721
Less: Accumulated depreciation                       420,420         397,188
                                                 ------------    ------------
Total                                            $    41,301     $    64,533
                                                 ============    ============

For the years ended October 31, 2003, 2002 and 2001, depreciation expense was $23,232, $77,260 and $118,693, respectively.

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

The Company also agreed to pay ANI a development fee of $1,559,000 for software development services and to pay ANI a royalty equal to a percentage of the net sales of products sold by the Company and license revenue received by the Company. As of October 31, 2003, $95,000 of this development fee was outstanding.

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

NOTE 7 - FILM IN DISTRIBUTION

In April 2000, the Company entered into a joint venture production agreement to produce a feature length film ("Step Into Liquid") for theatrical distribution. The Company agreed to provide 100% of the funding for the production in the amount of up to $2,250,000 and, in exchange, received a 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to its initial investment of up to $2,250,000. As of October 31, 2003 the Company has funded a net of $2,335,101 for completion of the film. The film is currently in distribution. Top Secret has recognized revenues of $379,980 for the year ended October 31, 2003. As of October 31, 2003 the Company had not received any cash distributions from the joint venture. The Company's management believes revenues from the film will more than adequate to cover the capitalized production costs. The Company had amortization costs of $192,889, $0 and $0 for the years ended October 31, 2003, 2002 and 2001, respectively, for the film. The total film production costs and related amounts capitalized are as follows:

                                                                                    October 31,
                                                                          --------------------------------
                                                                               2003               2002
                                                                          --------------     -------------
      Released films                                                      $   2,335,101      $         --
        Less cumulative amortization of film production costs                   192,889                --
                                                                          --------------     -------------
          Total film production costs capitalized for released films          2,142,212                --
      Films in production                                                            --         2,121,967
      Films in development or pre-production (1)                                     --            56,864
                                                                          --------------     -------------
          Total film production costs capitalized, net                    $   2,142,212      $  2,178,831
                                                                          ==============     =============

      (1) In the fourth quarter of fiscal 2003 the Company wrote-off $56,864 in costs capitalized for future film projects, which the Company determined would not be put into production.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

During fiscal 2003, 2002 and 2001, the Company entered into several convertible promissory note agreements with various trusts and individuals. The Company agreed to pay the principal and an additional amount equal to 50% of the principal. The notes are due when the Company reaches certain milestones from the distribution of its motion picture (Note 7). The notes may be converted at any time, in whole or in part, into that number of fully paid and non-assessable shares of common stock at conversion prices ranging from $.33 to $1.00. These and the Company's other notes are summarized in the table below:

                                                                   October 31,
                                                         -------------------------------
                                                              2003              2002
                                                         -------------     -------------
     Note payable (1)                                    $    250,000      $    250,000
     Notes payable (ten notes) (2)                            483,000           704,500
     Note payable, 9% interest (3)                             10,000                --
     Notes payable (four notes), 12% interest (4)             360,000                --
                                                         -------------     -------------
     Total                                               $  1,103,000      $    954,500
                                                         =============     =============

     (1) Due when receipts received by the Company from the joint venture exceed $375,000.
     (2) Due when receipts received by the Company from the joint venture exceed $2,250,000.
     (3) Due when receipts received by the Company from the joint venture exceed $750,000.
     (4) Notes had an original due date of November 21, 2003. The note holders extended the due date until January 7, 2004 in exchange for 160,000 shares of common stock. In January 2004 the Company paid $180,000 of principal payments and further extended the notes until the next round of financing is completed.

During the year ended October 31, 2003, holders of convertible notes converted principal of $258,500 and accrued interest of $119,250 into 1,225,941 shares of the Company's common stock

Several of the above convertible note agreements that were entered into during the fiscal year ended October 31, 2003 and 2002, were convertible into common stock at a conversion rate lower than the market price at the issuance of the convertible notes. The value of such beneficial conversion features was $137,113 and $653,789, respectively and such amount was charged to financing costs during the fiscal year ended October 31, 2003 and 2002.

NOTE 9 - CONVERTIBLE DEBENTURES

On October 31, 2003, the Company entered into a 7% convertible debenture agreement in the amount of $300,000. The debentures are convertible to common stock at $.26 per share and are due April 30, 2004. The Company also issued warrants to the debenture holder at a strike price of $.15 per share. The warrants were convertible into common stock at a conversion rate lower than the market price at the issuance of the warrants, subject to the holders cashless exercise rights. The value of such beneficial conversion features was $133,852.

NOTE 10 - NOTES PAYABLE

The Company has the following notes payable outstanding at October 31:

                                                                                 2003                2002
                                                                            -------------      --------------
     Note Payable (five individual notes with identical terms),
       unsecured, 6% interest, due June 29, 2004                            $    256,886       $     256,886
     Note payable, 10% interest, unsecured, due on demand with
       three days notice                                                         483,425             514,521
     Note payable, unsecured, 10% interest, due April 29, 2003                        --             200,000
                                                                            -------------      --------------
     Total                                                                  $    740,311       $     971,407
                                                                            =============      ==============

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities consist of the following:

                                                          At October 31,
                                                 ------------------------------
                                                      2003             2002
                                                 -------------    -------------
Accrued Officers Compensation, bonuses
  and payroll                                    $    494,248     $    515,903
Professional fees                                     471,213          623,044
Interest payable                                      478,289          541,350
Consulting fees                                        45,251           62,018
Miscellaneous                                         255,882          505,280
                                                 -------------    -------------
                                                 $  1,744,883     $  2,247,595
                                                 =============    =============

NOTE 12 - PREFERRED STOCK

REDEEMABLE SERIES B PREFERRED STOCK

On April 10, 2002, the Company amended its Articles of Incorporation and designated 4,000 of its authorized preferred stock as a Series B Preferred Stock, with a liquidation preference of $1,000 per share.

The Company may redeem any or all of the shares of Series B Preferred Stock at any time or from time to time at a per share redemption price equal to the preference amount.

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

In April 2002, the Company issued 3,192 shares of its Series B Preferred Stock, with redemption and liquidation preference of $3,192,000, in connection with the development and license agreement discussed in Note 6. As of October 31, 2003 and 2002, there were 4,000 authorized shares Series B Preferred Stock and 3,192 shares issued and outstanding. Based on the Company's evaluation relating to SFAS No. 150, the Series B Preferred Stock was reclassified to liabilities during the fourth quarter ended October 31, 2003.

SERIES C, SERIES D, SERIES E, SERIES F AND SERIES G CONVERTIBLE PREFERRED STOCK

On February 24, 2003 the Company amended its Articles of Incorporation and designated 100,000 shares of its authorized preferred stock as Series C Preferred Stock. On May 16, 2003, the Company amended this designation and fixed the number of shares designated as Series C Preferred Stock as 57,894.201. On June 13, 2003 and June 27, 2003, the Company amended its Articles of Incorporation and designated 9,090.909 shares of its authorized preferred stock as Series D Preferred Stock and 25,000 shares of its authorized preferred stock as Series E Preferred Stock. All of the designated Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock were issued in May and June 2003, to collateralize proposed loans to the Company of approximately $1,500,000, $400,000 and $500,000.

The shares are returnable to the Company upon demand in the event the proposed loans are not completed. The Company has not received any monies from the proposed loans.

The 57,894.201 shares of Series C preferred were returned to the Company. In November 2003 the Company issued 15,152 shares of Series C preferred, to collateralize a proposed loan to the Company of $2,000,000. The shares are returnable to the Company upon demand in the event the proposed loan is not completed.

On August 7, 2003 the Company amended its Articles of Incorporation and designated 10,297.118 shares of its authorized preferred stock as Series F Preferred Stock and 10,297.118 shares of its authorized preferred stock as Series G Preferred Stock. All of the designated Series F Preferred Stock and Series G Preferred Stock were issued in August 2003, to collateralize proposed loans to the Company of approximately $1,000,000. All Series F and Series G Preferred Stock have been returned to the Company.

None of these Series C, D, E, F and G are classified as outstanding as of October, 31, 2003 as such shares are issuable upon the funding of the loans. If the loans are not funded by January 31, 2004, all such shares are to be returned to the Company.

The terms of the Series C, Series D, Series E, Series F and Series G Preferred Stock are substantially the same. None of the series is entitled to receive dividends or to vote, except as required by Utah law, and none of the series is subject to mandatory redemption. The aggregate liquidation preference of each series is equal to the unpaid balance of principal and interest on the proposed loan to be collateralized by the shares of such series. In the event of a default under such proposed loan, the Series C, Series D, Series E, Series F or Series G Preferred Stock, as applicable, can be converted into common stock of the Company to liquidate the unpaid balance of the loan and related interest.

NOTE 13 - STOCKHOLDERS' EQUITY

Preferred Stock and Rights Dividend

Effective June 22, 2000, the Company amended its Articles of Incorporation to decrease the number of authorized shares of preferred stock from 200,000,000 to 15,000,000, and to decrease the par value of the preferred stock from $30.00 to $0.01 per share.

The Company adopted a stockholder rights plan, in which one right was distributed on August 21, 2000 as a dividend on each outstanding share of common stock to stockholders of record on that date. Each right will entitle the stockholders to purchase 1/1000th of a share of a new series of junior participating preferred stock of the Company at an exercise price of $200 per right. The rights will be exercisable only if another person acquires or announces its intention to acquire beneficial ownership of 20% or more of the Company's common stock. After any such acquisition or announcement, the Company's stockholders, other than the acquirer, could then exercise each right they hold to purchase the Company's common stock at a 50% discount from the market price. In addition, if, after another person becomes an acquiring person, the Company is involved in a merger or other business combination in which it is not the surviving corporation, each right will entitle its holder to purchase a number of shares of common stock of the acquiring company having a market value equal to twice the exercise price of the right. Prior to the acquisition by a person or group of beneficial ownership of 20% or more of the Company's common stock, at the option of the Board of Directors, the rights are redeemable for $0.001 per right. The rights will expire on August 21, 2004.

On July 27, 2000, the Company created a series of preferred stock, designated as "Series A Junior Participating Preferred Stock". 200,000 shares of the Series A Junior Participating Preferred Stock are initially reserved for issuance upon exercise of the rights. Subject to the rights of the holders of any shares of any series of preferred stock ranking prior and superior to the Series A Preferred Stock with respect to dividends, the holders of shares of Series A Preferred Stock, in preference to the holders of common stock, shall be entitled to receive, when, as and if declared by the Board of Directors, quarterly dividends payable in cash on the last day of each quarter in each year, commencing on the first quarterly dividend payment date after the first issuance of a share or fraction of a share of Series A Preferred Stock, in an amount per share equal to the greater of $1.00 or 1,000 times the aggregate per share amount of all cash and non-cash dividends or other distributions, other than a dividend payable in shares of common stock. Each share of Series A Preferred Stock shall entitle the holder to 1,000 votes. Upon any liquidation, no distribution shall be made to the holders of shares of stock ranking junior to the Series A Preferred, unless the holders of shares of Series A Preferred Stock shall have received $1,000 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon. The shares of Series A Preferred Stock shall not be redeemable. No Series A Preferred Stock was issued during the years ended October 31, 2003, 2002 and 2000, respectively.

Common Stock

Effective November 12, 2003, the Company amended its Articles of Incorporation and increased the authorized number of common stock from 100,000,000 to 500,000,000.

Common Stock Issuances During the Year Ended October 31, 2003:

In December 2002, 2.2 million shares of the Company's common stock previously issued to the former owners of New Wheel and former officers of the Company were returned to the Company, resulting in a non-cash gain of $1,474,000.

During the quarter ended January 31, 2003, the Company issued 88,710 shares of common stock to two officers of the Company in satisfaction of $55,001 in accrued compensation.

During the year ended October 31, 2003, the Company sold 17,112,611 shares of common stock to investors for cash proceeds of $2,936,693, as indicated below.

         During the quarter ended January 31, 2003, the Company sold 4,328,587 shares of common stock for $908,406.

         During the quarter ended April 30, 2003, the Company sold 6,668,339 shares of common stock for $1,116,299.

         During the quarter ended July 31, 2003, the Company sold 4,256,485 shares of common stock for $633,108.

         During the quarter ended October 31, 2003, the Company sold 1,859,200 shares of common stock for $278,880.

During the year ended October 31, 2003, principal and accrued interest of several convertible promissory notes, totaling $377,750, were converted into 1,225,941 shares of the Company's common stock (Note 8).

During the quarter ended January 31, 2003, the Company issued 421,875 shares of its common stock valued at $245,250, in connection with various consulting agreements and services.

During the quarter ended April 30, 2003, the Company issued 3,200,000 shares of its common stock valued at $1,294,000, in connection with various consulting agreements and services.

During the quarter ended October 31, 2003, warrants to purchase 1,000,000 share of common stock were exercised at $.06 per share, resulting in proceeds to the Company totaling $60,000.

During the quarter ended April 30, 2003, the Company issued 40,476 shares of its common stock due to a cashless exercise of warrants to purchase 100,000 shares of common stock.

Common Stock Issuances During the Year Ended October 31, 2002:

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

In February 2002, the Company issued 485,000 shares of restricted common stock to two employees in consideration of their services to the Company. The value assigned to the common stock totaled $178,738 and was charged to operations for the year ended October 31, 2002.

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

During the quarter ended October 31, 2002, the Company issued 351,562 shares of its common stock as consideration for consulting services performed by two consultants at prices from $.45 to $.64 per share, totaling $188,202.

During March 2002, the Company issued 736,008 shares of its common stock due to a cashless exercise of warrants to purchase 1,000,000 shares of common stock.

During the year ended October 31, 2002, warrants to purchase 2,912,000 shares of common stock were exercised at $.25 per share, resulting in proceeds totaling $728,000.

During the year ended October 31, 2002, principal and accrued interest of several convertible promissory notes, totaling $2,183,626, was converted into 4,497,967 shares of the Company's common stock.

During April 2002, the Company issued 624,480 shares of common stock, valued at $750,000, in connection with its technology license agreement with ANI (Note 6).

Common Stock Issuances During the Year Ended October 31, 2001:

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

In addition, the investors received warrants to purchase 4,000,000 shares of common stock to be issued in two series (3,000,000 Series A warrants and 1,000,000 Series B warrants). Each Series A warrant can be exercised at a price per share equal to the lesser of $6.00 or 50% of the average of the closing sales price of the Company's common stock over the five consecutive trading days immediately preceding the date of the exercise of the warrants. Each Series B warrant can be exercised at a price per share of $6.00. The Series B warrants have a cashless exercise provision. Both the Series A and Series B warrants expired on November 17, 2003.

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

Stock Option Plans

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

In January 2003, the Board of Directors of the Company approved the 2003 Consultant Stock Plan and authorizes the issuance of up to 6,000,000 non-qualified stock options or stock awards to consultants to the Company. Directors, officers and employees are not eligible to participate in the Consultant Plan. A total of 3,200,000 shares of common stock have been issued under the Consultant Plan to four consultants. As of October 31, 2003 no options have been awarded under the 2003 Plan.

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

On February 25, 2002, the Company granted to an advisory board member, options under the Company's 2000 Omnibus Securities Plan to purchase 40,000 shares of its common stock at an exercise price of $.42 per share. The options vest immediately and expire ten years from the grant date. The fair value of stock options estimated on the date of grant using the Black-Scholes option pricing model was $.30 per share, or $12,000.

On July 1, 2002, the Company granted its Chief Marketing Officer non-qualified stock options under its 2000 Plan to purchase 405,000 shares of common stock at an exercise price of $1.09 per share. Options covering 105,000 shares are exercisable immediately and the remaining vest in eight equal quarterly installments starting May 31, 2003. These options expire on July 1, 2012.

On April 30, 2003, the Company granted one of its advisory board member options under the Company's 2000 Omnibus Securities Plan to purchase 40,000 shares of its common stock at an exercise price of $.31 per share. The options vest in annual installments of 13,334, 13,333 and 13,334 commencing April 30, 2004. The fair value of stock options estimated on the date of grant using the Black-Scholes option pricing model was $.19 per share, or $7,600.

Options Outside of the Plan:

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

On December 3, 2002, the Company granted the Company's Chief Executive Officer options outside the Company's stock option plans to purchase 1,500,000 shares of its common stock at $.64. The options vest 125,000 each quarter commencing March 1, 2003.

A summary of the Company's stock option activity and related information follows:

                                                  Under the         Weighted Average        Outside the        Weighted Average
                                                    Plans            Exercise Price            Plans            Exercise Price
                                               ---------------    --------------------    ---------------    --------------------
Balance at October 31, 2000                                --      $               --          1,563,750     $              4.10
 Options granted:
    2000 Plan                                         516,000                    3.92                 --                      --
    2001 Plan                                         750,000                     .27                 --                      --
    Outside the option plans                               --                      --            375,000                    3.37
 Options expired/cancelled:
    2000 Plan                                          (3,750)                   3.92                 --                      --
 Options exercised:
    2001 Plan                                        (750,000)                    .27                 --                      --
                                               ---------------    --------------------    ---------------    --------------------
Balance at October 31, 2001                           512,250                    3.92          1,938,750                    3.96
 Options granted:
    In the Plans                                    1,707,500                     .58                 --                      --
    Outside the option plans                               --                      --          2,425,000                     .83
 Options expired/cancelled:
    In the Plans                                      (51,000)                   3.74                 --                      --
    Outside the option plans                               --                      --           (171,250)                   3.55
 Options exercised in the plans                            --                      --                 --                      --
                                               ---------------    --------------------    ---------------    --------------------
Balance at October 31, 2002                         2,168,750                    1.29          4,192,500                    2.16
 Options granted:
    In the Plans                                       40,000                     .31                 --
    Outside the option plans                                                                   1,500,000                     .64
 Options expired/cancelled:
    In the Plans                                     (20,000)                    3.92                 --
    Outside the option plans                                                                  (1,500,000)                   1.02
 Options exercised in the plans
                                               ---------------    --------------------    ---------------    --------------------
Balance at October 31, 2003                         2,188,750     $              1.25          4,192,500     $              2.03
                                               ===============    ====================    ===============    ====================

Exercisable at October 31, 2003                     1,823,438      $             1.15          3,059,166     $              2.54
                                               ===============    ====================    ===============    ====================
Exercisable at October 31, 2004                     2,087,084     $              1.27          3,567,500     $              2.27
                                               ===============    ====================    ===============    ====================
Exercisable at October 31, 2005                     2,175,417     $              1.26          4,067,500     $              2.04
                                               ===============    ====================    ===============    ====================
Exercisable at October 31, 2006                     2,188,750     $              1.25          4,192,500     $              2.03
                                               ===============    ====================    ===============    ====================

The exercise price for options outstanding as of October 31, 2003 ranged from $0.31 to $4.40.

At October 31, 2003, 311,250 options are available under the 2000 Plan, 0 options are available under the 2001 Plan and 2,800,000 options or stock awards are available under the 2003 Plan.

The weighted average fair value at date of grant for options granted during 2003 and 2002 was $0.44 and $0.72 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

                                                        2003                   2002                   2001
                                                 -------------------    -------------------    -------------------
     Risk-free interest rates                      1.00% to 1.50%         5.00% to 5.50%         5.00% to 5.50%
     Expected option life in years                       5                      5                      5
     Expected stock price volatility             72.32% to 228.70%       51.65% to 53.89%       47.25% to 96.25%
     Expected dividend yield                             0%                     0%                     0%

Warrants Granted

On November 5, 2001, the Company granted two companies warrants to purchase 200,000 shares of its common stock at an exercise price of $.51. The warrants vested immediately and expire on November 5, 2005. The fair value of stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.33 per share, or $66,000.

On February 11, 2002, the Company granted a company warrant to purchase 300,000 shares of its common stock at an exercise price ranging from $.75 to $2.25. The fair value of stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $4,500.

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

On February 12, 2003, the Company granted a warrants to purchase 500,000 shares of its common stock at an exercise price of $.40 in connection with the sale of 500,000 shares of its common stock. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is approximately $.14 per share or $173,919.

On November 21, 2002, the Company granted warrants to purchase 100,000 shares of its common stock at an exercise price of $.25. The warrants vested immediately and expire on November 21, 2007. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.37 per share, or $36,952.

On April 29, 2003, the Company granted a consulting firm a warrants to purchase 1,000,000 shares of its common stock at an exercise price of $0.06. The warrants vested immediately and expire on May 3, 2006. In exchange for the issuance, the Company cancelled warrants to purchase 1,000,000 shares of its common stock, which were issued on July 30, 2002 at an exercise price of $0.75. The fair value of stock warrants estimated on the date of the grant using the Black-Scholes option pricing model is $.02 per share or $243,461.

On October 31, 2003 the Company granted a warrant to purchase 600,000 shares of its common stock at an exercise price of $.15 in connection with the placement of $300,000 of convertible debentures. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.22 per share or $133,900.

Warrants Exercised

During the year ended October 31, 2002, warrants to purchase 2,912,000 shares of common stock were exercised at $.25 per share, resulting in proceeds totaling $728,000.

During March 2002, warrants to purchase 1,000,000 shares of common stock were exercised on a cashless basis, for which the Company issued 736,008 shares of common stock.

During the year ended October 31, 2003, warrants to purchase 1,000,000 shares of common stock were exercised at $.06 per share, resulting in proceeds totaling $60,000.

During February 2003, warrants to purchase 100,000 shares of common stock were exercised on a cashless basis, for which the Company issued 40,476 shares of common stock.

At October 31, 2003, the Company had outstanding warrants to purchase shares of common stock as follows:

                                            Number              Exercise               Expiration
                 Grant Date               of Shares              Price                    Date
         ---------------------------    -------------    --------------------    ----------------------
             November 17, 2000             1,000,000     $              6.00        November 17, 2003
             November 17, 2000                88,000                      (1)       November 17, 2003
               March 12, 2001                 67,586                    5.10         March 12, 2004
               March 12, 2001                 87,357                    4.02         March 12, 2004
               June 14, 2001                  50,000                    2.50          June 30, 2006
               June 14, 2001                  25,000                    5.00          June 30, 2006
               June 14, 2001                  25,000                   10.00          June 30, 2006
              November 5, 2001               200,000                    0.51        November 5, 2005
             February 11, 2002                50,000                    0.75        February 11, 2004
             February 11, 2002                50,000                    1.25        February 11, 2004
             February 11, 2002               100,000                    1.75        February 11, 2004
             February 11, 2002               100,000                    2.25        February 11, 2004
             February 12, 2003               500,000                    0.40        February 12, 2005
              October 31, 2003               600,000                    0.15     September 30, 2006 (2)

                                        -------------    --------------------
               Exercisable at                                                     November 17, 2003 to
              October 31, 2003             2,942,943        $0.15 to $10.00        September 30, 2006
                                        =============    ====================

         (1) Lesser of $6.00 or 50% of market ($0.17 at 10/31/03).
         (2) Under certain conditions the Company may accelerate the expiration date.

Net Loss Per Share

Securities that could potentially dilute basic earnings per share ("EPS"), in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

         Warrants to purchase common stock                           2,942,943
         Options to purchase common stock                            6,381,250
         Convertible notes payable and accrued interest              2,675,055
         Series B Preferred stock (based on a floor
            conversion price of $.34 at October 31, 2003)            9,388,235
                                                                 --------------
         Total as of October 31, 2003                               21,387,483
                                                                 ==============

         Substantial issuances after October 31, 2003 through January 23, 2004:


         Common stock issable upon conversion of
           convertible note and warrants issued in
           conjunction with new financing                           13,333,334
                                                                 ==============
         Common stock issued in connection with
           consulting agreements                                     3,800,000
                                                                 ==============

         Convertible notes payable and accrued interest                106,668
                                                                 ==============

         Sale of common stock for cash                               1,264,501
                                                                 ==============
         Common stock issued for deferred salaries
           and for past services                                       838,333
                                                                 ==============

NOTE 14 - INCOME TAXES

At October 31, 2003, the Company had approximately $39,555,000 of net operating loss carry forwards for income tax purposes, which expire as follows:

                                 Year                     Net Operating
                              ----------                     Losses
                                 2011                   $      1,583,000
                                 2012                          4,714,000
                                 2018                          4,472,000
                                 2019                          1,698,000
                                 2020                          4,759,000
                                 2021                          9,503,000
                                 2022                         10,229,000
                                 2023                          2,597,000
                                                        -----------------
                                                        $     39,555,000
                                                        =================

At October 31, 2003 and 2002, the Company has a deferred tax asset of approximately $19,716,000 and $18,826,000, respectively, representing the benefits of its net operating loss and certain expenses not currently deductible for tax purposes, principally related to the granting of stock options and warrants and the difference in tax basis of certain intangible assets. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the Federal statutory tax rate of 34% and the Company's effective Federal tax rate of 0% is due to the increase in the valuation allowance of $890,000 (2003), $4,550,000 (2002) and $4,204,000 (2001). The Company's ability to utilize its carry forwards may be subject to any annual limitation in future periods, pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

NOTE 15 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Employment Agreements

On February 25, 2002, the Company entered into a one-year employment agreement with its Vice President and Secretary, C. Rich Wilson III. The agreement provides for the Company to pay a base salary of $13,383 per month. The employee may receive an annual bonus to be determined at the sole discretion of the Board of Directors. Mr. Wilson resigned as Vice President and Secretary and from the Company's board of directors effective December 31, 2003.

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

Leases

On January 3, 2000, the Company entered into an operating lease for office space in San Diego, California. The lease commenced on February 1, 2000 and expires in January 2005. The lease provides for a minimum annual rental of approximately $54,000, with a 3% annual increase each year, starting on February 1, 2001 and each year thereafter. Subsequent to October 31, 2003, the Company decided to move its corporate headquarters to Portland, Oregon. The remaining lease cost (net of projected sublease income) estimated to be $75,530 will be recognized as a liability in the first fiscal quarter of 2004.

In anticipation of moving its corporate headquarters to Portland, Oregon, the Company has leased space on a month-to-month basis in Portland.

On May 4, 2001, the Company terminated an operating lease for office space in Livermore, California, which commenced on March 1, 2000. Meanwhile, the Company entered into an operating lease for office space in Pleasanton, California. The lease commenced on June 1, 2001 and expires on March 31, 2004. The lease provides for a minimum annual rental of approximately $120,000 for the first year and $156,000 the following years. During August 2001, the Company reduced its rental space and amended its lease agreement in Pleasanton. The amended lease provides for a minimum annual rental at approximately $43,000 for the first year, $56,000 for the second year and $69,240 in the last year.

The Company's future minimum lease payments are as follows:

              Years Ending October 31:
              ------------------------
                        2004               $     103,285
                        2005                      15,834
                                           --------------
                                           $     119,119
                                           ==============

Rent expense for the years ended October 31, 2003, 2002 and 2001 was $177,462, $115,500 and $136,000, respectively.

Concentration of Credit Risk

The Company maintains cash balances in two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company's balances may exceed these limits. At October 31, 2003 and 2002, uninsured cash balances were approximately $0 and $212,000, respectively. The Company believes it is not exposed to any significant credit risk for cash.

Settled Legal Proceedings

On June 28, 2002, the Company entered into a settlement agreement and mutual releases in certain litigation filed by the former owners of New Wheel and former officers of the Company ("Blevins and Shepperd"). Under the terms of the settlement agreement, Blevins and Shepperd returned to the Company in December 2002, 2.2 million shares of the Company's common stock previously issued to them in connection with the acquisition of New Wheel (Note 3). During the quarter ended January 31, 2003, the Company recorded a gain from this settlement agreement of $1,474,000.


NOTE 16 - SEGMENT INFORMATION

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                            Telecommunication          Entertainment
                                                 Business                 Business            Unallocable            Totals
                                           --------------------     -------------------   ----------------     -----------------
For the Year Ended October 31, 2003:

Net Sales                                  $                --      $         379,980     $            --      $       379,980

Operating Loss                             $          (334,746)     $        (211,681)    $    (3,637,096)     $    (4,183,522)

Depreciation                               $             8,212      $          13,686     $         1,334      $        23,232

Total Identifiable Assets                  $         5,761,429      $       2,181,161     $       328,760      $     8,272,350


For the Year Ended October 31, 2002:

Net Sales                                  $                --      $              --     $            --      $            --

Operating Loss                             $        (1,869,946)     $              --     $    (5,443,526)     $    (7,313,472)

Depreciation                               $            14,913      $          14,792     $        47,555      $        77,260

Total Identifiable Assets                  $         5,783,427      $       2,226,787     $       321,985      $     8,332,199


For the Year Ended October 31, 2001:

Net Sales                                  $                --      $              --     $            --      $            --

Operating Loss                             $          (846,902)     $              --     $    (8,645,682)     $    (9,492,584)

Depreciation                               $            14,007      $          16,893     $        87,793      $       118,693

Total Identifiable Assets                  $            57,723      $       2,069,457     $       664,117      $     2,791,297


NOTE 17 - SUBSEQUENT EVENTS

Common Stock

In January 2004, the Company:

     o issued an aggregate of $1,000,000 in convertible promissory notes to sixteen investors, which may be converted into shares of common stock at an exercise price of $.15;

     o issued as part of the above transaction warrants to purchase 6,666,667 shares of common stock at an exercise price of $.25; and

     o issued 1,000,000 shares of common stock to one individual in exchange for consulting services valued at $240,000;

     o issued to its board chair and senior vice president 400,000 shares of common stock in lieu of $100,000 in commissions;

     o issued to its chief executive officer and president 40,000 shares of common stock in lieu of $10,000 in deferred compensation;

     o issued to its chief financial officer 50,000 shares of common stock as part of his employment agreement;

     o issued to its former vice president and secretary and board member 333,333 shares of common stock as part of his severance agreement;

     o sold an aggregate 100,000 shares of common stock to one investor for total proceeds of $17,500.

In December 2003, the Company:

     o issued 2,800,000 shares of common stock to two companies in exchange for consulting services valued at $700,000;

     o sold an aggregate of 931,667 shares of common stock to six investors for total proceeds of $177,500;

     o issued 106,668 shares of common stock as part of an extension of past due convertible debentures;

     o issued 15,000 shares of common stock to one company in exchange for past services valued at $2,250; and

     o   cancelled 28,000 shares.

In November 2003, the Company:

     o sold aggregate of 232,834 shares of common stock to six investors for total proceeds of $40,300.


Consulting Agreements

On December 31, 2003 the Company entered into a two month agreement with a consultant for an investor relations program. On December 2, 2003 the Company renewed consulting contracts with two investor relation firms.

New Employment Agreement

In December 2003, the Company entered into an employment agreement with Mr. Cruckshank to serve as its Chief Financial Officer. Under the Agreement, Mr. Cruckshank received a 50,000 share stock grant upon employment and will receive $700 in cash and $480 per day in common stock for actual days worked. Mr. Cruckshank is also eligible for quarter stock grants based upon completion of certain agreed upon objectives. This agreement commenced December 8, 2003 and is cancelable immediately for "cause," with 15 days notice without "cause," and with 30 days notice if he leaves the Company for "good reason," each as defined in the agreement. In the event cancellation is without "cause" or for "good reason," after April 8, 2004 until December 8, 2004, Mr. Cruckshank will receive two months severance based upon base pay and from December 8, 2004 and thereafter six months severance based on base pay.

Vice President and Corporate Secretary resigned

Mr. Wilson resigned as Vice President and Secretary and from the Company's board of directors effective December 31, 2003.

NOTE 18 - QUARTERLY RESULTS (UNAUDITED)

                                                             Quarter Ended
                              -----------------------------------------------------------------------------
                                 January 31           April 30             July 31            October 31              Total
                              -----------------   ----------------     ----------------    ----------------     -----------------
           2003
Revenues                      $            --     $            --      $            --     $       379,980      $        379,980
Net Income (Loss)             $       175,234     $    (1,430,042)     $    (1,022,387)    $    (1,039,305)     $     (3,316,500)
Income (Loss) per share -
  Basic and Diluted (a)       $            --     $         (0.02)     $         (0.02)    $         (0.02)     $           (.05)

           2002
Revenues                      $            --     $            --      $            --     $            --      $             --
Net Loss                      $    (1,941,584)    $    (3,182,061)     $    (2,282,532)    $    (2,060,946)     $     (9,467,123)
Loss per share -
  Basic and Diluted (a)       $         (0.06)    $         (0.08)     $         (0.05)    $         (0.04)     $          (0.23)


(a) Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted average common shares outstanding during each period due to the effect of the Company's issuing shares of its common stock during the year.