Form 10QSB
period 2004-01-31
NEW VISUAL CORP
filed 2004-03-16
CIK 1026595

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ___________________

                                    FORM 10-QSB
                               ___________________

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004

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

                               Yes  [X]     No [ ]

     The number of shares of the issuer's Common Stock, par value $.001 per share, outstanding as of March 16, 2004, was 78,404,866.

PART I - FINANCIAL INFORMATION

            ITEM I - FINANCIAL STATEMENTS

                                   FORM 10-QSB

                             NEW VISUAL CORPORATION

                                JANUARY 31, 2004

                                TABLE OF CONTENTS

PART    ITEM                                                                PAGE
 I      Financial Information:
        1.    Financial Statements:

              CONDENSED CONSOLIDATED BALANCE SHEET
              At January 31, 2004 (Unaudited)                                2

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited)
                For the Three Months Ended January 31, 2004 and 2003         3

              CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
              EQUITY (Unaudited)
                For the Three Months Ended January 31, 2004                 4-5

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Unaudited)
                For the Three Months Ended January 31, 2004 and 2003        6-7

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS          8-20

        2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        3.    CONTROLS AND PROCEDURES

 II     OTHER INFORMATION:
        1.    LEGAL PROCEEDINGS
        2.    CHANGES IN SECURITIES
        6.    EXHIBITS AND REPORTS ON FORM 8-K

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                    January 31,
                                                                       2004
                                                                  --------------
                                     ASSETS
                                     -------

Current Assets:
  Cash                                                            $     123,673
  Other current assets                                                    4,919
                                                                  --------------

      Total Current Assets                                              128,592

Property and equipment - net of accumulated
  depreciation of $424,868                                               36,853
Technology license and capitalized software
  development fee                                                     5,751,000
Film in distribution - net                                            2,070,818
Deferred financing costs - net                                          200,115
Other assets                                                             13,139
                                                                  --------------

      Total Assets                                                $   8,200,517
                                                                  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Convertible notes payable                                       $     873,000
  Convertible debenture, less debt
    discount of $972,222                                                 27,778
  Notes payable                                                         740,311
  Accounts payable and accrued expenses                               1,437,475
                                                                  --------------

      Total Current Liabilities                                       3,078,564

Redeemable Series B preferred stock                                   3,192,000
                                                                  --------------

      Total Liabilities                                               6,270,564

Commitments, Contingencies and Other Matters

Stockholders' Equity:
  Preferred stock - $0.01 par value;
    15,000,000 shares authorized; Series A
    junior participating preferred stock;
    -0- shares issued and outstanding                                        --
  Common stock - $0.001 par value;
    500,000,000 shares authorized;
    77,454,185 issued and outstanding                                    77,455
  Additional paid-in capital                                         53,640,961
  Unearned financing fees                                               (10,449)
  Unearned compensation                                                (661,000)
  Accumulated deficit                                               (51,117,014)
                                                                  --------------

      Total Stockholders' Equity                                      1,929,953
                                                                  --------------

      Total Liabilities and Stockholders' Equity                  $   8,200,517
                                                                  ==============

            See notes to condensed consolidated financial statements.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     For the Three Months Ended
                                                             January 31,
                                                   -----------------------------
                                                       2004             2003
                                                   -------------   -------------

REVENUES                                           $    140,643    $         --
                                                   -------------   -------------

OPERATING EXPENSES:
  Cost of sales                                          71,394              --
  Research and development                               10,000          40,000
  Compensatory element of stock issuances
    for selling, general and
    administrative expenses                             749,581         605,155
  Selling, general and administrative expenses          505,103         498,728
                                                   ------------    ------------

       TOTAL OPERATING EXPENSES                       1,336,078       1,143,883
                                                   -------------   -------------

OPERATING LOSS                                       (1,195,435)     (1,143,883)

OTHER (INCOME) EXPENSES:
  Interest expense                                      147,208          61,391
  Non-cash gain - litigation settlement                      --      (1,474,000)
  Amortization of unearned financing costs               89,484          93,492
                                                   -------------   -------------

       TOTAL OTHER (INCOME) EXPENSES                    236,692      (1,319,117)
                                                   -------------   -------------

NET (LOSS) INCOME                                  $ (1,432,127)   $    175,234
                                                   =============   =============

NET (LOSS) INCOME PER COMMON SHARE:
  Basic                                            $       (.02)   $        .00
                                                   =============   =============
  Diluted                                          $       (.02)   $        .00
                                                   =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING
    Basic                                            75,861,470      41,652,310
                                                   =============   =============
    Diluted                                          75,861,470      51,810,248
                                                   =============   =============

            See notes to condensed consolidated financial statements.


                        NEW VISUAL CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                      (UNAUDITED)
                      FOR THE THREE MONTHS ENDED JANUARY 31, 2004

                                                  Common Stock            Additional
                                           ----------------------------    Paid-In
                                              Shares         Amount        Capital
                                           -------------  -------------  -------------
Balance - November 1, 2003                   70,676,682   $     70,677   $ 51,131,622

Issuance of common stock for cash
  ($.15 to $.20 per share)                    1,192,501          1,193        223,308
Issuance of common stock for extension
  of promissory notes and interest
  ($.24 to $.25 per share)                      280,003            280         67,987
Issuance of common stock in payment of
  deferred payroll                              440,000            440        109,560
Issuance of common stock for
  compensation                                1,049,999          1,050        244,949
Issuance of common stock under
  consulting agreements
  ($.23 to $.25 per share)                    3,800,000          3,800        756,200
Issuance of common stock for services            15,000             15          3,735
Stock offering costs                                 --             --         (5,725)
Value assigned to warrants issued to
  purchasers of convertible debentures               --             --        422,741
Value assigned to beneficial conversion              --             --        577,259
Value assigned to warrants issued
  for extension of convertible notes                 --             --         15,992
Value assigned to warrants issued
  to placement agent                                 --             --         93,333
Amortization of unearned compensation
  expense
Amortization of unearned financing costs             --             --             --
Net loss                                             --             --             --
                                           -------------  -------------  -------------
Balance - January 31, 2004                   77,454,185         77,455     53,640,961
                                           =============  =============  =============

               See notes to condensed consolidated financial statements.



                          NEW VISUAL CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                        (UNAUDITED)
                        FOR THE THREE MONTHS ENDED JANUARY 31, 2004

                                                                                 Total
                                Unearned       Unearned      Accumulated     Stockholders'
                            Financing Costs  Compensation      Deficit          Equity
                             -------------   -------------   -------------   -------------
Balance - November 1, 2003   $    (15,674)   $   (404,582)   $(49,684,887)   $  1,097,156

Issuance of common stock
  for cash
  ($.15 to $.20 per stock)             --              --              --         224,501
Issuance of common
  stock for extension
  of promissory notes
  and interest
  ($.24 to $.25 per share)        (68,267)             --              --              --
Issuance of common stock
  in payment of deferred
  payroll                              --              --              --         110,000
Issuance of common stock
  for compensation                     --        (245,999)             --              --
Issuance of common stock
  under consulting
  agreements
  ($.23 to $.25 per share)             --        (760,000)             --              --
Issuance of common
  stock for services                   --              --              --           3,750
Stock offering costs                   --              --              --          (5,725)
Value assigned to warrants
  issued to purchasers of
  convertible debentures          422,741              --              --         422,741
Value assigned to
  benficial conversion                 --              --              --         577,259
Value assigned to warrants
  issued for extension of
  convertible notes               (15,992)             --              --              --
Value assigned to warrants
  issued to placement
  agent                                --              --              --          93,333
Amortization of unearned
  compensation expense                 --         749,581              --         749,581
Amortization of unearned
  financing costs                  89,484              --              --          89,484
Net loss                               --              --      (1,262,127)     (1,432,127)
                             -------------   -------------   -------------   -------------
Balance - January 31, 2004   $    (10,449)   $   (661,000)   $(51,117,014)   $  1,929,953
                             =============   =============   =============   =============

                 See notes to condensed consolidated financial statements.

                                             5

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     For the Three Months Ended
                                                             January 31
                                                     ---------------------------
                                                         2004           2003
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                  $(1,432,127)   $   175,234
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Consulting fees and other compensatory
        elements of stock issuances                      749,581        605,155
      Unusual item - gain on litigation
        Settlement                                            --     (1,474,000)
      Amortization of unearned financing
        Costs                                             89,484         93,492
      Amortization of film in production
        Costs                                             71,394             --
      Amortization of Debt discount on notes              27,778             --
      Amortization  of Deferred Financing Costs            5,718             --
      Depreciation                                         4,448          8,304
    Change in Assets (increase) decrease:
      Other current assets                                    96         (8,782)
      Other assets                                          (103)            --
    Change in Liabilities increase (decrease):
      Accounts payable and accrued expenses             (193,658)      (230,928)
                                                     ------------   ------------

      NET CASH USED IN OPERATING ACTIVITIES             (677,389)      (831,525)
                                                     ------------   ------------

CASH USED IN INVESTING ACTIVITIES
  Acquisition of license                                 (95,000)      (191,000)
                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                 224,501        908,406
  Offering costs related to stock issuances               (5,725)       (79,402)
  Proceeds from convertible debentures                 1,000,000             --
  Proceeds from convertible notes payable                     --         85,000
  Capitalized financing costs                           (112,500)            --
  Repayments of convertible debentures                  (300,000)            --
  Repayments of notes payable                                 --       (200,000)
  Repayments of convertible notes payable               (230,000)            --
                                                     ------------   ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES          576,276        714,004
                                                     ------------   ------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           (196,113)      (308,521)

CASH AND CASH EQUIVALENTS - BEGINNING                    319,786        311,577
                                                     ------------   ------------
CASH AND CASH EQUIVALENTS - ENDING                   $   123,673    $     3,056
                                                     ============   ============

            See notes to condensed consolidated financial statements.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                           $    3,540    $       --
                                                       ===========   ===========
    Income taxes                                       $       --    $       --
                                                       ===========   ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for extension of
    convertible notes payable                          $   15,992    $       --
                                                       ===========   ===========
  Notes and interest satisfied by issuance
    of common stock                                    $       --    $  198,000
                                                       ===========   ===========
  Value assigned to warrants issued to
    placement agent                                    $   93,333    $       --
                                                       ===========   ===========
  Accounts payable and accrued expenses
    satisfied by issuance of common stock              $  113,750    $       --
                                                       ===========   ===========
  Value assigned to Beneficial conversion
    connection with 7% convertible debenture
    due December 31, 2006                              $  577,259    $       --
                                                       ===========   ===========
  Value assigned to warrants issued to
    Purchasers of convertible debentures               $  422,741    $       --
                                                       ===========   ===========

            See notes to condensed consolidated financial statements.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1- PRINCIPLES OF CONSOLIDATION AND BUSINESS AND CONTINUED OPERATIONS

The condensed consolidated financial statements include the accounts of New Visual Corporation and its wholly owned operating subsidiaries, NV Entertainment, Inc. (including its 50% owned subsidiary Top Secret Productions,
LLC), Impact Multimedia, Inc. and NV Technology, Inc. (formerly New Wheel Technology, Inc.) ("New Wheel") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. The Company consolidates its 50% owned subsidiary Top Secret Productions, LLC due to the Company's control of management, board of directors and financial matters.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("US GAAP"). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the financial statements and notes related thereto, included in the Annual Report on Form 10-K for year ended October 31, 2003.

These results for the period ended January 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Visual Corporation was incorporated under the laws of the State of Utah on December 5, 1985.In November of 1999, the Company began to focus its business activities on the development of new content telecommunications technologies. Pursuant to such plan, in February of 2000, the Company acquired New Wheel Technology, Inc., a development stage, California-based, technology company, which now operates as the Company's wholly-owned subsidiary, NV Technology, Inc., a Delaware corporation. As a result of the change in business focus, the Company became a development stage entity commencing November 1, 1999. With the completion of the film "Step Into Liquid" and its revenue generation during the fourth quarter of fiscal 2003 the Company was no longer considered a development stage entity.

The Company operates in two business segments, the production of motion pictures, films and videos (the "Entertainment Segment") and development of new content telecommunications technologies (the "Telecommunication Segment"). The success of the Company's Entertainment Segment is dependent on future revenues from the film "Step Into Liquid." The success of the Telecommunications Segment is dependent on the Company's ability to successfully commercialize its semiconductor technology.

Through its subsidiary NV Entertainment the Company recorded operating revenues for its Entertainment Segment, but may continue to report operating losses for this segment. The Telecommunications Segment will have no operating revenues until successful commercialization of its developed technology, but will continue to incur substantial operating expenses, capitalized costs and operating losses.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1- PRINCIPLES OF CONSOLIDATION AND BUSINESS AND CONTINUED OPERATIONS (Continued)

Going Concern
-------------

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, for the three months ended January 31, 2004, the Company incurred a net operating loss of approximately $1,432,000 and had a working capital deficiency of $2,949,972. The Company has limited finances and requires additional funding in order to accomplish its growth objectives and marketing of its products and services. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to expand its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

In December 2003, the Company completed a private placement of $1,000,000 of its three-year 7% Convertible Debentures (the "Debentures"). Following the repayment of the outstanding principal and accrued interest on short-term funding that was to become due in April 2004 and other offering related expenses, the Company received net proceeds of approximately $584,000. In addition the Company has signed commitments to place an additional $1 million of Debentures following such time, as the Securities and Exchange Commission declares the registration statement covering the common stock underlying the Debentures, which the Company filed on February 11, 2004, effective. See Note 6, "Convertible Debentures." No assurance can be given that the Company will in fact receive such proceeds within a reasonable time frame, or at all. The inability to obtain such or alternative financing will have a material adverse effect on the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and these adjustments may be material. The Company also raised $224,501 from the sale of its common stock, par value $0.001 per share (the "Common Stock").

The Company's ability to continue as a going concern is dependent upon obtaining additional financing. Management's plan in this regard is to obtain other debt and equity financing until profitable operation and positive cash flows are achieved and maintained. The Company currently has no financing commitments and no assurance can be given that the Company will be able to raise needed on funds on commercially acceptable terms. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

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

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Film In Distribution
--------------------

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

The Company commences amortization of capitalized film costs and accrues (expenses) participation costs when a film is released and it begins to recognize revenue from the film. The Company had amortization costs of $71,394 and $0 for the three months ended January 31, 2004 and 2003, respectively.

Revenue Recognition
-------------------

The Company recognizes film revenue from the distribution of its feature film and related products when earned and reasonably estimable in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) 00-2 -- "Accounting by Producers or Distributors of Films." The following conditions must be met in order to recognize revenue in accordance with SOP 00-2:

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

Under a rights Agreement with Artisan the Company's domestic distributor for its feature length film entitled "Step into Liquid", the Company shares with Artisan in the profits of STEP INTO LIQUID after Artisan recovers its marketing, distribution and other predefined costs and fees. The agreement provides for the payment of minimum guaranteed license fees, usually payable on delivery of the respective completed film, that are subject to further increase based on the actual distribution results in the respective territory. The Company recorded revenues of $140,643 and $0 for the three months ended January 31, 2004 and 2003, respectively.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Capitalized Software Development Costs
--------------------------------------

Capitalization of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company's computer software is generally based upon achievement of a detail program design free of high-risk development issues and the completion of research and development on the product hardware in which it is to be used. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology.

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

The Company has no amortization expense for the three months ended January 31, 2004 and 2003 for its capitalized software development costs.

Net Income (Loss) Per Common Share
----------------------------------

Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the quarter ended January 31, 2004, no effect has been given to outstanding options, warrants or convertible debentures in the diluted computation, as their effect would be antidilutive.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income (Loss) Per Common Share (Continued)
----------------------------------

The calculation of net income per common share is as follows:

                                                     For the Three Months Ended
                                                             January 31
                                                  ------------------------------
                                                       2004             2003
                                                  --------------   -------------

Net income (loss) available to common
  stockholders                                     $ (1,432,127)   $    175,234
                                                   =============   =============

Average common shares outstanding - basic            75,861,470      41,652,310
Effect of dilutive securities:
  Stock options                                              --         559,649
  Stock warrants                                             --         131,228
  Convertible notes payable                                  --       2,212,516
  Series B Preferred stock                                   --       7,254,545
                                                  --------------   -------------

Average common shares outstanding -diluted           75,861,470      51,810,248
                                                  ==============   =============

Net income (loss) per common share - basic        $        (.02)   $        .00
                                                  ==============   =============

Net income (loss) per common share -
  Diluted                                         $        (.02)   $        .00
                                                  ==============   =============

For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period (i.e., "out-of-the-money" options).

Stock-Based Compensation
------------------------

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

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)
------------------------

In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure - an Amendment of SFAS Statement No. 123". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. The Company adopted the increased disclosure requirements of SFAS No. 148 during the year ended October 31, 2003.

                                                         Three Months Ended
                                                            January 31,
                                                   -----------------------------
                                                       2004             2003
                                                   -------------   -------------

Net (loss) income attributable to
  common stockholders, as reported                 $ (1,432,127)   $    175,234

Add:  Stock-based employee
      compensation expense included
      in reported net loss
      applicable to common
      stockholders                                           --              --
                                                   -------------   -------------
Less: Total stock-based employee
      compensation expense
      determined under the fair
      value-based method of all
      awards                                             80,000              --
                                                   -------------   -------------

Proforma net income (loss)
  attributable to common
  Stockholders                                     $ (1,512,127)   $    175,234
                                                   =============   =============

Basic and Diluted Net Income (Loss)
  Attributable to Common
  Stockholders:
    As reported                                    $       (.02)   $        .00
                                                   =============   =============
    Proforma                                       $       (.02)   $        .00
                                                   =============   =============

Impact of Recently Issued Accounting Standards
----------------------------------------------

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS. No 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of implementing SFAS No. 150 the Company has changed the classification of its Series B Convertible Preferred Stock to a long-term liability from previously being classified between the liability and equity section.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------

In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46(R), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The adoption of FIN No. 46(R) is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 - FILM IN DISTRIBUTION

In April 2000, the Company entered into a joint venture production agreement to produce a feature length film ("Step Into Liquid") for theatrical distribution. The Company agreed to provide the funding for the production in the amount of up to $2,250,000 and, in exchange, received a 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to its initial investment of up to $2,250,000. As of January 31, 2004 the Company has funded a net of $2,335,101 for completion of the film. The film is currently in distribution. The Company has recognized revenues of $140,643 and $0 for the three months ended January 31, 2004 and 2003, respectively. The Company's management believes revenues from the film will more than adequate to cover the capitalized production costs. The Company had amortization costs of $71,394 and $0 for the three months ended January 31, 2004 and 2003, respectively, for the film. The total film production costs and related amounts capitalized are as follows:

                                                                    January 31,
                                                                       2004
                                                                   -------------

             Released films                                        $  2,335,101
             Less:  Cumulative amortization of film
                      production costs                                  264,283
                                                                   -------------

                   Total film production costs
                     capitalized for released films                   2,070,818

             Films in production                                             --
             Films in development or pre-production                          --
                                                                   -------------

                   Total Film Production Costs
                     Capitalized                                   $  2,070,818
                                                                   =============

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - FILM IN DISTRIBUTION (Continued)

Based on anticipated future revenues, amortization of the costs of the films in distribution are estimated to be:

                    For the years ended               Amount
                        October 31,                ------------
                        -----------
                           2004 (9 months)         $ 1,690,095
                           2005                        126,908
                           2006                        101,526
                           2007                        152,289
                                                   -----------
                           Total                   $ 2,070,818
                                                   ===========

NOTE 4 - Deferred Financing Cost

Deferred financing cost consists of costs in connection with the sale of $1,000,000 of 7% convertible debentures as described in note 6.

Deferred financing cost                      $205,833
Less : accumulated amortization                (5,718)
                                             ---------
      Deferred Financing Cost, net           $200,115
                                             =========

Amortization of deferred financing cost for the three months ended January 31, 2004 was $5,718.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

The Company entered into several convertible promissory note agreements with various trusts and individuals, in which it agreed to pay the principal and an additional amount equal to 50% of the principal. The notes are due when the Company reaches certain milestones from the distribution of its motion picture (Note 6). The notes may be converted at any time, in whole or in part, into that number of fully paid and non-assessable shares of common stock at conversion prices ranging from $.33 to $1.00. These and the Company's other notes are summarized in the table below:

                                                                    At January
                                                                     31, 2004
                                                                   -------------
     Note payable (1)                                              $    200,000
     Notes payable (ten notes) (2)                                      483,000
     Note payable, 9% interest (3)                                       10,000
     Notes payable (four notes), 12% interest (4)                       180,000
                                                                   -------------

        Total                                                      $    873,000
                                                                   =============

(1) Due when receipts received by the Company from the joint venture exceed $375,000.
(2) Due when receipts received by the Company from the joint venture exceed $2,250,000.
(3) Due when receipts received by the Company from the joint venture exceed $750,000.
(4) Notes had an original due date of November 21, 2003. The note holders extended the due date until January 7, 2004 in exchange for 160,000 shares of common stock. In January 2004 the Company paid $180,000 of principal payments and issued 120,003 of shares of common stock and further extended the notes until the next round of financing is completed. In addition the Company granted warrants to purchase 120,003 shares of common stock (see note 7)

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - 7% CONVERTIBLE DEBENTURES DUE DECEMBER 31,2006

In December 2003, the Company completed a private placement to certain private and institutional investors of $1 million in principal amount of its three year 7% Convertible Debentures (the "Debentures") and signed commitments to place an additional $1 million of such Debentures (the "Additional Debentures") when the Company's registration statement covering the Common Stock underlying the debentures, filed on February 11, 2004, is declared effective by the Securities and Exchange Commission. In connection with the issuance of the Debentures, the Company issued three-year warrants to purchase up to 6,666,667 shares of the Company's Common Stock and upon, issuance of the Additional Debentures following the effectiveness of the Registration Statement, will issue three-year warrants for an additional 6,666,667 shares of Common Stock, in each case at a per share exercise price of $0.25, subject to cashless exercise provisions.

The holders of the debentures can convert their debt into shares of the Company's common stock at $.15 per share subject to certain dilution adjustments.

Accrued interest under the debentures may be paid in cash or common stock. In the event of an uncured default, as defined, or a non-permitted sale of securities, the holders of the debenture can require the Company to redeem their debentures. Providing that the certain conditions are met, the debentures automatically convert into common shares on December 31, 2006. In addition, under certain circumstances, the Company can require the conversion of the debentures before December 31, 2006.

The gross proceeds of the $1,000,000 in December of 2003 were allocated 57.73% or $577,259 to the debenture and 42.27% or 422,741 to the warrants. The conversion price of the debentures was below the market price of the Company's common stock at December 31, 2003, which resulted in a beneficial conversion feature relating to the first $1,000,000 of $577,259. In Accordance with EITF 00-27 the amount allocated to the beneficial conversion feature was limited to the net proceeds of the offering less the value allocated to the warrants issued to the purchasers.

The amount allocated to the warrants of $422,741 and the amount of the beneficial conversion feature of $577,259 were both recorded as a debt discount and are being charge to interest expenses over the term of the debentures.

In connection with this private placement, the Company issued to the placement agent warrants to purchase 666,667 shares of the Company's Common Stock valued at $93,333 and incurred $112,500 of other debt issuance costs. Such amount was recorded as deferred financing costs and is being charged to interest expense over the term of the loan. The warrants expire on December 31, 2008 and are exercisable at $.15 per share. Upon the issuance of the Additional Debentures, the Company is obligated to issue to the placement agent warrants for an additional 666,667 shares of the Company's Common Stock.

In addition, the Company's board of directors authorized the issuance of 666,666 shares of the Company's common stock valued at $153,333 of which 50% is to be issued to the Company's Chairman of the Board and 50% to the Company's Chief Executive Officer in consideration of their collective effects in the closing of the debenture agreement dated December 31, 2003. Such shares have not been issued as of March 15, 2004. The value of such shares was charged to operations during the quarter ended January 31, 2004.

The Company paid in full ($300,000 plus $3,540 of accrued interest) the 7% convertible debenture due April 30, 2004 out of the proceeds it received from the above December 31, 2003 private placement.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock Issuances During the Three Months Ended January 31, 2004:
----------------------------------------------------------------------

During the three months ended January 31, 2004 the Company:

         o Issued 280,003 shares of common stock for consideration for the extension of the due date of certain convertible notes payable, valued at $68,267;

         o Issued 440,000 shares of common stock for deferred compensation of $110,000 to two officers;

         o Issued 1,049,999 shares of common stock for compensation to two officers, valued at $245,999;

         o Issued 3,800,000 shares of common stock for consulting services, valued at $760,000; and

         o    Issued 15,000 shares to a vendor for services, valued at $3,750.

         o Issued 1,192,501 shares to varies investors for cash proceeds of $224,501

Warrants Granted
----------------

On December 31, 2003 the Company granted a warrant to purchase 6,666,667 shares of its common stock at an exercise price of $.25 in connection with the placement of $1,000,000 7% convertible debentures (see note 6).

On December 31, 2003 the Company granted a warrant to purchase 666,667 shares of its common stock at an exercise price of $.15 to the placement agent in connection with the placement of $1,000,000 7% convertible debentures. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.14 per share or $93,333 (see note 6).

The Company granted to four convertible note holders warrants to purchase 120,003 shares of its common stock at an exercise price of $.25 in connection with the extension of the notes due date. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.13 per share or $15,992.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Net Loss Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

            Warrants to purchase common stock                         9,308,276
            Options to purchase common stock                          6,381,250
            Convertible notes payable and accrued interest            2,370,053
            7% convertible debenture due December 31, 2006            6,666,667
            Series B Preferred stock (based on a floor
              conversion price of $.34 at January 31, 2004)           9,388,235
                                                                   -------------
                  Total as of January 31, 2004                       34,114,481
                                                                   =============

            Substantial issuance after January 31, 2004 through
              March 16, 2004:
                Common Stock issuable upon the effectiveness
                  of registration statement and conversion
                  of $1 million convertible note and warrants        14,000,001
                                                                   =============
                Sale of common stock for cash                           833,334
                                                                   =============
                Shares issued for services                               29,455
                                                                   =============


                   Shares issued for accrued payroll                     87,892
                                                                   =============

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

New Employment Agreements
-------------------------

In December 2003, the Company entered into an employment agreement with Mr. Cruckshank to serve as its Chief Financial Officer. Under the Agreement, Mr. Cruckshank received a 50,000 share stock grant upon employment and will receive $700 in cash and $480 per day in common stock for actual days worked. Mr. Cruckshank is also eligible for quarter stock grants based upon completion of certain agreed upon objectives. This agreement commenced December 8, 2003 and is cancelable immediately for "cause," with 15 days notice without "cause," and with 30 days notice if he leaves the Company for "good reason," each as defined in the agreement. In the event cancellation is without "cause" or for "good reason," after April 8, 2004 until December 8, 2004, Mr. Cruckshank will receive two months severance based upon base pay and from December 8, 2004 and thereafter six months severance based on base pay. On February 17, 2004, Mr. Cruckshank notified the Company that he would be resigning effective March 15, 2004.

Resignation of Vice President and Corporate Secretary
-----------------------------------------------------

Mr. Wilson resigned as Vice President and Secretary and from the Company's board of directors effective December 31, 2003.

Consulting Agreements
---------------------

During the quarter ended January 31, 2004, the Company entered into three consulting agreements for business development services. The Company agreed in the aggregate to issue 3,800,000 shares of the Company's common stock valued at $760,000 of which $115,000 was charged to operations during the three months ended January 31, 2004.

NOTE 9 - SEGMENT INFORMATION

Summarized financial information concerning the Company's reportable segments is shown in the following table:

For the Three Months Ended January 31, 2004:
-------------------------------------------
                           Tele-
                        communication Entertainment
                          Business       Business    Unallocable       Totals
                        -----------    -----------   -----------    -----------

Net Sales               $        --    $   140,643   $        --    $   140,643

Operating (Loss)
  Income                $   (80,997)   $       927   $(1,115,365)   $(1,195,435)

Depreciation            $     1,159    $     3,289   $        --    $     4,448

Total
  Identifiable
  Assets                $ 5,960,386    $ 2,107,429   $   132,702    $ 8,200,517

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9 - SEGMENT INFORMATION (Continued)

For the Three Months Ended January 31, 2003:
-------------------------------------------

Net Sales               $        --    $        --   $        --    $        --

Operating Loss          $   (40,000)   $        --   $(1,103,883)   $(1,143,883)

Depreciation            $    84,164    $     3,062   $     1,145    $    88,371

Total
  Identifiable
  Assets at
  October 31, 2003      $ 5,761,429    $ 2,181,161   $   328,760    $ 8,272,350

NOTE 10 - SUBSEQUENT EVENTS

Common Stock
------------

The Company had received approximately $125,000 for the issuance of 833,334 shares of common stock to investors. Additionally, the Company issued 87,892 shares of common stock for compensation valued at $20,539 and 29,455 shares of common stock for services valued at $6,782.

Resignation of Officer
----------------------

On February 17, 2004 the Company's Chief Financial Officer notified the Company that he would be resigning effective March 15, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our financial statements and the notes thereto included elsewhere herein. All statements in this Form 10-QSB related to New Visual Corporation and Subsidiaries ongoing financial operations and expected future results constitute forward-looking statements. The actual results may differ materially from those anticipated or expressed in such statements.

OVERVIEW

New Visual Corporation ("New Visual" or the "Company") is developing advanced transmission technology designed to enable data to be transmitted across copper wire at speeds and over distances that exceed those offered by existing forms of broadband technologies, such as digital subscriber lines (collectively, the "Semiconductor Technologies"). The Semiconductor Technologies are designed to dramatically increase the capacity of the copper telephone network, enabling telephone companies to leverage their existing copper wiring infrastructure and provide enhanced video, data and voice services over the existing copper telecommunications infrastructure. The Company conducts the Semiconductor Technologies activities through our wholly owned subsidiary NV Technology, Inc., a Delaware corporation ("NV Technology").

In April 2000, our wholly owned subsidiary, NV Entertainment, Inc. a Delaware company ("NV Entertainment") entered into a joint venture production agreement to produce "STEP INTO LIQUID", a feature length surfing documentary for theatrical distribution (the "Film"). NV Entertainment is a fifty-percent owner of Top Secret Productions, LLC, the producer of the Film. The Film opened in Hawaii, New York and Los Angeles on August 8, 2003 and played in more than 100 theaters across the United States during its 5-month theatrical run. With the completion of the film "Step Into Liquid" and its revenue generation during the fourth quarter of fiscal 2003 we are no longer considered a development stage entity. Our Semiconductor Technologies have generated no revenues to date.

The three months ended January 31, 2004 was a period used to stabilize the business and continue the search for the financing needed to commercialize the Company's technologies.

FILM. The Film has completed its domestic theater run grossing approximately $3.7 million in box office revenues and netting the Company's joint venture approximately $200,000 in revenues. The remaining Film revenues are licensing and foreign distribution guarantee fees. The Film is currently being distributed to foreign markets. The Company anticipates revenues in fiscal 2004 will exceed fiscal 2003 revenues as we anticipate additional foreign revenues, television rights and DVD sales. The DVD is scheduled for release in the United States in April 2004. After 2004, the Company expects that revenues from the film will decline. All references henceforth to our business relating to the Film will sometimes be referred to in this report as the "Entertainment Business."

SEMICONDUCTOR TECHNOLOGIES. We continued development of our Semiconductor Technologies during fiscal 2003 and are moving closer to having a semiconductor chip available. Currently, we estimate that we will need to raise, in addition to the $1 million in principal amount of our Convertible Debentures that we expect to sell following the effectiveness of the registration statement filed in February 2004, an additional $3 million to $4 million in order to complete the design and commercialization of the Semiconductor Technologies, produce a semiconductor chip and market the chip. We currently have no commitments for the additional amounts and no assurance can be given that we will be able to raise these amounts on commercially acceptable terms.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2004 AND THE THREE MONTHS ENDED JANUARY 31, 2003

            REVENUES.

Revenues for the quarter ended January 31, 2004 of $140,643 were from the guarantee fees from foreign distribution of the Film.

            OPERATING EXPENSES.

Operating expenses increased $192,000 to $1,336,000 primarily as a result of increased salaries ($200,000) and higher rent ($59,000). (The Company accrued for the net cost of closing the San Diego office in the quarter).

            OTHER EXPENSES.

The quarter ended January 31, 2003 included a gain on litigation settlement of $1,474,000. Excluding this settlement, other expenses increased $82,000 as the result of lower amortization of unearned financing fees ($4,000) offset by higher interest expense ($86,000).

            NET INCOME (LOSS)

The Company generated net income for the quarter ended January 31, 2003 as a result of the litigation settlement of $1,474,000, discussed above. Excluding the litigation settlement the Company lost $1,299,000 compared to a loss for the quarter ended January 31, 2004 of $1,432,000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was approximately $677,000 for the three months ended January 31, 2004 and $831,000 for the three months ended January 31, 2003. Cash balances totaled $124,000 as of January 31, 2004 and $320,000 as of October 31, 2003.

         Since November 1, 1999, operations have been financed principally through sales of Common Stock, the exercise of warrants and options to purchase common stock, and the issuance of convertible notes payable and notes payable. Net proceeds from financing activities amounted to approximately $576,000 for the three months ended January 31, 2004, including sales of common stock amounting to $224,501 and proceeds from convertible debentures amounting to $1,000,000. The Company also repaid $530,000 of debt during the first quarter of fiscal 2004 and incurred approximately $6,000 in offering costs related to stock issuances. Net proceeds from financing activities amounted to $714,004 for the three months ended January 31, 2003. The Company also incurred $112,500 of capitalized financing costs related to the $1,000,000 convertible debenture

         Stock was issued in the payment of selling, general and administrative expenses amounting to approximately $596,000 for the three months ended January 31, 2004 and approximately $605,000 for the three months ended January 31, 2003.

         Research and development expenses totaled $10,000 for the three months ended January 31, 2004 and $40,000 for the three months ended January 31, 2003.

         In December 2003, the Company completed a private placement to certain private and institutional investors of $1 million in principal amount of its three year 7% Convertible Debentures (the "Debentures") and signed commitments to place an additional $1 million of such Debentures (the "Additional Debentures") when the Company's registration statement (the "Registration Statement") covering the Common Stock underlying the debentures, filed on February 11, 2004, is declared effective by the Securities and Exchange Commission. In connection with the issuance of the Debentures, the Company issued three-year warrants to purchase up to 6,666,667 shares of the Company's Common Stock and upon, issuance of the Additional Debentures following the effectiveness of the Registration Statement, will issue warrants for an additional 6,666,667 shares of Common Stock, in each case at a per share exercise price of $0.25 (the "Warrants"); provided that the exercise period may be reduced under certain conditions (primarily relating to the effectiveness of the Registration Statement and the closing bid price of the Common Stock exceeding $1.00 for each of 20 consecutive trading days). See Note 6, "Convertible Debentures." The Investors are obligated to purchase the Additional Debentures within five days after the effectiveness of the Registration Statement. The Company received net proceeds of $584,000(after deducting approximately $416,000 in respect of the repayment of the principal and accrued interest on the Convertible Debenture due in April 2004 and offering related fees and commissions).

         Assuming that the net proceeds of approximately $900,000 of the Additional Debentures that the Company expects to receive following effectiveness of the Registration Statement are in fact received in the second quarter of 2004 and we receive projected Film proceeds, management believes that it will be able to maintain operations through October 2004. If, however, the proceeds of the Additional Debentures are not received within the second quarter 2004, the Company will need to raise funds on an immediate basis in order to maintain operations as presently conducted through the second quarter of 2004. Thereafter, we will need to raise additional capital to realize our business plans. While the Company is actively seeking to raise additional capital, except for the agreement of the investors to purchase Additional Debentures following the effectiveness of the Registration Statement, the Company has no commitments for any such financing, and there can be no assurance that the proceeds of the Additional Debentures will in fact be received or that additional capital will be available to us on commercially acceptable terms. Management is presently investigating potential financing transactions that it believes can provide additional cash for operations and lead to profitability in both the short and long-term. Management also intends to attempt to raise funds through private sales of Common Stock and borrowings. The inability to obtain such financing will have a material adverse effect on our business, its operations and future business prospects. It is also anticipated that any successful financing will have a significant dilutive effect on existing stockholders.

GOING CONCERN CONSIDERATION

         The Company has incurred losses in each of its years of operation, negative cash flow and liquidity problems. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should the Company be unable to continue as a going concern.

         The Company has been able to continue based upon our receipt of funds from the issuance of equity securities and borrowings, and by acquiring assets or paying expenses by issuing stock. The Company's continued existence is dependent upon its continued ability to raise funds through the issuance of its securities or borrowings, and its ability to acquire assets or satisfy liabilities by the issuance of stock. Management's plans in this regard are to obtain other debt and equity financing until profitable operation and positive cash flow are achieved and maintained. Although management believes that it will be able to secure suitable additional financing for the Company's operations, there can be no guarantee that such financing will continue to be available on commercially acceptable terms, or at all. In addition, management continues to take steps to reduce monthly cash outlays through arrangements with vendors to accept longer payment terms and reductions of recurring expenses, when possible, including potential staff and management changes. We continue to curtail expenses in many areas in an effort to control costs. During year ended October 31, 2003, we cut overhead cost approximately $100,000 per month and subsequent to year-end has cut an additional $50,000 per month. These cost cutting measures combined with our focus on the Semiconductor Technologies will allow us to more carefully use monies raised to complete the design and commercialization of the chipset design for our Semiconductor Technologies.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46(R), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The adoption of FIN No. 46(R) is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 3.  CONTROLS AND PROCEDURES.

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

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

          CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING . During the quarter ended January 31, 2004, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

            None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) During the three months ended January 31, 2004, the Company issued unregistered securities as follows:

         In November 2003, we:
         a)   sold 160,834 shares of common stock for $29,500;

         In December 2003, we:
         a)   sold $1,000,000 of 7% convertible debentures due in December 2006;
         b) issued 6,666,667 warrants with a strike price of $.25 per common share of stock and 666,667 warrants with a strike price of $.15 per common share, in conjunction with the $1,000,000 of 7% convertible debentures discussed above;
         c)   sold 931,667 shares of common stock for $177,501;
         d) issued 106,668 shares of common stock as consideration for the extension of the due date on certain convertible promissory notes, valued at $26,667;
         e) issued 2,800,000 shares of common stock for consulting services, valued at $560,000; and f) issued 15,000 shares to a vendor for services, valued at $3,750.

         In January 2004, we:

         a)   sold 100,000 shares of common stock for $17,500;
         b) issued 173,335 shares of common stock as consideration for the extension of the due date on certain convertible promissory notes, valued at $41,600;
         c) issued 440,000 shares of common stock in lieu of deferred compensation of $110,000 to two officers;
         d) issued 383,333 shares of common stock for compensation to two officers, valued at $92,666;
         e) issued 1,000,000 shares of common stock for consulting services, valued at $200,000
         f) issued 666,666 shares of common stock to two officers as consideration of their collective effects in the closing of the Debenture Agreement dated December 31, 2003.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    a)   Exhibits:

         4.4  Form of Three year New Visual 7% Convertible Debenture (1)

         4.5 Form of the three year warrant issued to the Holders of the 7% Convertible Debenture (1)

         10.1 Form of Securities Purchase Agreement dated as of December 31, 2003 between New Visual and the Holders of the three year 7% Convertible Debentures (1)

         10.2 Form of Registration Rights Agreement dated as of December 31, 2003 between New Visual and the Holders of the 7% Convertible Debentures (1)

         10.3 Agreement dated December 31, 2003 between New Visual and Market Pulse *

         31.  Rule 13a-14(a) / 15d-14(a) Certification *

         32.  Section 1350 Certification *

---------------------
*        Filed herewith.

(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 filed on February 11, 2004 (333-112643)

     (b) Reports on Form 8-K:

         8-K filed on December 10, 2003 announcing the appointment of a new Chief Financial Officer of the Company.

         8-K filed on December 23, 2003 announcing two officers purchasing a total of 440,000 shares of common stock from the Company.

         8-K filed on January 6, 2004 announcing the Company's issuing $1,000,000 of 7% convertible debentures due on December 31, 2006.

         8-K filed on January 7, 2003 announcing the resignation of the Company's Vice-President and Secretary.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NEW VISUAL CORPORATION
                               (Registrant)

Dated:   March 16, 2004        By: /s/ Brad Ketch
                               --------------------------------------------
                               BRAD KETCH
                               President and Chief Executive Officer
                               (CHIEF EXECUTIVE AND PRINCIPAL FINANCIAL OFFICER)