Form 10QSB
period 2004-04-30
NEW VISUAL CORP
filed 2004-06-21
CIK 1026595

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the issuer's Common Stock, par value $.001 per share, outstanding as of June 21, 2004, was 78,604,866.

PART I - FINANCIAL INFORMATION

            ITEM I - FINANCIAL STATEMENTS

                                   FORM 10-QSB

                             NEW VISUAL CORPORATION

                                 APRIL 30, 2004

                                TABLE OF CONTENTS

 PART   ITEM                                                                PAGE
  I   Financial Information:

         1.  FINANCIAL STATEMENTS:

             CONDENSED CONSOLIDATED BALANCE SHEET
               At April 30, 2004 (Unaudited)                                  2

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               For the Six and Three Months Ended April 30, 2004 and 2003    3-4

             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               (Unaudited)
                 For the Six Months Ended April 30, 2004                     5-6

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
               For the Six Months Ended April 30, 2004 and 2003              7-8

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS           9-20

         2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                        21

         3.  CONTROLS AND PROCEDURES                                          23

  II  OTHER INFORMATION:
         1.  LEGAL PROCEEDINGS                                                24
         2.  CHANGES IN SECURITIES                                            24
         6.  EXHIBITS AND REPORTS ON FORM 8-K                                 24

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                               April 30, 2004
                                                               --------------

Current Assets:
  Cash                                                          $     22,868
  Other current assets                                                 6,644
                                                                -------------

      Total Current Assets                                            29,512

Property and equipment - net of accumulated
  depreciation of $429,203                                            32,518
Technology license and capitalized software
  development fee                                                  5,751,000
Film in distribution - net                                         2,055,998
Deferred financing costs                                             192,952
Other assets                                                          13,434
                                                                -------------

                                                                $  8,075,414
      Total Assets                                              =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Convertible notes payable                                     $    873,000
  Notes payable                                                      752,310
  Convertible debentures, less debt discount of $988,888             111,112
   Accounts payable and accrued expenses                           1,604,400
                                                                -------------

      Total Current Liabilities                                    3,340,822

Redeemable Series B preferred stock                                3,192,000
                                                                -------------

      Total Liabilities                                            6,532,822
                                                                -------------
Commitments, Contingencies and Other Matters

Stockholders' Equity:
  Preferred stock - $0.01 par value; 15,000,000 shares
    authorized; Series A junior participating preferred
    stock; -0- shares issued and outstanding                              --
  Common stock - $0.001 par value; 500,000,000 shares
    authorized; 78,604,866 issued and outstanding                     78,605
  Additional paid-in capital                                      54,093,805
  Unearned financing fees                                             (5,224)
  Unearned compensation                                             (525,000)
  Accumulated deficit                                            (52,099,594)
                                                                -------------

      Total Stockholders' Equity                                   1,542,592
                                                                -------------

      Total Liabilities and Stockholders' Equity                $  8,075,414
                                                                =============

            See notes to condensed consolidated financial statements.


                     NEW VISUAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        For the Six Months Ended
                                                               April 30,
                                                    --------------------------------
                                                        2004                2003
                                                    -------------      -------------
REVENUES                                            $    170,843       $         --
                                                    -------------      -------------

OPERATING EXPENSES:
  Cost of sales                                           86,214                 --
  Research and development                                10,000             71,401
  Compensatory element of stock issuances
    for selling, general and administrative
    expenses                                           1,066,146          1,332,993
  Selling, general and administrative expenses         1.122,111            990,143
                                                    -------------      -------------

      TOTAL OPERATING EXPENSES                         2,284,471          2,394,537
                                                    -------------      -------------

OPERATING LOSS                                        (2,113,628)        (2,394,537)
                                                    -------------      -------------
OTHER (INCOME) EXPENSES:
  Interest expense                                       207,275            124,120
  Non-cash gain - litigation settlement                       --         (1,474,000)
  Amortization of unearned financing costs                94,709            210,151
  Other                                                     (905)                --
                                                    -------------      -------------

      TOTAL OTHER (INCOME) EXPENSES                      301,079         (1,139,729)
                                                    -------------      -------------

NET LOSS                                            $ (2,414,707)      $ (1,254,808)
                                                    =============      =============

BASIC AND DILUTED NET LOSS PER COMMON STOCK         $       (.03)      $       (.02)
                                                    =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                         75,674,954         54,304,668
                                                    =============      =============


            See notes to condensed consolidated financial statements.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  For the Three Months Ended
                                                           April 30,
                                               --------------------------------
                                                   2004                2003
                                               -------------      -------------

REVENUES                                       $     30,200                 --
                                               -------------      -------------
OPERATING EXPENSES:
  Cost of sales                                      14,820                 --
  Research and development                               --             31,401
  Compensatory element of stock issuances
    for selling, general and administrative
    expenses                                        316,565            727,838
  Selling, general and administrative
    expenses                                        537,525            491,415
                                               -------------      -------------

      TOTAL OPERATING EXPENSES                      868,910          1,250,654
                                               -------------      -------------

OPERATING LOSS                                     (838,710)        (1,250,654)
                                               -------------      -------------
OTHER (INCOME) EXPENSES:
  Interest expense                                  139,550             62,729
  Amortization of unearned financing costs            5,225            116,659
  Other                                                (905)                --
                                               -------------      -------------

      TOTAL OTHER EXPENSES                          143,870            179,388
                                               -------------      -------------

NET LOSS                                       $   (982,580)      $ (1,430,042)
                                               =============      =============

BASIC AND DILUTED NET LOSS PER COMMON STOCK    $       (.01)      $       (.02)
                                               =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                    77,803,080         59,031,251
                                               =============      =============

            See notes to condensed consolidated financial statements.


                               NEW VISUAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             (UNAUDITED)
                               FOR THE SIX MONTHS ENDED APRIL 30, 2004

                                                    Common Stock                   Additional
                                             ---------------------------            Paid-In
                                                Shares          Amount              Capital
                                             ------------    -----------         ------------
Balance - November 1, 2003                    70,676,682     $    70,677          $51,131,622

Issuance of common stock for cash              2,225,835           2,226              377,274
Issuance of common stock for
  extension of promissory notes and
  Interest                                       280,003             280               67,987
Issuance of common stock for deferred
  payroll                                        527,892             528              130,012
Issuance of common stock for
  compensation                                 1,049,999           1,050              244,949
Issuance of common stock under
  consulting agreements                        3,800,000           3,800              926,200
Issuance of common stock for services             44,455              44               10,521
Stock offering costs                                  --              --              (14,075)
Warrants issued with convertible
  debentures                                          --              --              470,082
Value assigned to beneficial conversions              --              --              629,918
Warrants issued to placement agent                    --              --              103,323
Value assigned to warrants issued for
  extension of convertible notes                      --              --               15,992
Amortization of unearned compensation
  expense                                             --              --                   --
Amortization of unearned financing costs              --              --                   --
Net loss                                              --              --                   --
                                             -----------     -----------          -----------

                                              78,604,866     $    78,605          $54,093,805
Balance - April 30, 2004                     ===========     ===========          ===========


                      See notes to condensed consolidated financial statements.


                                         NEW VISUAL CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                       (UNAUDITED)
                                         FOR THE SIX MONTHS ENDED APRIL 30, 2004

                                               Unearned                                          Total
                                               Financing       Unearned        Accumulated    Stockholders'
                                                Costs        Compensation        Deficit         Equity
                                              -----------    ------------     -------------   ------------
Balance - November 1, 2003                    $  (15,674)     $  (404,582)   $(49,684,887)      $1,097,156

Issuance of common stock for cash                     --               --              --          379,500
Issuance of common stock for extension
  of promissory  notes and interest              (68,267)              --              --               --
Issuance of common stock for deferred
  payroll                                             --               --              --          130,540
Issuance of common stock for
  compensation                                        --         (245,999)             --               --
Issuance of common stock under
  consulting agreements                               --         (930,000)             --               --
Issuance of common stock for services                 --               --              --           10,565
Stock offering costs                                  --               --              --          (14,075)
Warrants issued with convertible
  debentures                                          --               --              --          470,082
Value assigned to beneficial
  conversions                                         --               --              --          629,918
Warrants issued to placement agent                    --               --              --          103,323
Value assigned to warrants issued for
  extension of convertible notes                 (15,992)              --              --               --
Amortization of unearned compensation
  expense                                             --        1,055,581              --        1,055,581
Amortization of unearned financing
  costs                                           94,709               --              --           94,709
Net loss                                              --               --      (2,414,707)      (2,414,707)
                                              -----------     ------------   -------------     ------------

                                              $   (5,224)     $  (525,000)   $(52,099,594)     $ 1,542,592
Balance - April 30, 2004                      ===========     ============   =============     ============

                                See notes to condensed consolidated financial statements.

                                                           6


                               NEW VISUAL CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                  For the Six Months Ended
                                                                          April 30,
                                                                   2004              2003
                                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $(2,414,707)      $(1,254,808)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Consulting fees and other compensatory elements of
        stock issuances                                          1,066,146         1,332,993
      Unusual item - gain on Litigation Settlement                      --        (1,474,000)
      Amortization of unearned financing costs                     117,580           210,151
      Amortization of film in production costs                      86,214                --
      Amortization on debt discount on notes                       111,112                --
      Depreciation                                                   8,783            18,247
    Change in Assets (Increase) Decrease:
      Other current assets                                          (1,629)          (25,964)
      Other assets                                                     398               707
    Change in Liabilities Increase (Decrease):
      Accounts payable and accrued expenses                         (10,740)         (296,774)
                                                               ------------      ------------

      NET CASH USED IN OPERATING ACTIVITIES                     (1,036,843)       (1,489,448)
                                                               ------------      ------------
CASH USED IN INVESTING ACTIVITIES

  Acquisition of license                                           (95,000)         (491,000)
                                                               ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           379,500         2,024,707
  Offering costs related to stock issuances                        (14,075)         (129,217)
    Proceeds from convertible debentures                         1,100,000                --
  Proceeds from note payable                                        12,000                --
  Proceeds from convertible notes payable                               --           188,000
  Capitalized financing costs                                     (112,500)               --
  Repayments of convertible debentures                            (300,000)               --
  Repayments of notes payable                                           --          (231,096)
  Repayments of convertible notes payable                         (230,000)               --
                                                               ------------      ------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                    834,925         1,852,394
                                                               ------------      ------------

DECREASE IN CASH AND CASH EQUIVALENTS                             (296,918)         (128,054)

CASH AND CASH EQUIVALENTS - BEGINNING                              319,786           311,577
                                                               ------------      ------------

CASH AND CASH EQUIVALENTS - ENDING                             $    22,868       $   183,523
                                                               ============      ============

                      See notes to condensed consolidated financial statements.

                                                 7


                               NEW VISUAL CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                               For the Six Months Ended
                                                                       April 30,
                                                                2004                2003
                                                            -----------         -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                $     3,540         $    18,904
                                                            ===========         ===========
    Income taxes                                            $        --         $        --
                                                            ===========         ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for notes payable and accrued
    interest                                                $        --         $   256,250
                                                            ===========         ===========
  Common stock issued for extension of convertible
    notes payable                                           $    15,992         $        --
                                                            ===========         ===========
  Value assigned to warrants issued to placement
    agent                                                   $   103,323         $        --
                                                            ===========         ===========
  Accounts payable and accrued expenses satisfied by
    issuance of common stock                                $   130,011         $        --
                                                            ===========         ===========
  Value assigned to beneficial conversion in
    connection with the 7% convertible debenture            $   629,918         $        --
                                                            ===========         ===========
  Value assigned to warrants issued to purchasers
    of convertible debentures                               $   470,082         $        --
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

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1- PRINCIPLES OF CONSOLIDATION AND BUSINESS AND CONTINUED OPERATIONS

The condensed consolidated financial statements include the accounts of New Visual Corporation and its wholly owned operating subsidiaries, NV Entertainment, Inc. (including its 50% owned subsidiary Top Secret Productions,
LLC), Impact Multimedia, Inc. and NV Technology, Inc. (formerly New Wheel Technology, Inc.) ("New Wheel") (collectively, the "Company"). All significant inter-company balances and transactions have been eliminated. The Company consolidates its 50% owned subsidiary Top Secret Productions, LLC due to the Company's control of management, board of directors and financial matters.

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

These results for the period ended April 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND BUSINESS AND CONTINUED OPERATIONS (Continued)

Going Concern
-------------

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, for the six and three months ended April 30, 2004, the Company incurred net losses of $2,414,767 and $982,580, respectively. In addition, the Company had a working capital deficiency of $3,311,310 as of April 30, 2004. The Company has limited capital resources and requires additional funding in order to sustain its operations, accomplish its growth objectives and market its planned products and services. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to maintain operations or expand its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

In December 2003, the Company completed a private placement of $1,000,000 of its three-year 7% Convertible Debentures (the "Debentures"). Following the repayment of the outstanding principal and accrued interest on short-term funding that was to become due in April 2004 and other offering related expenses, the Company received net proceeds of approximately $584,000. In addition the Company signed commitments to place an additional $1,000,000 of Debentures following such time, as the Securities and Exchange Commission (the "SEC") declares the registration statement covering the common stock underlying the Debentures, which the Company filed in February 2004, (and subsequently amended in April 2004), effective. In April and May 2004, certain holders of the Debentures waived the registration statement effectiveness condition and purchased an aggregate of $350,000 of Debentures, thus satisfying their post effectiveness commitments. In June 2004, the SEC advised the Company that it may not include in the registration statement any of the shares underlying the Debentures issued after the filing of such registration statement in February 2004. Accordingly, the Company will not be placing any additional Debentures under this transaction. See Note 6, "Convertible Debentures." The Company needs to raise approximately $400,000 on an immediate basis in order to maintain its operations as presently conducted through fiscal 2004. The Company currently has no commitments for any funding and no assurance can be provided that the Company will be successful in raising any of the needed funds. The inability to obtain needed funding will have a material adverse effect on the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and these adjustments may be material.

The Company's ability to continue as a going concern is dependent upon obtaining additional financing. Management believes that the Company will need to raise an additional $3,000,000 to $4,000,000 to complete the design, testing and commence the commercialization of its Semiconductor Technologies. The Company has no commitments for such amounts nor can any assurance be provided that the Company will be successful in raising needed amounts on commercially acceptable terms or at all.

These condensed consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Film In Distribution
--------------------

Statement of Position 00-2, "Accounting by Producers or Distributors of
Films" ("SOP-00-2") requires that film costs be capitalized and reported as a separate asset on the balance sheet. Film costs include all direct negative costs incurred in the production of a film, as well as allocations of production overhead and capitalized interest. Direct negative costs include cost of scenario, story, compensation of cast, directors, producers, writers, extras and staff, cost of set construction, wardrobe, accessories, sound synchronization, rental of facilities on location and post production costs. SOP-00-2 also requires that film costs be amortized and participation costs accrued, using the individual-film-forecast-method-computation method, which amortizes or accrues such costs in the same ratio that the current period actual revenue (numerator) bears to the estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year (denominator). The Company makes certain estimates and judgments of its future gross revenue to be received for each film based on information received by its distributors, historical results and management's knowledge of the industry. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions. A change to the estimate of gross revenues for an individual film may result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period.

In addition, SOP-00-2 also requires that if an event or change in circumstances indicates that an entity should assess whether the fair value of a film is less than its unamortized film costs, then an entity should determine the fair value of the film and write-off to the statement of operations the amount by which the unamortized capital costs exceeds the film's fair value.

The Company commences amortization of capitalized film costs and accrues (expenses) participation costs when a film is released and it begins to recognize revenue from the film. The Company had amortization costs of $14,820 and $86,214 for the three and six months ended April 30, 2004, respectively.

The Company did not amortize any production costs during the three or six months ended April 30, 2003 since the film was not in distribution.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
-------------------

The Company recognizes film revenue from the distribution of its feature film and related products when earned and reasonably estimable in accordance with SOP
00-2 -- "Accounting by Producers or Distributors of Films." The following conditions must be met in order to recognize revenue in accordance with SOP 00-2:

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

Under a rights Agreement with Artisan Pictures, Inc. ("Artisan"), the Company's domestic distributor for its feature length film entitled "Step into Liquid", the Company shares with Artisan in the profits of STEP INTO LIQUID after Artisan recovers its marketing, distribution and other predefined costs and fees. The agreement provides for the payment of minimum guaranteed license fees, usually payable on delivery of the respective completed film, that are subject to further increase based on the actual distribution results in the respective territory. The Company recorded revenues of $30,200 and $170,843 for the quarter ended and six months ended April 30, 2004. There were no revenues for the quarter and six months ended April 30, 2003.

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

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Capitalized Software Development Costs (Continued)
---------------------------------------------------

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

The Company has no amortization expense for the six months ended April 30, 2004 and 2003 for its capitalized software development costs as the technology was not available for commercialization.

Series B Redeemable Preferred Stock
-----------------------------------

Series B Redeemable Preferred Stock, which includes characteristics of both liabilities and equity, is classified as a long-term liability in accordance with the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity."

Net Income (Loss) Per Common Share
----------------------------------

Basic net loss per share of common stock is computed based on the weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the period ended April 30, 2004 and 2003, no effect has been given to outstanding options, warrants or convertible debentures in the diluted computation, as their effect would be anti-dilutive.

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

Stock-Based Compensation (Continued)
----------------------------------

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


                                                             For the Six                          For the Three
                                                             Months Ended                         Months Ended
                                                               April 30,                            April 30,
                                                     -------------------------------    ---------------------------------
                                                         2004             2003                2004             2003
Net loss, as reported                                 $(2,414,707)     $(1,254,808)        $  (982,580)     $(1,430,042)

Add:  Stock-based employee compensation
  expense included in reported net loss                        --               --                  --               --

Less: Total stock-based employee compensation
  expense determined under the fair value-based
  method of all awards                                    (80,000)        (713,374)                 --         (713,374)
                                                      ------------     ------------        ------------     ------------
Proforma net loss                                     $(2,494,707)     $(1,968,182)        $  (982,580)     $(2,143,416)
                                                      ============     ============        ============     ============
Basic and Diluted Net Loss per Common Stock:

        As reported                                   $     (0.03)     $     (0.02)        $     (0.01)     $     (0.02)
                                                      ============     ============        ============     ============
        Proforma                                      $     (0.03)     $     (0.04)        $     (0.01)     $     (0.04)
                                                      ============     ============        ============     ============


                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards
----------------------------------------------


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

NOTE 3 - FILM IN DISTRIBUTION

In April 2000, the Company entered into a joint venture production agreement to produce a feature length film ("Step Into Liquid") for theatrical distribution. The Company agreed to provide the funding for the production in the amount of up to $2,250,000 and, in exchange, received a 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to its initial investment of up to $2,250,000. As of April 30, 2004 the Company has funded a net of $2,335,101 for completion of the film. The film is currently in distribution. The Company has recognized revenues of $30,200 and $170,843 for the three months and six months ended April 30, 2004, respectively. The Company's management believes revenues from the film will be more than adequate to cover the capitalized production costs. The Company had amortization costs of $14,820 and $86,214 for the three months and six months ended April 30, 2004, respectively, for the film. The total film production costs and related amounts capitalized are as follows:

                                                                        April 30, 2004
                                                                        --------------
Released films                                                            $2,335,101

Less:  Cumulative amortization of film production costs                      279,103

          Total film production costs capitalized for released films       2,055,998

Films in production                                                               --

Films in development or pre-production                                            --
                                                                          ----------

          Total Film Production Costs Capitalized                         $2,055,998
                                                                          ==========

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - FILM IN DISTRIBUTION (Continued)

Based on anticipated future revenues, amortization of the costs of the films in distribution are estimated to be:

                    For the years ending
                        October 31,                               Amount
                    -------------------------                  -----------
                           2004 (6 months)                     $ 1,675,275
                           2005                                    126,908
                           2006                                    101,526
                           2007                                    152,289
                                                               -----------
                           Total                               $ 2,055,998
                                                               ===========

NOTE 4 - DEFERRED FINANCING COST

At April 30, 2004, deferred financing cost consists of costs incurred in connection with the sale of $1,100,000 of 7% convertible debentures (Note 6).

           Deferred financing cost                                   $215,823
           Less :  Accumulated amortization                           (22,871)
                                                                     ---------
                     Deferred Financing Cost, net                    $192,952
                                                                     =========

Amortization of deferred financing cost for the six months ended April 30, 2004 was $22,871.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

The Company entered into several convertible promissory note agreements with various trusts and individuals, in which it agreed to pay the principal and an additional amount equal to 50% of the principal. The notes are due when the Company reaches certain milestones from the distribution of its motion picture (Note 3). The notes may be converted at any time, in whole or in part, into that number of fully paid and non-assessable shares of common stock at conversion prices ranging from $.33 to $1.00. These and the Company's other notes are summarized in the table below:

                                                           April 30, 2004
                                                           --------------
Note payable (1)                                             $  200,000
Notes payable (ten notes) (2)                                   483,000
Note payable, 9% interest (3)                                    10,000
Notes payable (four notes), 12% interest (4)                    180,000
                                                             ----------
Total                                                        $  873,000
                                                             ==========

(1) Due when receipts received by the Company from the joint venture exceed $375,000.
(2) Due when receipts received by the Company from the joint venture exceed $2,250,000.
(3) Due when receipts received by the Company from the joint venture exceed $750,000.
(4) Notes had an original due date of November 21, 2003. The note holders extended the due date to January 7, 2004 in exchange for 160,000 shares of common stock. In January 2004 the Company paid $180,000 of principal payments and issued 120,003 of shares of common stock in exchange for further extending the due date of the notes until the next round of financing is completed. In addition the Company granted warrants to purchase 120,003 shares of common stock (see Note 7)

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - 7% CONVERTIBLE DEBENTURES

In December 2003, the Company completed a private placement to certain private and institutional investors of $1 million in principal amount of its three year 7% Convertible Debentures (the "Debentures") and signed commitments to place an additional $1,000,000 of such Debentures (the "Additional Debentures") when the Company's registration statement (the "Registration Statement") covering the Common Stock underlying the Debentures, filed on February 11, 2004 and amended on April 28, 2004, is declared effective by the SEC. In April 2004, certain holders of the Debentures waived the registration statement effectiveness condition and purchased $100,000 in principal amount of Debentures, satisfying their post effectiveness commitments. In June 2004, the SEC advised the Company that it may not include in the registration statement any of the shares underlying the Debentures issued after the filing of such registration statement in February 2004. As an effective Registration Statement covering the shares underlying the Additional Debentures is a condition to the investors' purchase of the Additional Debentures, the Company does not anticipate that it will be placing any Additional Debentures in connection with this transaction. The Company intends to shortly file a revised Registration Statement in connection with the shares underlying the $1,000,000 in principal amount of Debentures issued in December 2003. The Company anticipates that it will file at a later date a subsequent registration statement in respect of the shares underlying the Debentures issued in April.

In connection with the issuance of the Debentures in December 2003, the Company issued five-year warrants to purchase up to 6,666,667 shares of the Company's Common Stock, at a per share exercise price of $0.25, subject to cashless exercise provisions. In connection with the issuance of the Debentures in April, the Company issued five-year warrants to purchase up to 666,666 shares of the Company's Common Stock, at a per share exercise price of $0.25, subject to cashless exercise provisions.

The holders of the debentures can convert their debt into shares of the Company's common stock at $.15 per share subject to certain dilution adjustments.

Accrued interest under the debentures may be paid in cash or Common Stock. In the event of an uncured default, as defined, or a non-permitted sale of securities, the holders of the Debenture can require the Company to redeem their Debentures. Providing that the certain conditions are met, the Debentures automatically convert into common shares on the third anniversary of issuance. In addition, under certain circumstances, the Company can require the conversion of the Debentures before such time.

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

The gross proceeds of the $100,000 in April of 2004 were allocated 52.66% or $52,659 to the debenture and 47.34% or 47,341 to the warrants. The conversion price of the debentures was below the market price of the Company's common stock at April 20, 2004, which resulted in a beneficial conversion feature of $52,659. In Accordance with EITF 00-27 the amount allocated to the beneficial conversion feature was limited to the net proceeds of the offering less the value allocated to the warrants issued to the purchasers.

The amount allocated to the warrants of $470,082 and the amount of the beneficial conversion feature of $629,918 were both recorded as a debt discount and are being charged to interest expenses over the term of the Debentures.

In connection with this private placement, the Company issued to the placement agent warrants to purchase 733,333 shares of the Company's Common Stock valued at $103,323 and incurred $112,500 of other debt issuance costs. Such amount was recorded as deferred financing costs and is being charged to interest expense over the term of the loan. The warrants to purchase 666,667 shares of common stock expire on December 31, 2008 and the warrants to purchase 66,666 shares of common stock expire on April 20, 2009. In each case, the warrants are exercisable at $.15 per share.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - 7% CONVERTIBLE DEBENTURES DUE DECEMBER 31, 2006 (Continued)

The Company paid in full ($300,000 plus $3,540 of accrued interest) the 7% convertible debenture due April 30, 2004 out of the proceeds it received from the above December 31, 2003 private placement.

NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock Issuances During the Six Months Ended April 30, 2004:
------------------------------------------------------------------

During the six months ended April 30, 2004, the Company:

         o issued 280,003 shares of common stock valued at $68,267 as consideration for the extension of the due date of certain convertible notes payable;
         o issued 527,892 shares of common stock for deferred compensation of $130,540;
         o issued 1,049,999 shares of common stock for compensation to four officers valued at $245,999;
         o issued 3,800,000 shares of common stock for consulting services valued at 930,000; and
         o issued 44,455 shares of common stock to a vendor for services valued at $10,565.
         o issued 2,225,835 shares to various investors for cash proceeds of $379,500.

Warrants Granted
----------------

On December 31, 2003 the Company issued warrants to purchase 6,666,667 shares of its Common Stock at an exercise price of $.25 in connection with the placement of $1,000,000 of Debentures (see note 6).

On December 31, 2003 the Company issued a warrant to purchase 666,667 shares of its Common Stock at an exercise price of $.15 to the placement agent in connection with the placement of $1,000,000 of Debentures. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.14 per share or $93,333 (see note 6).

The Company granted to four convertible note holders warrants to purchase 120,003 shares of its Common Stock at an exercise price of $.25 in connection with the extension of the convertible notes due date. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.13 per share or $15,992.

On April 20, 2004 the Company issued warrants to purchase 666,666 shares of its Common Stock at an exercise price of $.25 in connection with the $100,000 of Debenture (see note 6).

On April 20, 2004, the Company granted a warrant to purchase 66,666 shares of its Common Stock at the exercise price of $.15 to the placement agent in connection with the placement of $100,000 of Debenture. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.15 per share or $9,990.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Net Loss Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

Warrants to purchase common stock                                      9,886,665
Options to purchase common stock                                       6,378,750
Convertible notes payable and accrued interest                         2,675,055
7% convertible debenture due December 31, 2006                         7,333,333
Series B Preferred stock (based on a floor conversion
     price of $.34 at April 30, 2004)                                  9,388,235
                                                                       ---------
               Total as of April 30, 2004                             35,662,038
                                                                      ==========

Substantial issuance after April 30, 2004 through June 16, 2004:
   Common Stock issuable in connection with May 2004 250,000
   convertible note and warrants                                       3,500,000
                                                                      ==========
NOTE 9 - SEGMENT INFORMATION

Summarized financial information concerning the Company's reportable segments is shown in the following table:

For the six months ended April 30, 2004:

                               Telecommunications   Entertainment
                                   Business            Business      Unallocable        Totals
                               -------------------------------------------------------------------
Net Sales                         $        --       $   170,843      $        --       $   170,843

Operating (Loss) Income           $  (172,560)      $     4,432      $(1,945,500)      $(2,113,628)

Depreciation                      $     1,994       $     6,789      $        --       $     8,783

Total Identifiable Assets at
    April 30, 2004                $ 5,952,388       $ 2,090,119      $    32,907       $ 8,075,414

                    NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9 - SEGMENT INFORMATION (Continued)

For the six months ended April 30, 2003:

                           Telecommunications  Entertainment
                                Business         Business      Unallocable     Totals
                           ---------------------------------------------------------------
Net Sales                     $        --      $       --      $        --     $        --

Operating Loss                $(1,201,532)     $   (9,598)     $(1,183,407)    $(2,394,537)

Depreciation and
  amortization                $   168,655      $    9,598      $     1,208     $   179,461

Total Identifiable Assets
    at October 31, 2003       $ 5,765,459      $2,243,154      $   202,644     $ 8,211,257


For the three months ended April 30, 2004:

                           Telecommunications  Entertainment
                                Business         Business      Unallocable     Totals
                           ---------------------------------------------------------------
Net Sales                      $       --      $   30,200      $       --      $   30,200

Operating Income (Loss)        $  (12,080)     $    3,505      $ (830,135)     $ (838,710)

Depreciation                   $      835      $    3,500      $       --      $    4,335

Total Identifiable Assets      $5,952,388      $2,090,119      $   32,907      $8,075,414

For the three months ended April 30, 2003:

                           Telecommunications  Entertainment
                                Business         Business      Unallocable     Totals
                           ---------------------------------------------------------------
Net Sales                     $        --      $       --      $       --      $        --

Operating Income (Loss)       $(1,164,594)     $   (6,536)     $  (79,524)     $(1,250,654)

Depreciation                  $    84,491      $    6,536      $       63      $    91,090

Total Identifiable Assets     $ 5,765,459      $2,243,154      $  202,644      $ 8,211,257


NOTE 10 - SUBSEQUENT EVENTS

In May 2004, certain Debenture holders waived the registration statement effectiveness condition and purchased Debentures in the aggregate principal amount of $250,000. In connection with such purchase, the Company issued to these holders five year warrants to purchase 1,666,667 shares of its common stock at a per share exercise price of $0.25, subject to cashless exercise provisions. Under certain conditions, the warrant exercise period may be reduced. The Company anticipates that it will file at a later date a subsequent registration statement in respect of the shares underlying the Debentures issued in May.

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

FILM. The Film has completed its domestic theater run grossing approximately $3.7 million in box office revenues. As of April 30, 2004, the Compamy has received revenue distributions in the aggregate amount of approximately $551,000. The Film is currently being distributed to foreign markets for theatrical sales and to the United States market for DVD and cable television pay-per-view sales. The Company anticipates revenues in fiscal 2004 will exceed fiscal 2003 revenues as we anticipate additional foreign revenues, television rights and DVD sales. The DVD was released in the United States in April 2004. After 2004, the Company expects that revenues from the film will decline. All references henceforth to our business relating to the Film will sometimes be referred to in this report as the "Entertainment Business."

SEMICONDUCTOR TECHNOLOGIES. We continued development of our Semiconductor Technologies during the past quarter and are moving closer to having a semiconductor chip available. Currently, we estimate that we will need to raise an additional $3 million to $4 million in order to complete the design and commercialization of the Semiconductor Technologies, produce a semiconductor chip and market the chip. We currently have no commitments for the additional amounts and no assurance can be given that we will be able to raise these amounts on commercially acceptable terms or at all.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED APRIL 30, 2004 AND THE THREE AND SIX MONTHS ENDED APRIL 30, 2003

REVENUES.

Revenues for the quarter and six months ended April 30, 2004 of $30,200 and $170,844 respectively, were from guarantee fees from foreign distribution of the Film. There were no revenues for the quarter and six months ended April 30, 2003.

OPERATING EXPENSES.

Operating expenses decreased $382,000 to $869,000 for the quarter ended April 30, 2004 as compared to the corresponding quarter in 2003, primarily as a result of a decrease in the compensatory element of stock issuances for selling, general and administrative expenses ($415,000), slightly offset by an increase in selling, general and administrative expenses ($50,000). Operating expenses decreased approximately $100,000 to $2,300,000, for the six months ended April 30, 2004 as compared to the corresponding six months in 2003, primarily as a result of a decrease in the compensatory element of stock issuances for selling, general and administrative expenses ($300,000), slightly offset by an increase in selling, general and administrative expenses ($100,000).

OTHER (INCOME) EXPENSES.

Other (Income) Expenses decreased approximately $36,000 for the quarter ended April 30, 2004 from the corresponding quarter in 2003 primarily as a result of a decrease in the amortization of unearned financing costs ($111,000), offset by an increase in interest expense ($77,000). The six months ended April 30, 2003 included a non-recurring gain in litigation settlement of $1,474,000. Excluding this settlement, other expenses for the comparable six month period ended April 30, 2004 was approximately the same. However, for the six months ended April 30, 2004 operating expenses decreased approximately $110,000 as compared to the six months ended April 30, 2003, primarily due to an adjustment for the amortization of unearned financing costs.

NET INCOME (LOSS)

The Company generated net loss for the six months ended April 30, 2003 of $1,200,000 as a result of the litigation settlement of $1,500,000 discussed above. Excluding this litigation settlement, the Company lost $2,700,000 for the six month period ended April 30, 2003, compared to a loss of $2,400,000 for the same six month period ended April 30, 2004. The Company generated net loss for the quarter ended April 30, 2004 of $982,000 compared to a loss for the quarter ended April 30, 2003 of $1,430,000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was approximately $1,000,000 for the six months ended April 30, 2004 and $1,500,000 for the six months ended April 30, 2003. Cash balances totaled $23,000 as of April 30, 2004 and $320,000 as of October 31, 2003.

Since November 1, 1999, operations have been financed principally through sales of Common Stock, the exercise of warrants and options to purchase common stock, and the issuance of convertible notes payable and notes payable. Net proceeds from financing activities amounted to approximately $835,000 for the six months ended April 30, 2004, primarily due to proceeds from convertible debentures amounting to $1,000,000. The Company also repaid $530,000 of debt during the first six months of fiscal 2004 and incurred approximately $14,000 in offering costs related to stock issuances. Net proceeds from financing activities amounted to $1,852,000 for the six months ended April 30, 2003. The Company also incurred $112,500 of capitalized financing costs related to the $1,000,000 convertible debentures.

Stock was issued in the payment of selling, general and administrative expenses amounting to approximately $1,100,000 for the six months ended April 30, 2004 and approximately $1,300,000 for the six months ended April 30, 2003.

Research and development expenses totaled $ 10,000 for the six months ended April 30, 2004 and $40,000 for the six months ended April 30, 2003.

In December 2003, the Company completed a private placement to certain private and institutional investors of $1 million in principal amount of its three year 7% Convertible Debentures (the "Debentures") and signed commitments to place an additional $1 million of such Debentures (the "Additional Debentures") when the Company's registration statement (the "Registration Statement") covering the Common Stock underlying the debentures, filed on February 11, 2004 and subsequently amended on April 28, 2004, is declared effective by the Securities and Exchange Commission. In connection with the issuance of the Debentures, the Company issued five-year warrants (the "Warrants") to purchase up to 6,666,667 shares of the Company's Common Stock. In April and May 2004, certain holders of the Debentures waived the registration statement effectiveness condition and purchased an aggregate of $350,000 in principal amount of Additional Debentures. In connection with these post filing Debenture purchases, the Company issued warrants for 2,333,334 shares of the Company's Common Stock. In each case, the Warrants are at a per share exercise price of $0.25 (the "Warrants"), subject to cashless exercise provisions; provided that the exercise period may be reduced under certain conditions (primarily relating to the effectiveness of the Registration Statement and the closing bid price of the Common Stock exceeding $1.00 for each of 20 consecutive trading days). In June 2004, the SEC advised the Company that it may not include in the registration statement any of the shares underlying the Debentures issued after the filing of such registration statement in February 2004. As an effective Registration Statement covering the shares underlying the Additional Debentures is a condition to the investors' purchase of the Additional Debentures, the Company does not anticipate that it will be placing any additional Debentures in connection with this transaction.

The Company needs to raise a minimum of $400,000 on an immediate basis in order to maintain its operations as presently conducted through fiscal 2004. The Company has no commitments for any such financing, and there can be no assurance that the financing will be available to us on commercially acceptable terms or at all. The inability to obtain such financing will have a material adverse effect on our business, its operations and future business prospects. It is also anticipated that any successful financing will have a significant dilutive effect on existing stockholders.

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

The Company has been able to continue based upon our receipt of funds from the issuance of equity securities and borrowings, including the additional Debentures purchased following the filing of the registration statement in February 2004, and by acquiring assets or paying expenses by issuing stock. The Company's continued existence is dependent upon its continued ability to raise funds through the issuance of its securities or borrowings, and its ability to acquire assets or satisfy liabilities by the issuance of stock. Management's plans in this regard are to obtain other debt and equity financing until profitable operation and positive cash flow are achieved and maintained. There can be no guarantee that financing will be available on commercially acceptable terms, or at all.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING . During the quarter ended April 30, 2004, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         During the three months ended April 30, 2004, the Company issued unregistered securities as follows:

         (i) In February 2004, the Company issued to

(A) a then executive officer 83,892 shares of Common Stock valued at $19,460 of which 63,818 shares were issued as salary valued at $14,040, per his employment agreement, and 20,074 shares were issued as a performance bonus;

(B) a non-management employee 4,000 shares of Common Stock valued at $1,080 issued as a performance bonus;

(C) to a service provider 29,455 shares of Common Stock in consideration of services rendered; and

(D) eight investors a total of 1,033,334 shares of Common Stock for aggregate consideration of $155,000.

         (ii) In April 2004, the Company issued to two of the Debenture Holders $100,000 in principal amount of our three-year 7% Convertible Debentures, following such holders' waiver of the registration statement effectiveness condition.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

31. Rule 13a-14(a) / 15d-14(a) Certification *

32. Section 1350 Certification *

(b) Reports on Form 8-K:

  8-K filed on May 13, 2004 announcing that certain investors have waived the registration requirement

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NEW VISUAL CORPORATION
                                                 (Registrant)

DATED:   JUNE 21, 2004        BY: /S/ BRAD KETCH
                               --------------------------------------------
                               BRAD KETCH
                               PRESIDENT AND CHIEF EXECUTIVE OFFICER
                               (CHIEF EXECUTIVE AND PRINCIPAL FINANCIAL AND
                               ACCOUNTING OFFICER)