Form 10QSB
period 2004-07-31
NEW VISUAL CORP
filed 2004-09-14
CIK 1026595

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the issuer's Common Stock, par value $.001 per share, outstanding as of September 14, 2004, was 81,631,113.

                                   FORM 10-QSB

                             NEW VISUAL CORPORATION

                                  JULY 31, 2004

                                TABLE OF CONTENTS

 PART   ITEM                                                                PAGE
  I   Financial Information:

         1. FINANCIAL STATEMENTS:

            CONDENSED CONSOLIDATED BALANCE SHEET
              At July 31, 2004 (Unaudited)                                   2

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
              For the Nine and Three Months Ended July 31, 2004 and 2003    3-4

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              (Unaudited)
              For the Nine Months Ended July 31, 2004                        5

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
              For the Nine Months Ended July 31, 2004 and 2003              6-7

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS             8

         2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                       21

         3. CONTROLS AND PROCEDURES                                         25

  II  OTHER INFORMATION:
         1.  LEGAL PROCEEDINGS                                              26
         2.  CHANGES IN SECURITIES                                          27
         6. EXHIBITS AND REPORTS ON FORM 8-K                                27

PART I - FINANCIAL INFORMATION

            ITEM I - FINANCIAL STATEMENTS

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                                   July 31, 2004
                                                                   -------------

Current Assets:
  Cash                                                             $      4,894
  Other current assets                                                    3,340
                                                                   -------------

      Total Current Assets                                                8,234

Property and equipment - net of accumulated
  depreciation of $433,525                                               28,196
Technology license and capitalized software
  development fee                                                     5,751,000
Film in distribution - net                                            2,026,547
Deferred financing costs                                                191,716
Other assets                                                             13,435
                                                                   -------------

                                                                   $  8,019,128
      Total Assets                                                 =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Bank overdraft                                                   $     45,636
  Convertible notes payable                                             853,000
  Notes payable                                                         752,310
  Accounts payable and accrued expenses                               1,830,754
                                                                   -------------

      Total Current Liabilities                                       3,481,700

Convertible debentures, less debt discount of $1,033,331                216,669
Redeemable Series B preferred stock                                   3,192,000
                                                                   -------------

      Total Liabilities                                               6,890,369
                                                                   -------------
Commitments, Contingencies and Other Matters

Stockholders' Equity:
  Preferred stock - $0.01 par value; 15,000,000 shares
    authorized; Series A junior participating preferred
    stock; -0- shares issued and outstanding                                 --
  Common stock - $0.001 par value; 500,000,000 shares
    authorized; 79,295,124 issued and outstanding                        79,295
  Additional paid-in capital                                         54,464,349
  Unearned compensation                                                (350,000)
  Accumulated deficit                                               (53,064,885)
                                                                   -------------

      Total Stockholders' Equity                                      1,128,759
                                                                   -------------

      Total Liabilities and Stockholders' Equity                   $  8,019,128
                                                                   =============

            See notes to condensed consolidated financial statements.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           For the Nine Months Ended
                                                                    July 31,
                                                         -----------------------------
                                                              2004           2003
                                                         -------------   -------------

REVENUES:                                                $    231,292    $         --
                                                         -------------   -------------

OPERATING EXPENSES:
  Cost of sales                                               115,665              --
  Research and development                                     10,000          71,401
  Compensatory element of stock issuances
      for selling, general and administrative expenses      1,241,146       1,659,429
  Selling, general and administrative expenses              1,508,171       1,523,308
                                                         -------------   -------------

    TOTAL OPERATING EXPENSES                                2,874,982       3,254,138
                                                         -------------   -------------
OPERATING LOSS                                             (2,643,690)     (3,254,138)
                                                         -------------   -------------

OTHER (INCOME) EXPENSES:
  Interest expense                                            595,478         235,730
  Non-cash gain- litigation settlement                             --      (1,474,000)
  Amortization of deferred financing costs                     41,802
  Amortization of unearned financing costs                     99,933         261,327
  Other                                                          (905)             --
                                                         -------------   -------------

    TOTAL OTHER (INCOME) EXPENSES                             736,308        (976,943)
                                                         -------------   -------------

NET LOSS                                                 $ (3,379,998)   $ (2,277,195)
                                                         =============   =============

BASIC AND DILUTED NET LOSS PER  COMMON STOCK             $      (0.04)   $      (0.04)
                                                         =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                           76,689,939      57,206,153
                                                         =============   =============

            See notes to condensed consolidated financial statements.

                                        3

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           For the Three Months Ended
                                                                    July 31,
                                                         -----------------------------
                                                             2004             2003
                                                         -------------   -------------

REVENUES:                                                $     60,449    $         --
                                                         -------------   -------------

OPERATING EXPENSES:
  Cost of sales                                                29,451              --
  Research and development                                         --              --
  Compensatory element of stock issuances for
     selling, general and administrative expenses             175,000         326,436
  Selling, general and administrative expenses                386,059         533,165
                                                         -------------   -------------

    TOTAL OPERATING EXPENSES                                  590,510         859,601
                                                         -------------   -------------

OPERATING LOSS                                               (530,061)       (859,601)
                                                         -------------   -------------

OTHER (INCOME) EXPENSES:
  Interest expense                                            411,075         111,610
  Amortization of deferred financing costs                     18,930
  Amortization of unearned financing costs                      5,224          51,176

                                                         -------------   -------------
    TOTAL OTHER (INCOME) EXPENSES                             435,229         162,786
                                                         -------------   -------------

NET LOSS                                                 $   (965,290)   $ (1,022,387)
                                                         =============   =============

BASIC AND DILUTED NET LOSS PER  COMMON STOCK             $      (0.01)   $      (0.02)
                                                         =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       78,719,909      65,114,315
                                                         =============   =============

            See notes to condensed consolidated financial statements.

                                        4

                                         NEW VISUAL CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             (UNAUDITED) FOR THE NINE MONTHS
                                                   ENDED JULY 31, 2004


                                    Common Stock          Additional      Unearned                                         Total
                            --------------------------     Paid-In        Financing      Unearned       Accumulated    Stockholders'
                              Shares         Amount        Capital          Costs      Compensation       Deficit          Equity
                            -----------  -------------  -------------   ------------   -------------   -------------   -------------
Balance- November 1, 2003   70,676,682   $     70,677   $ 51,131,622    $   (15,674)   $   (404,582)   $(49,684,887)   $  1,097,156

Issuance of common stock
  for cash                   2,225,835          2,226        377,274             --              --              --         379,500
Issuance of common stock
  for extension of
  promissory notes and
  interest                     280,003            280         67,987        (68,267)             --              --              --
Issuance of common stock
  for deferred payroll         527,892            528        130,012             --              --              --         130,540
Issuance of common stock
  for compensation           1,049,999          1,050        244,949             --        (245,999)             --              --
Issuance of common stock
  under consulting
  agreements                 3,800,000          3,800        926,200             --        (930,000)             --              --
Issuance of common stock
  for services                  44,455             44         10,521             --         (10,565)             --              --
Issuance of common stock
  for conversion of notes
  payable                      690,258            690        102,849             --              --              --         103,539
Stock offering costs                --             --        (14,075)            --              --              --         (14,075)
Warrants issued with
  convertible debentures            --             --        577,896             --              --              --         577,896
Value assigned to
  beneficial conversion feature     --             --        772,104             --              --              --         772,104
Warrants issued to
  placement agent                   --             --        121,018             --              --              --         121,018
Value assigned to
  warrants issued for
  extension of convertible
  notes                             --             --         15,992        (15,992)             --              --              --
Amortization of unearned
  compensation expense              --             --             --             --       1,241,146              --       1,241,146
Amortization of unearned
  financing costs                   --             --             --         99,933              --              --          99,933
Net loss                            --             --             --             --              --      (3,379,998)     (3,379,998)
                            -----------  -------------  -------------   ------------   -------------   -------------   -------------
                            79,295,124   $     79,295   $ 54,464,349    $        --    $   (350,000)   $(53,064,885)   $  1,128,759
                            ===========  =============  =============   ============   =============   =============   =============

                                See notes to condensed consolidated financial statements.

                                                           5

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      FOR THE NINE MONTHS ENDED
                                                               JULY 31,
                                                        2004            2003
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $(3,379,998)   $(2,277,195)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Consulting fees and other compensatory
        elements of stock issuances                    1,241,146      1,659,429
      Unusual item - gain on Litigation Settlement            --     (1,474,000)
      Amortization of unearned financing costs            99,933        261,327
      Amortization of deferred financing costs            41,802
      Amortization of film production costs              115,665             --
      Amortization on debt discount on notes payable     316,669             --
      Depreciation                                        13,105         18,721
    Change in Assets (Increase) Decrease:
      Other current assets                                 1,673        (59,912)
      Other assets                                          (399)           877
    Change in Liabilities Increase (Decrease):                --
      Accounts payable and accrued expenses              219,951       (272,006)
                                                     ------------   ------------
      NET CASH USED IN OPERATING ACTIVITIES           (1,330,453)    (2,142,759)

CASH USED IN INVESTING ACTIVITIES
  Acquisition of license                                 (95,000)            --
  Proceeds from sale of equipment                             --       (596,000)
                                                     ------------   ------------
     NET CASH USED IN INVESTING ACTIVITIES               (95,000)      (596,000)
                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                          45,636
  Proceeds from issuance of common stock                 379,500      2,657,813
  Offering costs related to stock issuances              (14,075)      (159,017)
  Proceeds from convertible debentures                 1,350,000             --
  Conversion of note payable to stock                         --             --
  Proceeds from note payable                              12,000             --
  Proceeds from convertible notes payable                     --        287,000
  Capitalized financing costs                           (112,500)            --
  Repayments of convertible debentures                  (300,000)            --
  Repayments of notes payable                                 --       (241,096)
  Repayments of convertible notes payable               (250,000)            --
                                                     ------------   ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES        1,110,561      2,544,700
DECREASE IN CASH AND CASH EQUIVALENTS                   (314,892)      (194,059)
CASH AND CASH EQUIVALENTS - BEGINNING                    319,786        311,577
                                                     ------------   ------------
CASH AND CASH EQUIVALENTS - ENDING                   $     4,894    $   117,518
                                                     ============   ============

            See notes to condensed consolidated financial statements.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       FOR THE NINE MONTHS ENDED
                                                              JULY 31,
                                                           2004         2003
                                                        -----------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                            $    8,940   $   54,904
                                                        ===========  ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for notes payable and accrued
    interest                                            $   68,267   $  287,750
                                                        ===========  ===========

  Common stock issued for extension of convertible
    notes payable                                       $   15,992   $       --
                                                        ===========  ===========

  Value assigned to warrants issued to placement
    agent                                               $  138,713   $       --
                                                        ===========  ===========

  Accounts payable and accrued expenses satisfied by
    issuance of common stock                            $  130,011   $       --
                                                        ===========  ===========

  Value assigned to beneficial conversion in
    connection with the 7% convertible debenture        $  772,104   $       --
                                                        ===========  ===========

  Common stock issued for conversion of 7% Convertible
   Debenture plus accrued interest                      $  103,539   $       --
                                                        ===========  ===========

  Value assigned to warrants issued to purchasers
    of convertible debentures                           $  577,896   $       --
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

These results for the period ended July 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND BUSINESS AND CONTINUED OPERATIONS (Continued)

Going Concern
-------------

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, for the nine and three months ended July 31, 2004, the Company incurred net losses of $3,379,998 and $965,290 respectively. In addition, the Company had a working capital deficiency of $3,473,466 as of July 31, 2004. The Company has limited capital resources and requires additional funding in order to sustain its operations, accomplish its growth objectives and market its planned products and services. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to maintain operations or expand its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

In December 2003, the Company completed a private placement of $1,000,000 of its three-year 7% Convertible Debentures (the "Debentures"). Following the repayment of the outstanding principal and accrued interest on short-term funding that was to become due in April 2004 and other offering related expenses, the Company received net proceeds of approximately $584,000. In addition the Company signed commitments to place an additional $1,000,000 of Debentures following such time, as the Securities and Exchange Commission declares the registration statement covering the common stock underlying the Debentures, which the Company filed in February 2004, effective. In April and May 2004, certain holders of the Debentures waived the registration statement effectiveness condition and purchased an aggregate of $350,000 of Debentures, thus satisfying their post effectiveness commitments. The registration statement was declared effective in August 2004 with respect to the Common Stock underlying the Debentures and related securities issued as of December 2003. As the registration statement was not declared effective by a specified required date, the Debenture holders were not required to close on the remaining $650,000 of their commitments. Additionally, in July 2004, the Company entered into a revolving line of credit agreement with Wells Fargo Bank, N. A. which allows it to borrow up to $100,000 on a revolving basis until August 10, 2005. Interest on any amount the Company borrows under the line of credit accrues at a floating rate equal to the prime rate set by the bank plus a margin of .5% and is payable monthly beginning in September 2004.

The Company's ability to continue to operate as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. The Company needs to raise approximately $325,000 on an immediate basis in order to keep current essential vendors and suppliers and to maintain its operations as presently conducted through fiscal 2004. The Company is actively pursuing and exploring financing options, including the issuance of debt or equity securities in a private placement. The process of developing commercial products will require significant additional expenditures for beta versions, pilot testing and commercial trials. These activities, together with general and administrative expenses, are expected to result in substantial operating losses in the foreseeable future. The Company currently has no commitments for any funding and no assurance can be provided that the Company will be successful in raising any of the needed funds. The inability to obtain needed funding will have a material adverse effect on the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and these adjustments may be material.

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

The Company commences amortization of capitalized film costs and accrues (expenses) participation costs when a film is released and it begins to recognize revenue from the film. The Company incurred amortization costs of $29,451 and $115,655 for the three and nine months ended July 31, 2004, respectively.

The Company did not amortize any production costs during the three or nine months ended July 31, 2003 since the film was not in distribution.

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

Under a rights Agreement with Artisan Pictures, Inc. ("Artisan"), the Company's domestic distributor for its feature length film entitled "Step into Liquid", the Company shares with Artisan in the profits of STEP INTO LIQUID after Artisan recovers its marketing, distribution and other predefined costs and fees. The agreement provides for the payment of minimum guaranteed license fees, usually payable on delivery of the respective completed film, that are subject to further increase based on the actual distribution results in the respective territory. The Company recorded revenues of $60,449 and $231,292 for the three months ended and nine months ended July 31, 2004. There were no revenues for the quarter and nine months ended July 31, 2003.

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

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Capitalized Software Development Costs (Continued)
--------------------------------------------------

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

The Company has no amortization expense for the nine months ended July 31, 2004 and 2003 for its capitalized software development costs as the technology was not available for commercial distribution.

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

Net Income (Loss) Per Common Share
----------------------------------

Basic net loss per share of common stock is computed based on the weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the period ended July 31, 2004 and 2003, no effect has been given to outstanding options, warrants or convertible debentures in the diluted computation, as their effect would be anti-dilutive.

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

Stock-Based Compensation (Continued)
------------------------------------

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

                                      For the Nine Months Ended     For the Three Months Ended
                                               July 31,                      July 31,
                                     ---------------------------   -----------------------------
                                         2004           2003           2004             2003
                                     ------------   ------------   ------------   --------------

Net loss, as reported                $(3,379,998)   $(2,277,195)   $  (965,290)   $  (1,022,387)

Add: Stock-based employee
     compensation expense included
     in reported net loss                     --             --             --               --

Less: Total stock-based employee
      compensation expense
      determined under the fair
      value-based method of all
      awards                             (80,000)      (713,374)            --               --
                                     ------------   ------------   ------------   --------------

Proforma net loss                    $(3,459,998)   $(2,990,569)   $  (965,290)   $  (1,022,387)
                                     ============   ============   ============   ==============

Basic and Diluted Net Loss per
   Common Stock:

               As reported           $     (0.04)   $     (0.04)   $     (0.01)   $       (0.02)
                                     ============   ============   ============   ==============
               Proforma              $     (0.04)   $     (0.05)   $     (0.01)   $       (0.02)
                                     ============   ============   ============   ==============

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

NOTE 3 - FILM IN DISTRIBUTION

In April 2000, the Company entered into a joint venture production agreement to produce a feature length film ("Step Into Liquid") for theatrical distribution. The Company agreed to provide the funding for the production in the amount of up to $2,250,000 and, in exchange, received a 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to its initial investment of up to $2,250,000. As of July 31, 2004 the Company has funded a net of $2,335,101 for completion of the film. The film is currently in distribution. The Company has recognized revenues of $60,449 and $231,292 for the three months and nine months ended July 31, 2004, respectively. The Company's management believes revenues from the film will be more than adequate to cover the capitalized production costs. The Company had amortization costs of $29,451 and $115,665 for the three months and nine months ended July 31, 2004, respectively, for the film. The total film production costs and related amounts capitalized are as follows:

                                                                        As of
                                                                   July 31, 2004
                                                                   -------------

Released films                                                     $  2,335,101
Less: Cumulative amortization of film production costs                  308,554
                                                                   -------------
        Total film production costs capitalized for released films    2,026,547
Films in production                                                          --
Films in development or pre-production                                       --
                                                                   -------------
          Total Film Production Costs Capitalized                  $  2,026,547
                                                                   =============

                    NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 3 - FILM IN DISTRIBUTION (Continued)

Based on anticipated future revenues, amortization of the costs of the films in distribution are estimated to be:

                      For the years ending
                           October 31,                            Amount
                    -------------------------                  ------------
                           2004 (3 months)                     $   745,824
                           2005                                  1,026,908
                           2006                                    101,526
                           2007                                    152,289
                                                               ------------
                           Total                               $ 2,026,547
                                                               ============

NOTE 4 - DEFERRED FINANCING COST

At July 31, 2004, deferred financing cost consists of costs incurred in connection with the sale of $1,100,000 of 7% convertible debentures (Note 6).

           Deferred financing cost                                 $233,518
           Less :  Accumulated amortization                         (41,802)
                                                                   ---------
                     Deferred Financing Cost, net                  $191,716
                                                                   =========

Amortization of deferred financing cost for the three and nine months ended July 31, 2004 was $18,430 and $41,802, respectively.

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

                                                           July 31, 2004
                                                           --------------
Note payable (1)                                             $  180,000
Notes payable (ten notes) (2)                                   483,000
Note payable, 9% interest (3)                                    10,000
Notes payable (four notes), 12% interest (4)                    180,000
                                                             -----------
Total                                                        $  853,000
                                                             ===========
(1) Due when receipts received by the Company from the joint venture exceed $375,000.
(2) Due when receipts received by the Company from the joint venture exceed $2,250,000.
(3) Due when receipts received by the Company from the joint venture exceed $750,000.
(4) Notes had an original due date of November 21, 2003. The note holders extended the due date to January 7, 2004 in exchange for 160,000 shares of common stock. In January 2004 the Company paid $180,000 of principal payments and issued 120,003 of shares of common stock in exchange for further extending the due date of the notes until the next round of financing is completed. In addition the Company granted warrants to purchase 120,003 shares of common stock (see Note 7)

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - 7% CONVERTIBLE DEBENTURES

In December 2003, the Company completed a private placement to certain private and institutional investors of $1 million in principal amount of its three year 7% Convertible Debentures (the "Debentures") and signed commitments to place an additional $1,000,000 of such Debentures (the "Additional Debentures") upon the effectiveness of the Company's registration statement (the "Registration Statement") covering the Common Stock underlying the Debentures. The Registration Statement was originally filed on February 11, 2004. In April and May 2004, certain holders of the Debentures waived the registration statement effectiveness condition and purchased an aggregate of $350,000 in principal amount of Debentures, satisfying their post effectiveness commitments. The Registration Statement, as amended from time to time, was declared effective by the Securities and Exchange Commission on August 16, 2004 solely with respect to the Common Stock underlying the $1 million in principal amount of Debentures and related securities issued as of December 2003. As the registration statement covering the Common Stock underlying the Additional Debentures was not declared effective by the specified date of June 28, 2004, the Company will not be issuing Additional Debentures for the remaining $650,000 under this transaction.

In connection with the issuance of the Debentures in December 2003, the Company issued five-year warrants to purchase up to 6,666,667 shares of the Company's Common Stock, at a per share exercise price of $0.25, subject to cashless exercise provisions. In connection with the issuance of the Debentures in April and May 2004, the Company issued five-year warrants to purchase up to 2,333,332 shares of the Company's Common Stock, at a per share exercise price of $0.25, subject to cashless exercise provisions.

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

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - 7% CONVERTIBLE DEBENTURES DUE DECEMBER 31, 2006 (Continued)

The gross proceeds of the $250,000 in May of 2004 were allocated 56.87% or $142,186 to the debenture and 43.13% or $107,814 to the warrants. The conversion price of the debentures was below the market price of the Company's common stock at May 7, 2004, which resulted in a beneficial conversion feature of $142,186. In Accordance with EITF 00-27 the amount allocated to the beneficial conversion feature was limited to the net proceeds of the offering less the value allocated to the warrants issued to the purchasers.

The amount allocated to the warrants of $577,896 and the amount of the beneficial conversion feature of $772,104 were both recorded as a debt discount and are being charged to interest expenses over the term of the Debentures.

In June 2004, $100,000 of convertible debentures plus interest was converted into 690,258 shares of the Company's common stock.

In connection with this private placement, the Company issued to the placement agent warrants to purchase 900,000 shares of the Company's Common Stock valued at $138,713 and incurred $112,500 of other debt issuance costs. Such amount was recorded as deferred financing costs and is being charged to interest expense over the term of the loan. The warrants to purchase 666,667 shares of common stock expire on December 31, 2008 and the warrants to purchase 66,666 shares of common stock expire on April 20, 2009 and the warrants to purchase 166,667 shares of Common Stock expire on May 7, 2009. In each case, the warrants are exercisable at $.15 per share.

The Company paid in full ($300,000 plus $3,540 of accrued interest) the 7% convertible debenture due April 30, 2004 out of the proceeds it received from the above December 31, 2003 private placement.

During April and May 2004, the Company sold to investors convertible debentures totaling $350,000 which may have been sold in violation of Section 5 of the Securities Exchange Act of 1933 as amended. If the purchasers of the Convertible Debentures issued in April and May 2004 demand that the Company rescind these sales, then the Company, subject to a final determination, may be required to remit to these purchasers an aggregate amount of $350,000.

Under the agreements with the purchasers of the Debentures, the Company is obligated to pay to the Debenture holders liquidated damages associated with the late filing of the Registration Statement and the missed Registration Statement required effective date of March 30, 2004. Liquidated damages are equal to (x) 2% of the principal amount of all the Debentures during the first 30-day period following late filing or effectiveness and (y) 3% of the principal amount of all Debentures for each subsequent 30-day period (or part thereof). These liquidated damages aggregate to $160,000. At their option, the Debenture holders are entitled to be paid such amount in cash or shares of Common Stock at a per share rate equal to the effective conversion price of the Debentures, which is currently $0.15. The Registration Statement includes an additional 1,066,667 shares of Common Stock, representing additional shares issuable to the holders of the Debentures in respect of these liquidated damages.

NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock Issuances During the Nine Months Ended July 31, 2004:
------------------------------------------------------------------

During the nine months ended July 31, 2004, the Company:

    o issued 280,003 shares of common stock valued at $68,267 as consideration for the extension of the due date of certain convertible notes payable;
    o issued 527,892 shares of common stock for deferred compensation of $130,540;
    o issued 1,049,999 shares of common stock for compensation to four officers valued at $245,999;
    o issued 3,800,000 shares of common stock for consulting services valued at 930,000; and
    o issued 44,455 shares of common stock to a vendor for services valued at $10,565.
    o issued 2,225,835 shares to various investors for cash proceeds of $379,500.
    o issued 690,258 shares of common stock to convert $100,000 of convertible debentures plus $3,539 of accrued interest.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - STOCKHOLDERS' EQUITY (Continued)

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

On May 7, 2004 the Company issued warrants to purchase 1,666,666 shares of its Common Stock at an exercise price of $.25 in connection with the $250,000 of Debenture (see note 6).

On May 7, 2004, the Company granted a warrant to purchase 166,667 shares of its Common Stock at the exercise price of $.15 to the placement agent in connection with the placement of $250,000 of Debenture. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.15 per share or $17,695.

NOTE 8 - LINE OF CREDIT

On July 21, 2004, the Company entered into a one-year $100,000 revolving line of credit with a bank. The line credit has a floating interest rate of the prime rate set by the bank plus a margin of .500%. The initial interest rate is approximately 4.75%. Ray Willenberg, Jr, Chairman of the Company, has guaranteed the repayment of the line of credit. As of July 31, 2004, no money was borrowed under the line of credit.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Net Loss Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

Warrants to purchase common stock                                    11,719,999
Options to purchase common stock                                      6,378,750
Convertible notes payable and accrued interest                        2,675,055
7% convertible debenture due December 31, 2006                        8,333,333
Series B Preferred stock (based on a floor conversion
     price of $.15 at July 31, 2004)                                 21,280,000
                                                                     -----------
               Total as of July 31, 2004                             50,387,137
                                                                     ===========
Substantial issuance after July 31, 2004 through
  September 8, 2004: Common Stock issuable upon the
  effectiveness of registration Statement and conversion
  of convertible notes and warrants                                   1,900,256
                                                                     ===========
  Common Stock issued for cash                                          825,000
                                                                     ===========

Legal Disputes
--------------
The Company has been served with the following three summonses and complaints, each filed on July 26, 2004 in the Superior Court of California (San Diego County): Gerald Handler, Trustee of the Gerald and Judith Handler Trust v. New Visual Corporation, Top Secret Surf Productions, LLC and Does 1 through 100; Gerald Handler, Trustee of the Handler Children Trust v. New Visual Corporation, Top Secret Surf Productions, LLC and Does 1 through 100; and Wayne Lill Jr., Trustee of the Wayne Lill Trust dated 12-22-99 v. New Visual Corporation, Top Secret Surf Productions, LLC and Does 1 through 100. Each complaint relates to a convertible promissory note issued by the Company in December 2001 and payable, according to its terms, out of film distributions that the Company receives. Each complaint alleges, among other things: that the Company has failed to pay the amount due and owing under the convertible promissory note issued to the plaintiff despite demands for payment; that the Company's management has acted to forestall payments to our creditors, including the plaintiff; and that the Company fraudulently induced the plaintiff to enter into the convertible promissory note. The plaintiffs are seeking: money damages in the aggregate amount of $375,000, plus interest; an accounting; an order compelling the conveyance of monies to the plaintiffs and punitive damages.

The Company has been served with the following additional summons and complaint, filed on July 30, 2004 in the Superior Court of California (San Diego County):
Gerald Handler, Trustee of the Gerald and Judith Handler Trust and Trustee of the Handler Children Trust, and Wayne Lill Jr., Trustee of the Wayne Lill Trust dated 12-22-99 v. New Visual Corporation, New Visual Entertainment, Inc., Top Secret Productions, LLC and Does 1 through 20. The complaint makes substantially the same allegations as set forth in the complaints described above and seeks: money damages in the aggregate of amount of $375,000, plus interest; an order avoiding alleged fraudulent transfers; an injunction against disposition of allegedly fraudulently transferred monies; the appointment of a receiver; a writ of attachment and imposition of a constructive trust.

The three complaints filed on July 26th were dismissed without prejudice.

According to their terms, each of the convertible promissory notes underlying these claims becomes due and payable upon our receipt of a specified amount of distributions from our Film and is payable out of those distributions that the Company has actually received. The convertible promissory notes underlying these claims were converted by the plaintiffs into shares of our common stock in March 2002.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

On July 30, 2004, the Company filed an answer to the complaints.

The Company believes that the Company has meritorious defenses to these claims and, if necessary, intend to vigorously defend this matter, although the ultimate outcome cannot be determined at this time. The Company's current limited financial resources may have a material adverse effect on our ability to adequately defend the Company against these claims, prosecute any counterclaims that may be available to the Company or satisfy any judgment in the event that any of these claims is determined adversely to the Company.

NOTE 10 - SEGMENT INFORMATION

Summarized financial information concerning the Company's reportable segments is shown in the following table:

For the nine months ended July 31, 2004:

                               Telecommunications Entertainment
                                  Business         Business      Unallocable       Totals
                                --------------  --------------  --------------  ------------
Net Sales                       $          --   $     231,292   $          --   $   231,292
                                ==============  ==============  ==============  ============
Operating loss (Income)         $     326,500   $      (8,990)  $   2,326,180   $ 2,643,690
                                ==============  ==============  ==============  ============
Depreciation                    $       2,829   $      10,276   $          --   $    13,105
                                ==============  ==============  ==============  ============
Total Identifiable Assets at
    July 31, 2004               $   5,923,761   $   2,071,579   $      23,788   $ 8,019,128
                                ==============  ==============  ==============  ============

For the nine months ended July 31, 2003:

                               Telecommunications Entertainment
                                  Business         Business      Unallocable       Totals
                                --------------  --------------  --------------  ------------
Net Sales                       $          --   $          --   $          --   $        --
                                ==============  ==============  ==============  ============

Operating loss (Income)         $     123,750  $          --   $    3,130,388  $  3,254,138
                                ==============  ==============  ==============  ============

Depreciation                    $     268,379   $      10,397   $       1,272   $   280,048
                                ==============  ==============  ==============  ============

Total Identifiable Assets at
    July 31, 2003               $   5,765,459   $   2,319,995   $      93,162   $ 8,178,616
                                ==============  ==============  ==============  ============

For the three months ended July 31, 2004:

                               Telecommunications Entertainment
                                  Business         Business      Unallocable       Totals
                                --------------  --------------  --------------  ------------
Net Sales                       $          --   $      60,449   $          --   $    60,449
                                ==============  ==============  ==============  ============

Operating loss (Income)         $     153,939   $      (4,558)  $     380,680   $   530,061
                                ==============  ==============  ==============  ============

Depreciation                    $         835   $       3,487   $          --   $     4,322
                                ==============  ==============  ==============  ============

Total Identifiable Assets at
    July 31, 2004               $   5,923,761   $   2,071,579   $      23,788   $ 8,019,128
                                ==============  ==============  ==============  ============

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 10 - SEGMENT INFORMATION (Continued)

For the three months ended July 31, 2003:

                               Telecommunications Entertainment
                                  Business         Business      Unallocable       Totals
                                --------------  --------------  --------------  ------------
Net Sales                       $          --   $          --   $          --   $        --
                                ==============  ==============  ==============  ============

Operating loss (Income)         $   1,077,782   $      (9,598)   $  1,946,981  $    859,601
                                ==============  ==============  ==============  ============

Depreciation                    $      99,724   $         799   $          64   $   100,587
                                ==============  ==============  ==============  ============

Total Identifiable Assets at
    October 31, 2003            $   5,765,459   $   2,319,995   $      93,162   $ 8,178,616
                                ==============  ==============  ==============  ============

NOTE 11 - SUBSEQUENT EVENTS

Extension of Notes Payable

In August 2004 the Company informally extended its five individual unsecured notes payable in the amount of $256,886. The notes became due on June 29, 2004 and were extended to November 2004. The notes continue to accrue interest at 6% per annum.

In September 2004 the Company extended its unsecured note payable in the amount of $12,000. The note became due on July 26, 2004 and were extended to November 15, 2004. The note continues to accrue interest at 5% per annum.

Common Stock issuances

From August 1, 2004 to September 9, 2004 the Company issued 825,000 shares of common stock for $58,000

From August 1, 2004 to September 9, 2204 several convertible debentures converted $147,500 of principal and $6,816 of accrued interest into 1,028,776 shares of common stock.

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

FILM. The Film has completed its domestic theater run grossing approximately $3.7 million in box office revenues. As of July 31, 2004, the Company has received revenue distributions in the aggregate amount of approximately $231,292. The Film is currently being distributed to foreign markets. The DVD was released in the United States in April 2004 and cable TV and broadcast television releases are presently scheduled for October 2004 and Summer 2005, respectively. The Film's foreign theatrical run began in Australia and New Zealand in January 2004 and will continue throughout 2004 in Japan Brazil, Norway and Sweden. Based on the actual receipt of Film distributions through the nine months ended July 31, 2004, the rate at which such distributions are being made and information supplied by the Film's distributor in June 2004, management is currently unable to estimate or project any specific estimate of Film distributions during fiscal 2004. All references henceforth to our business relating to the Film will sometimes be referred to in this report as the "Entertainment Business."

SEMICONDUCTOR TECHNOLOGIES. We continue to work on a beta version of our Semiconductor Technologies. Currently, we estimate that we will need to raise an additional $3 million to $4 million in order to complete the design and commercialization of the Semiconductor Technologies, complete a commercially deployable version of the semiconductor chip and market the chip. We currently have no commitments for the additional amounts and no assurance can be given that we will be able to raise these amounts on commercially acceptable terms or on any terms.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED JULY 31, 2004 AND THE THREE AND NINE MONTHS ENDED JULY 31, 2003

REVENUES.

Revenues for the quarter and nine months ended July 31, 2004 of $60,449 and $231,292 respectively, were from guarantee fees from foreign distribution of the Film. There were no revenues for the quarter and nine months ended July 31, 2003.

OPERATING EXPENSES.

Operating expenses decreased $269,091 to $590,510 for the quarter ended July 31, 2004 as compared to the corresponding quarter in 2003, primarily as a result of a decrease in the compensatory element of stock issuances for selling, general and administrative expenses ($151,436), decrease in selling, general and administrative expenses ($147,106), partially offset by an increase in cost of sales ($29,451). Operating expenses decreased approximately $379,156 to $2,874,982 for the nine months ended July 31, 2004 as compared to the corresponding nine months in 2003, primarily as a result of a decrease in the compensatory element of stock issuances for selling, general and administrative expenses ($418,283), decrease in selling, general and administrative expenses ($15,137), decrease in research and development ($61,401), offset by an increase in cost of sales ($115,665).

OTHER (INCOME) EXPENSES.

Other (Income) Expenses increased by $272,443 for the quarter ended July 31, 2004 from the corresponding quarter in 2003 primarily as a result of a decrease in the amortization of unearned financing costs ($45,952), offset by an increase in interest expense ($299,465), and an increase in amortization of deferred financing costs ($18,930). The nine months ended July 31, 2003 included a non-recurring gain in litigation settlement of $1,474,000. Excluding this settlement, other expenses for the comparable nine month period ended July 31, 2004 increased by ($239,251). The increase is primarily as result of an increase in interest expense ($359,748) and an increase in amortization of deferred financing costs ($41,802), offset by a decrease in amortization of unearned financing costs ($161,394).

NET INCOME (LOSS)

The Company generated net loss for the nine months ended July 31, 2003 of $2,277,195 as a result of the litigation settlement of $1,474,000 discussed above. Excluding this litigation settlement, the Company lost $3,751,195 for the nine month period ended July 31, 2003, compared to a loss of $3,379,998 for the same nine month period ended July 31, 2004. The Company generated net loss for the quarter ended July 31, 2004 of $965,290 compared to a loss for the quarter ended July 31, 2003 of $1,022,387.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was approximately $1,330,000 for the nine months ended July 31, 2004 and $2,150,00 for the nine months ended July 31, 2003. Cash balances totaled $4,894 as of July 31, 2004 and $320,000 as of October 31, 2003.

Since November 1, 1999, operations have been financed principally through sales of Common Stock, the exercise of warrants and options to purchase common stock, and the issuance of convertible notes payable and notes payable. Net proceeds from financing activities amounted to approximately $1,110,000 for the nine months ended July 31, 2004, primarily due to proceeds from convertible debentures amounting to $1,350,000. The Company also repaid $550,000 of debt during the first nine months of fiscal 2004 and incurred approximately $14,000 in offering costs related to stock issuances. Net proceeds from financing activities amounted to $2,545,000 for the nine months ended July 31, 2003. The Company also incurred $112,500 of capitalized financing costs related to the $1,000,000 convertible debentures.

Stock was issued in the payment of selling, general and administrative expenses amounting to approximately $1,241,000 for the nine months ended July 31, 2004 and approximately $1,660,000 for the nine months ended July 31, 2003.

Research and development expenses totaled $ 10,000 for the nine months ended July 31, 2004 and $71,401 for the nine months ended July 31, 2003.

In December 2003, the Company completed a private placement to certain private and institutional investors of $1 million in principal amount of its three year 7% Convertible Debentures (the "Debentures") and signed commitments to place an additional $1 million of such Debentures (the "Additional Debentures") upon the effectiveness of the Company's registration statement (the "Registration Statement") covering the Common Stock underlying these debentures. The Registration Statement was originally filed on February 11, 2004. In connection with the issuance of the Debentures, the Company issued five-year warrants (the "Warrants") to purchase up to 6,666,667 shares of the Company's Common Stock. In April and May 2004, certain holders of the Debentures waived the Registration Statement effectiveness condition and purchased an aggregate of $350,000 in principal amount of Additional Debentures. In connection with these post filing Additional Debenture purchases, the Company issued warrants for 2,333,334 shares of the Company's Common Stock. In each case, the Warrants are at a per share exercise price of $0.25, subject to cashless exercise provisions; provided that the exercise period may be reduced under certain conditions (primarily relating to the effectiveness of the Registration Statement and the closing bid price of the Common Stock exceeding $1.00 for each of 20 consecutive trading days). The registration statement was declared effective in August 2004 solely with respect to the shares of Common Stock underlying the $1 million in principal amount of Debentures issued as of December 2003 and the related Warrants. As such registration statement also covering the Common Stock underlying the Additional Debentures and the Warrants issuable in connection therewith was not declared effective by the specified date of June 28, 2004, the Company will not be issuing Additional Debentures for the remaining $650,000 under this transaction.

In July 2004, we entered into a revolving line of credit agreement with Wells Fargo Bank, National Association which allows us to borrow up to $100,000 on a revolving basis. Interest on any amount we borrow under the line of credit accrues at a floating rate equal to the prime rate set by the bank plus a margin of .500% and is payable monthly beginning in September 2004. The line of credit terminates on August 10, 2005, at which time any outstanding principal and any accrued and unpaid interest is due and payable. Our obligations under the line of credit are secured by funds deposited with the bank by one of our officers and directors. We have agreed to indemnify that officer and director for any losses or expenses he may incur as a result of providing security for our line of credit.

Notwithstanding the availability of the revolving line of credit, the Company needs to raise a minimum of $325,000 on an immediate basis in order to maintain its operations as presently conducted through fiscal 2004. The Company has no commitments for any such financing, and there can be no assurance that the financing will be available to us on commercially acceptable terms or at all. The inability to obtain such financing will have a material adverse effect on our business, its operations and future business prospects. It is also anticipated that any successful financing will have a significant dilutive effect on existing stockholders.

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

The Company has been able to continue based upon its receipt of funds from the issuance of equity securities and borrowings, including the additional Debentures purchased following the filing of the registration statement in February 2004, and by acquiring assets or paying expenses by issuing stock. In May 2004, the Company raised net proceeds of approximately $218,220 upon the purchase by holders of the Debentures of an aggregate of $250,000 in principal amount of Debentures. In July 2004, the Company entered into a revolving line of credit agreement with Wells Fargo Bank, National Association which allows it to borrow up to $100,000 on a revolving basis until August 10, 2005. The Company's continued existence is dependent upon its continued ability to raise funds through the issuance of its securities or borrowings, and its ability to acquire assets or satisfy liabilities by the issuance of stock. Management's plans in this regard are to obtain other debt and equity financing until profitable operation and positive cash flow are achieved and maintained. There can be no guarantee that financing will be available on commercially acceptable terms, or at all.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING . During the quarter ended July 31, 2004, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We have been served with the following three summonses and complaints, each filed on July 26, 2004 in the Superior Court of California (San Diego County):
Gerald Handler, Trustee of the Gerald and Judith Handler Trust v. New Visual Corporation, Top Secret Surf Productions, LLC and Does 1 through 100; Gerald Handler, Trustee of the Handler Children Trust v. New Visual Corporation, Top Secret Surf Productions, LLC and Does 1 through 100; and Wayne Lill Jr., Trustee of the Wayne Lill Trust dated 12-22-99 v. New Visual Corporation, Top Secret Surf Productions, LLC and Does 1 through 100. Each complaint relates to a convertible promissory note issued by us in December 2001 and payable, according to its terms, out of film distributions that we receive. Each complaint alleges, among other things: that we have failed to pay the amount due and owing under the convertible promissory note issued to the plaintiff despite demands for payment; that our management has acted to forestall payments to our creditors, including the plaintiff; and that we fraudulently induced the plaintiff to enter into the convertible promissory note. The plaintiffs are seeking: money damages in the aggregate amount of $375,000, plus interest; an accounting; an order compelling the conveyance of monies to the plaintiffs and punitive damages.

We have been served with the following additional summons and complaint, filed on July 30, 2004 in the Superior Court of California (San Diego County): Gerald Handler, Trustee of the Gerald and Judith Handler Trust and Trustee of the Handler Children Trust, and Wayne Lill Jr., Trustee of the Wayne Lill Trust dated 12-22-99 v. New Visual Corporation, New Visual Entertainment, Inc., Top Secret Productions, LLC and Does 1 through 20. The complaint makes substantially the same allegations as set forth in the complaints described above and seeks: money damages in the aggregate of amount of $375,000, plus interest; an order avoiding alleged fraudulent transfers; an injunction against disposition of allegedly fraudulently transferred monies; the appointment of a receiver; a writ of attachment and imposition of a constructive trust.

The three complaints filed on July 26th were dismissed without prejudice on August 11, 2004.

According to their terms, each of the convertible promissory notes underlying these claims becomes due and payable upon our receipt of a specified amount of distributions from our Film and is payable out of those distributions that we have actually received. The convertible promissory notes underlying these claims were converted by the plaintiffs into shares of our common stock in March 2002.

On July 30, 2004, we filed an answer to the complaints.

We believe we have meritorious defenses to these claims and, if necessary, intend to vigorously defend this matter, although the ultimate outcome cannot be determined at this time. Our current limited financial resources may have a material adverse effect on our ability to adequately defend ourselves against these claims, prosecute any counterclaims that may be available to us or satisfy any judgment in the event that any of these claims is determined adversely to us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         During the three months ended July 31, 2004, the Company issued unregistered securities as follows:

         (i) In May 2004, the Company issued to two of the Debenture Holders $250,000 in principal amount of our three-year 7% Convertible Debentures, following such holders' waiver of the registration statement effectiveness condition.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

31. Rule 13a-14(a) / 15d-14(a) Certification

32. Section 1350 Certification

(b) Reports on Form 8-K:

  8-K filed on May 13, 2004 announcing that certain investors have waived the registration statement effectiveness requirement

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEW VISUAL CORPORATION
                                             (Registrant)

DATED:   SEPTEMBER 14, 2004        BY: /S/ BRAD KETCH
                               --------------------------------------------
                               BRAD KETCH
                               PRESIDENT AND CHIEF EXECUTIVE OFFICER
                               (CHIEF EXECUTIVE AND PRINCIPAL FINANCIAL AND
                               ACCOUNTING OFFICER)