Form 10KSB
period 2004-10-31
NEW VISUAL CORP
filed 2005-01-31
CIK 1026595

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____ to _____

                          COMMISSION FILE NUMBER: 21785

                             NEW VISUAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


                    UTAH                                 95-4545704
        (State or Other Jurisdiction                 (I.R.S. Employer
              of Incorporation)                    Identification Number)

                           5920 FRIARS ROAD, SUITE 104
                           SAN DIEGO, CALIFORNIA 92108
                                 (619) 692-0333
               (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.001 Par Value
          Series A Junior Participating Preferred Stock Purchase Rights
          -------------------------------------------------------------

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

         Issuer's revenues for the fiscal year ended October 31, 2004: $287,570

         The aggregate market value of voting stock held by non-affiliates of the registrant as of January 25, 2005 was $11,573,410 (based on the last reported sale price of $0.14 per share on January 25, 2005).

         The number of shares of the registrant's common stock outstanding as of January 25, 2005 was 90,713,623.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                             NEW VISUAL CORPORATION
                         2004 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                               2

ITEM 2.  DESCRIPTION OF PROPERTY                                              20

ITEM 3.  LEGAL PROCEEDINGS                                                    20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  21

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS             22

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION                                             23

ITEM 7.  FINANCIAL STATEMENTS                                                 30

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                             30

ITEM 8A. CONTROLS AND PROCEDURES                                              30

ITEM 8B. OTHER INFORMATION                                                    31

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                    32

ITEM 10. EXECUTIVE COMPENSATION                                               34

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS                                      38

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       40

ITEM 13. EXHIBITS                                                             40

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES                                 43

                           FORWARD LOOKING STATEMENTS

         THE FOLLOWING DISCUSSION AND EXPOSITIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-KSB. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

         ITEM 1. DESCRIPTION OF BUSINESS.

         New Visual Corporation is developing advanced transmission technology to enable data to be transmitted across copper telephone wire at speeds and over distances that exceeds those offered by leading DSL technology providers. We intend to market this novel technology to leading equipment makers in the telecommunications industry. Our technology is designed to substantially increase the capacity of existing copper telephone networks, allowing telephone companies to provide enhanced video, data and voice services over the existing copper telecommunications infrastructure. The proprietary equipment, components and related technologies and semiconductor hardware and software products that we are designing, developing and testing will be referred to throughout this report as the "Semiconductor Technologies."

         Through our wholly-owned subsidiary, NV Technology, we intend to design, develop, manufacture and license semiconductor hardware and software products based upon our Semiconductor Technologies. We believe that system-level products that use this set of technologies will have a significant advantage over existing system-level products that use existing broadband technologies, such as DSL, by providing faster transmission speed capability and by increasing the transmission distance capability. We are currently in the process of completing the development of a commercial beta version of the chipset containing our Semiconductor Technologies for use and evaluation by prospective customers.

         Through our wholly owned subsidiary, NV Entertainment, we recognized in the year ended October 31, 2004, gross profit from the revenues from the hit feature-length documentary, STEP INTO LIQUID (the "Film"). According to its distributor, the Film has grossed $3.7 million in box office receipts since its domestic theatrical release in August 2003. Since April 2004 it has been, and now remains, in wide DVD release domestically, grossing approximately $14 million in sales and rentals. The Film is currently in theatrical distribution internationally.

OUR TELECOMMUNICATIONS BUSINESS

THE BROADBAND BOTTLENECK

         In recent years, demand has increased significantly for high-speed access to multimedia information and entertainment content. Telephone companies satisfy this demand by offering a mix of voice, video and data services to homes and small businesses. Both consumers and businesses are increasingly seeking high-speed broadband access in order to take advantage of the dramatic growth of the Internet and increased use of the World Wide Web for communicating and accessing information, e-commerce, and bandwidth-intensive applications such as video-conferencing, gaming, data-mining, image processing, distance learning, streaming audio/video, multimedia broadcasting and telecommuting and networking between branch offices. Rapid growth in the number of Internet users and the amount of bandwidth that each user requires has created bottlenecks on existing communications networks, especially over the "last mile" of the legacy communications infrastructure. The "last mile" generally refers to the connection between the edge of the high-capacity telephone network and the device or premises of the end user. Generally speaking, the "last mile challenge" refers to the bottleneck that occurs where the high-speed capability of the fiber optic network meets the low-speed capacity of the local copper-based network.

         As the volume of traffic has increased, consumers have become increasingly frustrated with the performance of telephone dial-up connections that are typically limited to data rates of 28.8 kilobits per second ("kbps") to 56 kbps. At the same time, network providers and content developers are offering more and more data-intensive applications, driving demand for bandwidth. Businesses also are seeking faster access to broadband content as the convergence of voice, video and data, and increasing volumes of electronic traffic, have placed new demands on existing technologies and infrastructures.

         In response to the challenge to provide high-speed access for both consumers and businesses, telephone companies and other telecommunications service providers have been upgrading their networks so as to significantly increase data transmission speeds beyond the 56 kbps capacity. Nonetheless, given the nature of the copper based networks, the increased data transmission speeds do not approach those needed to address the burgeoning demand. Our Semiconductor Technologies are designed to increase data transmission speeds on the existing telephone network system to satisfy this demand.

BROADBAND OPPORTUNITIES OVER METALLIC MEDIA

         We believe the value of the existing telephone wire network is directly related to the amount of bandwidth at its disposal. We also believe there are substantial business opportunities for companies that can develop technologies that increase the bandwidth of this network, enabling telephone network operators to increase their offering of services and reduce the cost of network upgrades. Worldwide, this network contains over 950 million copper lines, and currently delivers to end users most of the world's telephone traffic and much of its broadband access. Virtually every home and business in the United States is served with an existing copper wire connection.

         But the existing copper wire connections were not engineered by telephone companies to support high speed data. Originally buried in the ground or strung on aerial cables to only carry voice calls, these wires are ill-suited to carrying high speed data. This lack of suitability has been the largest driving force behind the telephone companies' recent capital investments in new fiber optic and wireless "last mile" networks. We believe that the existing worldwide copper wire base offers significant advantages over these alternative networks as a medium for providing broadband access, and that when telephone companies adopt our technologies they will enjoy these benefits:

         LOW COST DEPLOYMENT. First, these solutions enable the service provider to leverage a huge existing infrastructure, avoiding the high costs associated with replacing the local loop with fiber, laying new cable or upgrading existing cable connections, or deploying relatively new wireless or satellite communications technologies. Because our technologies use the existing local loop, they can be less expensive to deploy than other high-speed data transmission technologies.

         LIMITED SERVICE DEGRADATION AND IMPROVED SECURITY OVER ALTERNATIVE TECHNOLOGIES. In contrast to cable delivery systems, our technology is a point-to-point technology that connects the end user to the service provider's central office or to an intermediate hub over copper telephone wire. Our technology therefore does not encounter service degradation as other subscribers are added to the system, and also allows a higher level of security. Alternative technologies, such as cable, are shared systems and may suffer degradation and increased security risk as the number of end users on the system increases.

         RAPID DEPLOYMENT. Because virtually every home and business in the United States, and many throughout the world, have installed copper telephone wire connections, copper wire-based broadband solutions can be rapidly deployed to a large number of potential end users.

NV TECHNOLOGY'S SOLUTION

         We are developing an advanced transmission technology to enable data to be transmitted across copper telephone wire at faster speeds and over greater distances than is presently offered by leading digital subscriber line (DSL) technology providers. Our technology, using the name Embarq(TM), offers significant improvements over existing broadband technologies by optimizing the bandwidth used and taking advantage of dynamic changes in the available signal to noise ratio ("SNR"). Bandwidth is maximized by dynamically operating as close as possible to the available bandwidth, specifically by taking advantage of dynamic improvements in the SNR. Telephone wiring has a static, known function of attenuation versus frequency, while there are dynamic characteristics that present both significant and exploitable dynamic changes during transmission. The NV Technology solution takes advantage of these exploitable characteristics, resulting in dramatically improved achievable throughput.

The Technology Underlying Our Proposed Solution
-----------------------------------------------

         In April 2002, we entered into a development and license agreement with Adaptive Networks, Inc. ("Adaptive") to acquire a worldwide, perpetual license to Adaptive's Powerstream (TM) technology, intellectual property, and patent portfolio for use in products relating to all applications in the field of the copper telephone wire telecommunications network. Adaptive is engaged in the research, development and sales of silicon embedded networking technology of use in wiring environments. Powerstream(TM) technology refers to technologies that enable data transmission across wiring infrastructures inside buildings. Under the agreement with Adaptive, we have rights to 11 patents pertaining to methodologies for modifying data in order to transmit it more efficiently on metallic media. The licensed technology provides the core technology for our Semiconductor Technologies.

         In addition to the licensed technology, NV Technology and Adaptive have also jointly developed technology and intellectual property that enhances the licensed technology. Under the Agreement with Adaptive, we co-own two patents pertaining to these enhancements. Together, the licensed and co-developed technologies and intellectual property form our Semiconductor Technologies.

         In consideration of services provided to date and licenses granted, we remitted to Adaptive an aggregate payment of $5,571,000. This amount represents all payments for development that we are required to make to Adaptive. For both the licensed and the co-owned technologies and intellectual property, Adaptive is entitled to a percentage of any net sales of products sold by us and any license revenue we receive, less the first five million dollars that would otherwise be payable to them under this royalty arrangement. If we fail to pay any such amounts to Adaptive, our rights to the licensed technology would survive any such termination.

         Additional development and testing, to be performed principally by HelloSoft, Inc. of San Jose, California, is necessary to complete development of a beta version of the Semiconductor Technologies that we can present to potential customers and industry partners.

Status of our Solution
----------------------

         In December 2002, we completed the demonstration of the Semiconductor Technologies with a leading telephone company and a select target customer. In the demonstration, equipment enhanced by our Semiconductor Technologies achieved data speeds of 100 megabits per second. We believe that these results demonstrate the viability of delivering data intensive applications over existing telephone copper wiring infrastructure enhanced by our Semiconductor Technologies with limited significant service degradation and improved security and at a substantial savings from broadband solutions currently commercially available. No assurance can be provided that the results achieved in this demonstration can be reproduced or surpassed in the beta or commercial versions of our chipset or that, even if such results are reproduced or surpassed, that telephone equipment providers will include our chipset in their product offerings or ultimately deploy any product containing our chipset. See "RISKS ASSOCIATED WITH OUR BUSINESS"

         At the present time, we are working to complete a commercially deployable version of the chipset containing the Semiconductor Technologies. This process involves several steps. Initially, we will need to complete a beta version of the chipset of the Semiconductor Technologies for evaluation by potential customers and industry partners. We plan to present this beta version to a select base of potential customers and equipment providers for use in limited deployments. Once this stage is completed, we intend to complete a version that can be commercially deployed. We believe that the process of commercialization will entail extensive field testing and pilot deployments with selected telecommunications equipment providers to arrive at a commercially deployable version.

         We estimate that it will cost approximately $1.5 million to complete a beta version of the chipset. Subject to raising the needed capital, we estimate that we will complete a beta version by the end of fiscal 2005. Thereafter, we estimate that we will need an additional $1 million and six to eight months to complete a commercially deployable version that can be presented to potential customers and industry partners. Thereafter, we estimate that we will need an additional $1 million to commence sales and marketing activities. We presently do not have the capital resources to undertake any of these steps and do not have any commitments for any funds. No assurance can be provided that we will be able to raise the needed funds (or any) on financially acceptable terms or at all. Additionally, the complexity of the Semiconductor Technologies could result in unforeseen delays or expenses in the commercialization process. Even if the Company is able to raise additional necessary funds, there can be no assurance that the Company will be able to successfully commercialize the Semiconductor Technologies. We also presently have no agreements for any of the pilot deployment or extensive field testing that we anticipate will precede the completion of a commercially deployable version of the Semiconductor Technologies. See "RISKS ASSOCIATED WITH OUR BUSINESS."

COMPETITION

         The market for high-speed telecommunications products is highly competitive, and we expect that it will become increasingly competitive in the future. Our competitors, including Conexant, Alcatel, PMC-Sierra, Texas Instruments, Motorola, Metalink, Broadcom, Infineon Technologies and others, have developed and are currently marketing technologies that also address the existing technical impediments of using existing copper networks as broadband options or are otherwise substantially similar to our Semiconductor Technologies. Our competitors include some of the largest, most successful domestic and international telecommunications companies and other companies with well-established reputations in the broadband telecommunications industry. Our competitors possess substantially greater name recognition, financial, sales and marketing, manufacturing, technical, personnel, and other resources than we have. These competitors may also have pre-existing relationships with our potential customers. These competitors may compete effectively with us because in addition to the above-listed factors, they more quickly introduce new technologies, more rapidly or effectively address customer requirements or devote greater resources to the promotion and sale of their products than we do. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so. In all of our target markets, we also may face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers who choose to develop wire based solutions that are functionally similar to our Semiconductor Technologies.

         We believe we will be able to compete with these companies because our Semiconductor Technologies are designed to increase the data transfer rates of broadband transmission over copper telephone wire at rates not yet achieved by competing wire based technologies.

         Although we believe we will be able to compete based on the special features of our Semiconductor Technologies, products containing these technologies will incorporate new concepts and may not be successful even if they are superior to those of our competitors. In addition to facing competition from providers of DSL-based products, the Semiconductor Technologies will compete with products using other broadband technologies, such as cable modems, wireless, satellite, and fiber optic telecommunications technology. Commercial acceptance of any one of these competing solutions could decrease demand for our Semiconductor Technologies.

         We also face competition from new technologies that are currently under development that may result in new competitors entering the market with products that may make ours obsolete. We cannot entirely predict the competitive impact of these new technologies and competitors.

PROPRIETARY RIGHTS

         We currently rely on a combination of trade secret, patent, copyright and trademark law, as well as non-disclosure agreements and invention-assignment agreements, to protect the technologies used in the Semiconductor Technologies and other proprietary information. However, such methods may not afford complete protection and there can be no assurance that other competitors will not independently develop such processes, concepts, ideas and documentation. We have filed a provisional patent application in the United States ("U.S.") with respect to the different applications on how data is transmitted and received on metallic transmission media. In addition, certain of the technologies included in the Semiconductor Technologies were invented or are owned by Adaptive. New Visual Corporation is the licensee of the technologies under patents held by Adaptive, through licenses that generally remain in effect for the life of the applicable patent. Adaptive generally maintains, at its expense, U.S. and foreign patent rights with respect to both the licensed technology and its own technology and files and/or prosecutes the relevant patent applications in the U.S. and foreign countries. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop our competitive position. Our policy is to protect our technology by, among other things, filing, or requiring the applicable licensor to file, patent applications for technology that we consider important to the development of our business. We intend to file additional patent applications, when appropriate, relating to our technology, improvements to its technology, and to specific products we develop.

         Our policy is to require our employees, consultants, other advisors, as well as software design collaborators, to execute confidentiality agreements upon the commencement of employment, consulting or advisory relationships. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual's relationship with us is to be kept confidential and not to be disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements provide that all inventions conceived by the individual in the course of their employment or consulting relationship shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for trade secrets in the event of unauthorized use or disclosure of such information.

MANUFACTURING AND SUPPLIERS

         We intend to contract with third party manufacturers to produce products utilizing our Semiconductor Technologies and will rely on third party suppliers to obtain the raw materials essential to our products' production. Manufacturing of products utilizing the Semiconductor Technologies will be a complex process and we cannot assure you that we will not experience production problems or delays. Any interruption in operations could materially and adversely affect our business and operating results.

         There may be a limited number of suppliers of some of the components necessary for the manufacture of products utilizing the Semiconductor Technologies. The reliance on a limited number of suppliers, particularly if such suppliers are foreign, poses several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery of components. We cannot assure you that we will be able to obtain adequate supplies of raw materials. Certain key components of the Semiconductor Technologies may involve long lead times, and in the event of an unanticipated increase in the demand for our products, we could be unable to manufacture certain products in a quantity sufficient to satisfy potential demand. If we cannot obtain adequate deliveries of key components, we may be unable to ship products on a timely basis. Delays in shipment could damage our relationships with customers and could harm our business and operating results.

GOVERNMENT REGULATION

         The Semiconductor Technologies is subject to extensive regulation by each country and in the US by federal and state agencies, including the Federal Communications Commission (the "FCC"), and various state public utility and service commissions. There are some regulations pertaining to the use of the available bandwidth spectrum at present that have been interpreted by our target customers as discouraging to the technical innovations that we are bringing to market, though we do not believe this to be the case. Further, regulations affecting the availability of broadband access services generally, the terms under which telecommunications service providers conduct their business, and the competitive environment among service providers, for example, could have a negative impact on our business.

OUR FILM

         In April 2000, we entered into a joint venture production agreement to produce a feature length surfing documentary for theatrical distribution marketed under the name STEP INTO LIQUID. We are a fifty-percent owner of Top Secret Productions, LLC, and producer of the Film. Artisan Pictures, which has now been acquired by Lions Gate Entertainment ("LGE") is distributing the Film in the United States and Canada. The co-production agreement includes a substantial print and advertising promotional commitment for the theatrical release, distribution fees, performance-driven minimum guarantees for the theatrical and video/DVD releases, a modest cash advance and a 10-year license. Under the terms of our joint venture, we agreed to finance the production of the Film for up to $2,250,000. We will receive all net profits generated by the Film until we recover 100% of our initial investment. After we recoup our investment in the venture, 50% of the net profits generated by the Film will be paid to us.

         The Film opened its theatrical run in Hawaii, New York and Los Angeles on August 8, 2003 and played in more than 100 theaters across the United States during its 5-month domestic theatrical run. According to the Film's distributor, the gross per theater average for the opening weekend was more than $27,000, which ranked the Film among the best performing independent films of 2003 in terms of opening weekend gross per theater average (as reported on boxofficemojo.com). According to the Film's distributor, the estimated cumulative total box office revenues for the Film's domestic theatrical run, generated by widening the release to more theaters, amounted to approximately $3,681,000.

         The Film opened its DVD distribution domestically in April 2004. According to LGE, in excess of 200,000 units, net of returns, have been sold. Based on the suggested retail price and also on the rental revenues (as reported on boxofficemojo.com), the DVD has grossed over $14 million. The film was shown on Showtime cable channel as a pay-per-view offering. The combined domestic theatrical, pay-per-view and DVD gross revenues are in excess of $17 million.

         Additional international guarantee fees received as of October 31, 2004 amounted to approximately $165,000.

         We recorded revenues of $287,570 in respect of the Film in the fiscal year ended October 31, 2004. As of October 31, 2004, our remaining investment in the Film is approximately $2,056,000. Based on updated information furnished in January 2005 by the Film's distributor, we believe that the current projections of future cash flows will be less than the value of our remaining investment as the actual expenses incurred by the Film's distributor are higher than originally estimated and the average retail price of the DVD is lower than originally estimated. We believe we will be able to recover $1,021,772 of the $2,056,000. We accordingly reduced the stated value of the asset on the Company's Balance Sheet.

         Our belief as to the recoverability in the future of our remaining investment in the Film is based on information primarily provided by the Film's distributors. This includes estimates of the Film's future DVD sales, and also estimates from the various distributors in each country that the Film is in release. Foreign theatrical distribution began in Australia and New Zealand in January 2004, and began in spring 2004 in Japan, the UK, Brazil, Norway and Sweden. Theatrical distribution is planned for spring 2005 in Germany. DVD distribution started in Japan in fall 2004 and continues. Further theatrical and DVD release contracts are currently being pursued in other countries. While management believes that the assumptions underlying its beliefs are reasonable, no assurance can be given that in fact these beliefs will prove correct. See "RISKS ASSOCIATED WITH OUR BUSINESS".

RESEARCH & DEVELOPMENT

         The Company out-sources all of its development activities with respect to our Semiconductor Technologies to independent third party developers. During fiscal years 2004 and 2003 we expended $92,500 and $117,901, respectively, on research and development with respect to the work on the beta version of our Semiconductor Technologies.

OUR EMPLOYEES

         We currently have three full-time employees. We may, from time to time, supplement our regular work force as necessary with temporary and contract personnel. None of our employees are represented by a labor union.

         We anticipate that we will need to retain additional employees and other personnel in order to achieve the commercialization of our Semiconductor Technologies. The retention of additional employees is subject to our raising additional capital.

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

AVAILABLE INFORMATION

         Our Internet website is located at http://www.newvisual.com. The reference to our Internet website does not constitute incorporation by reference of the information contained on or hyperlinked from our Internet website and should not be considered part of this document.

         The public may read and copy any materials we file with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov.

           FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS
                            AND FINANCIAL CONDITION

         We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our Common Stock could decline and you could lose all or part of your investment.

                       RISKS ASSOCIATED WITH OUR BUSINESS

         WE HAVE A HISTORY OF OPERATING LOSSES AND WE EXPECT THESE LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

         Since inception, we have incurred significant operating losses. We incurred operating losses of $5,506,287 and $3,316,500 for the years ended October 31, 2004 and 2003, respectively. As of October 31, 2004, we had an accumulated deficit of $55,191,174. We expect to continue to incur net losses for the foreseeable future as we continue to further develop and further the commercialization of Semiconductor Technologies. We have been funding our operations through the sale of our securities and expect to continue doing so for the foreseeable future. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk Factors" section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect to expend substantial financial resources on research and development, engineering, manufacturing, marketing, sales and administration as we continue to develop and begin to deploy our Semiconductor Technologies. These expenditures will necessarily precede the realization of substantial revenues from the commercialization of the Semiconductor Technologies and sales of products, if any, which may result in future operating losses

         OUR NEED FOR ADDITIONAL FINANCING IS ACUTE AND FAILURE TO OBTAIN ADEQUATE FINANCING COULD LEAD TO THE FINANCIAL FAILURE OF OUR COMPANY IN THE FUTURE.

         We need to raise approximately $820,000 on an immediate basis in order to comply with the terms of certain outstanding agreements, keep current essential suppliers and vendors, and to maintain our operations as presently conducted through April 30, 2005. If we are unable to raise this amount, we will not be able to maintain operations as presently conducted and may cease operating as a going concern.

         In December 2004, we entered into a loan agreement pursuant to which we borrowed an additional $300,000 (we received net proceeds of $267,000 from this loan following the payment of due diligence fees and transaction related fees and expenses). We will also need to raise an additional $3 million to $4 million in order to complete the design and testing, and begin the commercialization of our Semiconductor Technologies and realize our business plan. Under the terms of the Convertible Debenture financing, except for certain prospective pre-approved transactions, we granted to the holders of the Convertible Debentures a right of first refusal to participate in the purchase of equity securities we propose to sell to third parties. The existence of these rights may impair our ability to obtain equity financing from third parties on terms satisfactory to us or at all because investors may be reluctant to devote the time and expense necessary to negotiate the terms of a transaction which we may not be able to fully consummate with them if holders of the Convertible Debentures elect to exercise its rights.

         In addition, unforeseen contingencies and developments may arise that will require us to raise additional capital. We may have difficulty obtaining additional funds as and if needed, and we may have to accept terms that would adversely affect our stockholders. We also may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on commercially reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing. We also may not be able to accelerate the development and deployment of our Semiconductor Technologies, respond to competitive pressures, develop or take advantage of unanticipated acquisition opportunities.

         Our independent registered public accountants have included a "going concern" paragraph in their audit report on our 2004 financial statements. They believe that there are conditions that raise substantial doubt about the Company's ability to continue as a going concern. The going concern paragraph may make it more difficult for us to raise funds than if we did not have a "going concern" paragraph. The financial statements do not include any adjustment that might result from the outcome of such uncertainty.

         OUR OPERATING RESULTS MAY VARY SIGNIFICANTLY DUE TO THE CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY AND ANY SUCH VARIATIONS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

         We operate in the semiconductor industry, which is cyclical and subject to rapid technological change. Recently, the semiconductor industry has begun to emerge from a significant downturn characterized by diminished product demand, accelerated erosion of prices and excess production capacity. The current downturn and future downturns in the semiconductor industry may be severe and prolonged. Future downturns in the semiconductor industry, or any failure of this industry to fully recover from its recent downturn, could delay or hinder the commercialization of our Semiconductor Technologies and seriously impact our revenues and harm our business, financial condition and results of operations. This industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products utilizing the Semiconductor Technologies in future periods. Accordingly, our quarterly results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause our stock price to decline.

         WE HAVE A LIMITED OPERATING HISTORY IN THE TELECOMMUNICATIONS INDUSTRY AND, CONSEQUENTLY, THERE IS LIMITED HISTORICAL FINANCIAL DATA UPON WHICH AN EVALUATION OF OUR BUSINESS PROSPECTS COULD BE MADE.

         We have only been engaged in the semiconductor business since February 2000. We have not yet commercialized the Semiconductor Technologies and therefore have not generated any revenues from our semiconductor business. As a result, we have no historical financial data that can be used in evaluating our business prospects and in projecting future operating results. For example, we cannot forecast operating expenses based on our historical results, and we are instead required to forecast expenses based in part on future revenue projections. In addition, our ability to accurately forecast our revenue going forward is limited.

         You must consider our prospects in light of the risks, expenses and difficulties we might encounter because we are at an early stage of development in a new and rapidly evolving market. Many of these risks are described under the sub-headings below. We may not successfully address any or all of these risks and our business strategy may not be successful.

         OUR SUCCESS IS CONTINGENT UPON THE INCORPORATION OF THE SEMICONDUCTOR TECHNOLOGIES INTO SUCCESSFUL PRODUCTS OFFERED BY LEADING EQUIPMENT MANUFACTURERS AND THE NON-INCORPORATION OF OUR SEMICONDUCTOR TECHNOLOGIES INTO SUCH PRODUCTS COULD ADVERSELY AFFECT OUR BUSINESS PROSPECTS.

         Our Semiconductor Technologies will not be sold directly to the end-user; rather, they will be components of other products. As a result, we must rely upon equipment manufacturers to design the Semiconductor Technologies into their equipment. We must further rely on this equipment to be successful. If equipment that incorporates the Semiconductor Technologies is not accepted in the marketplace, we may not achieve adequate sales volume, which would have a negative effect on our results of operations. Accordingly, we must correctly anticipate the price, performance and functionality requirements of these data equipment manufacturers. We must also successfully develop products containing the Semiconductor Technologies that meet these requirements and make such products available on a timely basis and in sufficient quantities. Further, if there is consolidation in the data equipment manufacturing industry, or if a small number of data equipment manufacturers otherwise dominate the market for data equipment, then our success will depend upon our ability to establish and maintain relationships with these market leaders. If we do not anticipate trends in the market for products enabling the digital transmission of data, voice and video to homes and business enterprises over existing copper wire telephone lines and meet the requirements of equipment manufacturers, or if we do not successfully establish and maintain relationships with leading data equipment manufacturers, then our business, financial condition and results of operations will be seriously harmed.

         BECAUSE WE WILL DEPEND ON THIRD PARTIES TO MANUFACTURE, ASSEMBLE AND TEST THE SEMICONDUCTOR TECHNOLOGIES, WE MAY EXPERIENCE DELAYS IN RECEIVING SEMICONDUCTOR DEVICES.

         We do not own or operate a semiconductor fabrication facility. Rather, semiconductor devices that will contain our Semiconductor Technologies will be manufactured at independent foundries. We intend to rely solely on third-party foundries and other specialist suppliers for all of our manufacturing, assembly and testing requirements. However, these parties may not be obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order that has been accepted by one of them. As a result, we will not directly control semiconductor delivery schedules, which could lead to product shortages, poor quality and increases in the costs of our products. In addition, we may experience delays in receiving semiconductor devices from foundries due to foundry scheduling and process problems. We cannot be sure that we will be able to obtain semiconductors within the time frames and in the volumes required by us at an affordable cost or at all. Any disruption in the availability of semiconductors or any problems associated with the delivery, quality or cost of the fabrication assembly and testing of the Semiconductor Technologies or related products could significantly hinder our ability to deliver future products to our customers.

         WE MAY INCUR SUBSTANTIAL EXPENSES COMPLETING THE DEVELOPMENT OF COMMERCIALLY DEPLOYABLE VERSION OF THE SEMICONDUCTOR TECHNOLOGIES BEFORE WE EARN ASSOCIATED NET REVENUES AND MAY NOT ULTIMATELY SELL A LARGE VOLUME OF OUR PRODUCTS.

         We are currently working on completing a beta version of the Semiconductor Technologies and we anticipate that we will incur substantial development expenditures prior to generating associated net revenues from a commercially deployable version (if any). Subject to raising needed capital, we estimate that we will complete within nine months of such raise a beta version of the chipset for evaluation by our potential customers and prospective industry partners. We anticipate receiving limited orders for products containing the Semiconductor Technologies during the period that potential customers test and evaluate products utilizing the Semiconductor Technologies. This test and evaluation period typically lasts from three to six months or longer, and volume production of the equipment manufacturer's product that incorporates Semiconductor Technologies typically would not begin until this test and evaluation period has been completed. As a result, a significant period of time may lapse between product development and sales efforts and the realization of revenues from volume ordering by customers of products containing the Semiconductor Technologies. In addition, achieving a design win with a customer does not necessarily mean that this customer will order large volumes of products containing the Semiconductor Technologies. A design win is not a binding commitment by a customer to purchase products. Rather, it is a decision by a customer to use our Semiconductor Technologies in the design process of that customer's products. A customer can choose at any time to discontinue using our Semiconductor Technologies in that customer's designs or product development efforts. Even if the Semiconductor Technologies are chosen to be incorporated into a customer's products, we may still not realize significant net revenues from that customer if that customer's products are not commercially successful.

         WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS OR MAY BE SUED BY THIRD PARTIES FOR INFRINGEMENT OF THEIR PROPRIETARY RIGHTS.

         We outsource to independent third parties all significant design, development and testing activities relating to our Semiconductor Technologies. Our success depends significantly on our ability to obtain and maintain patent, trademark and copyright protection for our intellectual property, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. If we are not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products and services, which could harm our business.

         We rely on patent protection, as well as a combination of copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions, to protect our proprietary rights, but these legal means afford only limited protection. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our Semiconductor Technologies or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries may not protect our proprietary rights as fully as do the laws of the United States. If we litigated to enforce our rights, it would be expensive, divert management resources and may not be adequate to protect our intellectual property rights.

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

         A successful claim of infringement against us, and our failure to license the same or similar technology, could adversely affect our business, asset value or stock value. Infringement claims, with or without merit, would be expensive to litigate or settle, and would divert management resources.

         OUR MARKET IS HIGHLY COMPETITIVE AND THE SEMICONDUCTOR TECHNOLOGIES MAY NOT BE ABLE TO COMPETE EFFECTIVELY WITH OTHER PRODUCTS OR TECHNOLOGIES.

         The market for high-speed telecommunications products is highly competitive, and we expect that it will become increasingly competitive in the future. Our competitors, including Conexant, Alcatel, PMC-Sierra, Texas Instruments, Motorola, Metalink, Broadcom, Infineon Technologies and others, have developed and are currently marketing technologies that also address the existing technical impediments of using existing copper networks as broadband options or are otherwise substantially similar to our Semiconductor Technologies. Our competitors include some of the largest, most successful domestic and international telecommunications companies and other companies with well- established reputations in the broadband telecommunications industry. Certain of our competitors, operating their own fabrication facilities, have longer operating histories and possess substantially greater name recognition, financial, sales and marketing, manufacturing, technical, personnel, and other resources than we have. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. In all of our target markets, we also may face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers who choose to develop wire based solutions that are functionally similar to the Semiconductor Technologies. Although we believe we will be able to compete based on the special features of the Semiconductor Technologies, our proposed products will incorporate new concepts and may not be successful even if they are superior to those of our competitors.

         In addition to facing competition from the above-mentioned suppliers, the Semiconductor Technologies will compete with products using other broadband access technologies, such as cable modems, wireless, satellite and fiber optic telecommunications technology. Commercial acceptance of any one of these competing solutions, or new technologies, could decrease demand for our proposed products. We cannot assure you that we will be able to compete successfully or that competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

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

         BECAUSE OUR SUCCESS IS DEPENDENT UPON THE BROAD DEPLOYMENT OF DATA SERVICES BY TELECOMMUNICATIONS SERVICE PROVIDERS, WE MAY NOT BE ABLE TO GENERATE SUBSTANTIAL REVENUES IF SUCH DEPLOYMENT DOES NOT OCCUR.

         Our Semiconductor Technologies will be incorporated in equipment that is targeted at end-users of data services offered by wire-line telecommunications carriers. Consequently, the success of the Semiconductor Technologies depends upon the decision by telecommunications service providers to broadly deploy data technologies and the timing of such deployment. If service providers do not offer data services on a timely basis, or if there are technical difficulties with the deployment of these services, sales of the Semiconductor Technologies would be adversely affected, which would have a negative effect on our results of operations. Factors that may impact data deployment include:

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

         THE COMPLEXITY OF THE SEMICONDUCTOR TECHNOLOGIES COULD RESULT IN UNFORESEEN DELAYS OR EXPENSE AND IN UNDETECTED DEFECTS, WHICH COULD ADVERSELY AFFECT THE MARKET ACCEPTANCE OF NEW PRODUCTS AND DAMAGE OUR REPUTATION WITH PROSPECTIVE CUSTOMERS.

         Highly complex products such as the semiconductors that we expect to offer frequently contain defects and bugs when they are first introduced or as new versions are released. If the Semiconductor Technologies contain defects, or have reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our semiconductors, which could materially and adversely affect our ability to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales to our potential customers. In order to alleviate these problems, we may have to invest significant capital and other resources. Although our suppliers, our potential customers and ourselves, will test the Semiconductor Technologies and related products it is possible that these tests will fail to uncover defects. If any of these problems are not found until after we have commenced commercial production of products, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. In addition, these problems may divert our technical and other resources from other development efforts. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product, and we could lose credibility with our prospective customers.

         GOVERNMENTAL REGULATION CONCERNING THE TECHNICAL SPECIFICATIONS OF SEMICONDUCTOR TECHNOLOGIES THAT ARE DEPLOYED IN THE TELEPHONE NETWORKS COULD ADVERSELY AFFECT THE MARKET ACCEPTANCE OF OUR SEMICONDUCTORS.

         The jurisdiction of the Federal Communication Commission ("FCC") extends to the entire communications industry, including potential customers for our semiconductors. Future FCC regulations affecting the broadband access industry may adversely affect our business. For example, FCC regulatory policies affecting the availability of data and Internet services may impede the penetration of our semiconductors into certain markets or affect the prices that may be charged in such markets. In addition, international regulatory bodies are beginning to adopt standards and regulations for the broadband access industry. These domestic and foreign standards, laws and regulations address various aspects of Internet, telephony and broadband use, including issues relating to liability for information retrieved from or transmitted over the Internet, online context regulation, user privacy, taxation, consumer protection, security of data, access by law enforcement, tariffs, as well as intellectual property ownership, obscenity and libel. Changes in laws, standards and/or regulations, or judgments in favor of plaintiffs in lawsuits against service providers, e-commerce and other Internet companies, could adversely affect the development of e-commerce and other uses of the Internet. This, in turn, could directly or indirectly materially adversely impact the broadband telecommunications and data industry in which our customers operate. To the extent our customers are adversely affected by laws or regulations regarding their business, products or service offerings, this could result in a material and adverse effect on our business, financial condition and results of operations.

         In addition, highly complex products such as the semiconductors that we expect to offer are subject to rules, limitations and requirements as set forth by international standards bodies such as the ISO, and as adopted by the governments of each of the countries that we intend to market in. There are some FCC regulations in the United States pertaining to the use of the available bandwidth spectrum that at present have been interpreted by some of our target customers as discouraging to the technical innovations that we are bringing to market. Further, regulations affecting the availability of broadband access services generally, the terms under which telecommunications service providers conduct their business, and the competitive environment among service providers, for example, could have a negative impact on our business.

         WE HAVE NO AGREEMENT RELATING TO REVENUE GENERATING ACTIVITIES NO ASSURANCE CAN BE PROVIDED THAT WE WILL SUCCESSFULLY CONCLUDE ANY SUCH AGREEMENT.

         We presently have no agreement or understanding with any third party as to commercial exploitation of the Semiconductor Technologies, and no assurance can be provided that we will be successful in concluding any significant-revenue generating agreement on terms commercially acceptable to us.

         WE DEPEND ON ATTRACTING AND RETAINING KEY PERSONNEL AND THE FAILURE TO ATTRACT OR RETAIN NEEDED PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

         We are highly dependent on the principal members of our management and technology staff. The loss of their services might significantly delay or prevent the achievement of development or strategic objectives. Our success depends on our ability to retain certain key employees and to attract additional qualified employees. We cannot assure you that we will be able to retain existing personnel or attract and retain highly qualified employees in the future.

         NEW CORPORATE GOVERNANCE REQUIREMENTS ARE LIKELY TO INCREASE OUR COSTS AND MAKE IT MORE DIFFICULT TO ATTRACT QUALIFIED DIRECTORS.

         We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as rules adopted by the Securities and Exchange Commission. We expect that these laws, rules and regulations will increase our legal and financial compliance costs and make some activities more difficult, time-consuming and costly. We also expect that these new requirements may make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur significantly higher costs to obtain coverage. These new requirements may also make it more difficult for us to attract and retain qualified individuals to serve as members of our board of directors or committees of the board.

         OUR FILM IN DISTRIBUTION MAY NOT PRODUCE THE FINANCIAL RESULTS WE ANTICIPATE.

         Our Film has completed its domestic theatrical run. We recognized revenues of $667,550 as measured from its release through the end of fiscal 2004 as a result of the consolidation of the joint venture that produced the Film (of which we are 50% owners). The expected future Film revenues will, we believe, be comprised of licensing and foreign distribution guarantee fees, television rights and DVD sales. Based on updated information provided to us by the Film's distributor, we wrote down the carrying value assigned to the Film at October 31, 2004. Nonetheless, the Film may not produce the adjusted financial results we anticipate and therefore may have an adverse impact on our financial position. Some of the risks include:


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

         FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK.

         As of January 25, 2005, we had 90,713,623 shares of our Common Stock issued and outstanding. As of that date, an additional 38,509,190 shares of Common Stock were reserved for issuance upon the exercise of outstanding options, warrants and other rights and upon conversion of outstanding shares of preferred stock and promissory notes. The exercise prices of those options, warrants and other rights and the conversion prices of those shares of preferred stock and promissory notes range from $0.06 to $10.00 per share. Those options, warrants, other rights, shares of preferred stock and promissory notes also contain provisions which require the issuance of increased numbers of shares of Common Stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event or the exercise or conversion of any of the options, warrants, other rights or shares of preferred stock described above would dilute the interest in the Company represented by each share of Common Stock and may adversely affect the prevailing market price of our Common Stock.

         Additionally, we have registered for sale up to 15,800,001 shares of our Common Stock, which will be issuable upon the conversion of the Convertible Debentures, in payment of interest on the Convertible Debentures, upon exercise of the Warrants issued in connection with the Convertible Debentures or as additional shares issuable to the holders of the Convertible Debentures or the Warrants as liquidated damages through the projected effective date of this registration statement as contemplated by our agreements with these holders. Under certain conditions, we can require a mandatory conversion of the outstanding Convertible Debentures. We have also registered 2,366,667 shares held by certain other selling stockholders and shares issuable upon exercise of certain other warrants. The Warrants contain provisions which permit the holders to exercise the Warrants without paying the exercise price in cash. The shares of Common Stock issuable upon conversion of the Convertible Debentures and exercise of the Warrants will be saleable without restriction immediately upon issuance pursuant to the plan of distribution in this Prospectus. The conversion or exercise of any Convertible Debenture or Warrant would dilute the interest in the Company represented by each share of Common Stock and may adversely affect the prevailing market price of our Common Stock.

         Finally, in addition to the shares described above, there are an additional 370,777,187 shares of Common Stock authorized and available for issuance by the Company. The Company may need to raise additional capital through the sale of shares of Common Stock or other securities exercisable for or convertible into Common Stock. The occurrence of any such sale would dilute the interest in the Company represented by each share of Common Stock and may adversely affect the prevailing market price of our Common Stock.

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

         In addition, the equity markets have experienced volatility that has particularly affected the market prices of equity securities issued by high technology companies and that often has been unrelated or disproportionate to the operating results of those companies. These broad market fluctuations may adversely affect the market price of our Common Stock.

         WE MAY HAVE VIOLATED SECTION 5 OF THE SECURITIES ACT OF 1933, AS AMENDED, IN CONNECTION WITH SALES OF OUR SECURITIES AND COULD SUFFER SUBSTANTIAL LOSSES IF PURCHASERS OF OUR SECURITIES DEMAND TO RESCIND PREVIOUS SALES.

         We have raised substantial amounts of capital in private placements of our securities from time to time, including the sale of the convertible debentures that were issued in December 2003 as well as convertible debentures that were issued in April and in May 2004 upon the waiver by certain investors of the Registration Statement effectiveness condition, together with, in each case, the corresponding Warrants. The securities offered in such private placements were not registered with the SEC or any state agency in reliance upon exemptions from such registration requirements. Such exemptions are highly technical in nature and if we inadvertently failed to comply with the requirements of any of such exemptive provisions, investors would have the right to rescind their purchase of our securities or sue for damages. If one or more of these investors were to successfully seek such rescission or institute any such suit, we could face severe financial demands that could materially and adversely affect our financial position. Investors who purchased Convertible Debentures in April and May 2004, in the aggregate principal amount of $350,000 may have the right to rescind their purchases because of our failure to comply with certain requirements of an exemption from applicable registration requirements in connection with these sales. If the purchasers of the Convertible Debenture issued in April and May 2004 demand that we rescind these sales, we may be required to remit to these purchasers an aggregate amount of $350,000, not including these purchasers' cost of collection, interest and other related charges that these purchasers may then demand. Unless we raise additional capital, we will be unable to satisfy a rescission demand by these purchasers. We have no commitments for any additional capital and no assurance can be given that we will be successful in raising any additional capital on commercially acceptable terms or on any terms.

         WE MAY INCUR SUBSTANTIAL LEGAL EXPENSES IN DEFENSE AGAINST CERTAIN CLAIMS AND COULD SUFFER SUBSTANTIAL LOSSES IF OUR DEFENSE AGAINST THOSE CLAIMS IS NOT SUCCESSFUL.

         In July 2004, four complaints were filed against us in California state court alleging, among other things, that we have failed to pay an aggregate amount of $375,000 due and payable under certain convertible promissory notes that we issued in December 2001. The plaintiffs are seeking monetary damages in the aggregate amount of $375,000 (exclusive of interest and expenses) and other relief. See Item 3 in this Annual Report on Form 10-KSB.

         We anticipate that our current
limited financial resources will have a material adverse effect on our ability to defend ourselves against these claims and/or assert any counterclaims available to us. Our inability to adequately defend these claims and/or assert any counterclaims available to us will have a material adverse effect on our business and prospects.

         Moreover, even if we have the resources necessary to adequately defend ourselves against these claims, they may ultimately be determined adversely to us and we would then be required to remit to the plaintiffs an aggregate amount of $375,000 (exclusive of interest and expenses). Unless we receive revenues or raise additional capital in sufficient amounts, we will be unable to satisfy any judgment in favor of the plaintiffs. We cannot currently estimate the amount of any revenues we may receive. We have no commitments for any additional capital and no assurance can be given that we will be successful in raising any additional capital on commercially acceptable terms or on any terms.

         WE DO NOT ANTICIPATE PAYING ANY DIVIDENDS ON OUR COMMON STOCK.

         We have not paid any dividends on our Common Stock since our inception and do not anticipate paying any dividends on our Common Stock in the foreseeable future. Instead, we intend to retain any future earnings for use in the operation and expansion of our business.

         ADDITIONAL BURDENS IMPOSED UPON BROKER-DEALERS BY THE APPLICATION OF THE "PENNY STOCK" RULES TO OUR COMMON STOCK MAY LIMIT THE MARKET FOR OUR COMMON STOCK

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

         The penny stock regulations require that broker-dealers, who recommend penny stocks to persons other than institutional accredited investors, make a special suitability determination for the purchaser, receive the purchaser's written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents that identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules.

         The additional burdens imposed upon broker-dealers by these penny stock requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of our Common Stock and our shareholders' ability to sell our Common Stock in the secondary market.

ITEM 2.  DESCRIPTION OF PROPERTY

         We do not own any real property. Our corporate headquarters are located at 5920 Friars Road, Suite 104, San Diego, California. The premises are occupied under a five-year lease that commenced on February 1, 2000. The current monthly rental under the lease is $5,065. Our board of directors has decided to move our corporate headquarters to Portland, Oregon. We anticipate that the relocation to Portland will be completed in the course of fiscal year 2005, subject to our raising additional capital. In anticipation of moving our corporate headquarters to Portland, Oregon, we have leased 1,000 square feet of space on a month-to-month basis in Portland.

ITEM 3.  LEGAL PROCEEDINGS

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

         We have been served with the following additional summons and complaint, filed on July 30, 2004 in the Superior Court of California (San Diego County): Gerald Handler, Trustee of the Gerald and Judith Handler Trust and Trustee of the Handler Children Trust, and Wayne Lill Jr., Trustee of the Wayne Lill Trust dated 12-22-99 v. New Visual Corporation, New Visual Entertainment, Inc., Top Secret Productions, LLC and Does 1 through 20. The complaint makes substantially the same allegations as set forth in the complaints described above and seeks money damages in the aggregate of amount of $375,000, plus interest; an order avoiding alleged fraudulent transfers; an injunction against disposition of allegedly fraudulently transferred monies; the appointment of a receiver; a writ of attachment and imposition of a constructive trust.

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

         We filed an answer to the complaints filed on July 30, 2004, denying all allegations. Additionally, we were successful in our opposition to the plaintiff's attempt to seek attachment.

         We believe we have meritorious defenses to these claims and, if necessary, intend to vigorously defend this matter, although the ultimate outcome cannot be determined at this time. The litigation is in its preliminary stages and no substantive discovery has been conducted in the case. Our current limited financial resources will have a material adverse effect on our ability to adequately defend ourselves against these claims, prosecute any counterclaims that may be available to us or satisfy any judgment in the event that any of these claims is determined adversely to us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the three months ended October 31, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock is traded on the OTC Electronic Bulletin Board of the National Association of Securities Dealers, Inc., Automated Quotation System under the symbol "NVEI". Although trading in our Common Stock has occurred on a relatively consistent basis, the volume of shares traded has been sporadic. There can be no assurance that an established trading market will develop, that the current market will be maintained or that a liquid market for our Common Stock will be available in the future. Investors should not rely on historical stock price performance as an indication of future price performance.

         The following table shows the quarterly high and low bid prices for our Common Stock over the last two fiscal years, as reported on the OTC Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions. The closing price of our Common Stock on January 25, 2005 was $0.14 per share.

                                                      HIGH       LOW
                                                      ----       ---
         NOVEMBER 2003 THROUGH OCTOBER 2004
             First Quarter                           $  .34    $  .16
             Second Quarter                             .36       .17
             Third Quarter                              .22       .09
             Fourth Quarter                             .18       .07

         NOVEMBER 2002 THROUGH OCTOBER 2003
             First Quarter                           $  .75    $  .36
             Second Quarter                             .45       .27
             Third Quarter                              .42       .30
             Fourth Quarter                             .41       .23

SHAREHOLDERS

         As of January 25, 2005, there were approximately 1,051 holders of record of our Common Stock. We believe that a significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the number of beneficial owners of our stock.

DIVIDENDS

         We have not declared or paid dividends on our Common Stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors.

UNREGISTERED SECURITIES ISSUED DURING THE QUARTER ENDED OCTOBER 31, 2004

         During the three months ended October 31, 2004, we issued unregistered securities as follows:

         (A) In August 2004, we issued

         (
         (i) 375,000 shares of Common Stock for cash proceeds of $30,000;
         (ii) 38,880 shares of Common Stock for compensation to our former CFO and Tatum CFO partners valued at $7,776.

         (B) In September 2004, we issued

         (
         (i) 575,000 shares of Common Stock for cash proceeds of $46,000;


         (C) In October 2004, we issued

         (i) 30,000 shares of common stock valued at $4,500 in connection with the extension of the due date of certain convertible promissory notes;
         (ii) 1,600,000 shares of Common Stock for cash proceeds of $128,000;
         (iii) 880,952 shares of Common Stock for research and development services valued at $92,500;

         (iv) 53,047 shares of Common Stock to a vendor for services valued at $7,957;
         (v) 131,250 shares of Common Stock for cash proceeds of $10,500

         All of the securities issued in the transactions described above were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering, the issuance and sale to financially sophisticated individuals who are fully aware of the Company's activities, as well as its business and financial condition, and who acquired said securities for investment purposes and understood the ramifications of same.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND EXPOSITIONS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS, AS WELL AS OTHER FINANCIAL INFORMATION INCLUDED IN THIS ANNUAL REPORT. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO RISKS ASSOCIATED WITH OUR BUSINESS SECTION OF THIS ANNUAL REPORT.

OVERVIEW

         The Semiconductor Technologies are in the development and testing stage. Our objective over the next twelve months is to complete the development and testing of a beta version of our Semiconductor Technologies. Through our subsidiary, NV Entertainment, we recognized in fiscal year 2004 gross profit from the revenues from the Film.

         FILM. The Film has completed its domestic theater run grossing approximately $3.7 million in box office revenues, according to the Film's distributor. We recognized revenues of approximately $287,570 during the year ended October 31, 2004. The Film is currently being distributed to foreign markets. The DVD was released domestically in April 2004 and the cable TV release occurred in October 2004. The broadcast television release is presently scheduled for summer 2005. The Film's foreign theatrical run began in Australia and New Zealand in January 2004 and will continue throughout 2005 in Japan, Brazil, Norway and Sweden.. All references henceforth to our business relating to the Film will sometimes be referred to in this Annual Report as our "Entertainment Business."

         SEMICONDUCTOR TECHNOLOGIES. We continue to work on a beta version of our Semiconductor Technologies. Currently, we estimate that we will need to raise an additional $3 million to $4 million in order to complete the design and development of the Semiconductor Technologies, complete a commercially deployable version of the semiconductor chip and commence marketing the chip. We have no commitments for these amounts and no assurance can be given that we will be successful in raising these or other amounts on commercially acceptable terms or on any terms. See "RISKS ASSOCIATED WITH OUR BUSINESS."

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

REVENUE RECOGNITION

         We recognize revenue from the distribution of our Film and related products when earned and reasonably estimable in accordance with Statement of Position 00-2 -- "Accounting by Producers or Distributors of Films" (SOP 00-2). The following are the conditions that must be met in order to recognize revenue in accordance with SOP 00-2:

         (i) persuasive evidence of a sale or licensing arrangement with a customer exists;

         (ii) the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

         (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale;

         (iv) the arrangement fee is fixed or determinable; and

         (v) collection of the arrangement fee is reasonably assured.

         Under a rights agreement with our distributor for our Film, we share with the distributor in the profits of the film after the distributor recovers its marketing, distribution and other predefined costs and fees. The agreement provides for the payment of minimum guaranteed license fees, usually payable on delivery of the completed film, that are subject to further increase based on the actual distribution results in the respective territory.

         In accordance with the provisions of SOP 00-2, a film is classified as a library title after three years from the film's initial release. The term library title is used solely for the purpose of classification and for identifying previously released films in accordance with the provisions of SOP 00-2. Revenue recognition for such titles is in accordance with our revenue recognition policy for film revenue.

FILM PRODUCTION COSTS

         SOP 00-2 requires that film costs be capitalized and reported as a separate asset on the balance sheet. Film costs include all direct negative costs incurred in the production of a film, as well as allocations of production overhead and capitalized interest. Direct negative costs include cost of scenario, story, compensation of cast, directors, producers, writers, extras and staff, cost of set construction, wardrobe, accessories, sound synchronization, rental of facilities on location and post production costs. SOP 00-2 also requires that film costs be amortized and participation costs accrued, using the individual-film-forecast- computation method, which amortizes or accrues such costs in the same ratio that the current period actual revenue (numerator) bears to the estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year (denominator). We make certain estimates and judgments of future gross revenue to be received for each film based on information received by its distributor, historical results and management's knowledge of the industry. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions. A change to the estimate of gross revenues for an individual film may result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period.

         In addition, SOP 00-2 also requires that if an event or change in circumstances indicates that an entity should assess whether the fair value of a film is less than its unamortized film costs, then an entity should determine the fair value of the film and write-off to the statement of operations the amount by which the unamortized film costs exceeds the film's fair value.

         We commenced amortization of capitalized film costs and accrue expenses of participation costs when a film is released and it begins to recognize revenue from the film. Based on updated information that we received in January 2005 relating to the fourth quarter of fiscal 2004 from the Film's distributor as to the Film's actual distribution and related expenses and DVD unit retail prices, we determined that the fair value of the Film was less than the unamortized film costs and, accordingly, we wrote-down the carrying value assigned to Film In Distribution in the fourth quarter to $1,021,722. This resulted in an impairment of $977,799 that is included in consolidated statement of operations for the year ended October 31, 2004.

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

         The Company periodically performs reviews of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, the capitalized costs of each software product is then valued at the lower of its remaining unamortized costs or net realizable value. No assurance can be given that such technology will receive market acceptance. Accordingly we may determine in the near future that the carrying amount of the technology license will need to be reduced materially.

         The Company has no amortization expense for the year ended October 31, 2004 for its capitalized software development costs as the technology was not available for commercialization.

STOCK-BASED COMPENSATION

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Shared-Based Payment." SFAS 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB 25, which was permitted under SFAS No. 123, as originally issued.

The revised statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

SFAS No. 123(R) is effective for small business issuers financial statements for the first interim or annual reporting period that begins after December 15, 2005.

We have used stock in the past to raise capital and as a means of compensation to employees. We believe we will need to continue using stock for these same purposes.

RESEARCH AND DEVELOPMENT

         Research and development expenses relate to the design and development of a beta version of the Semiconductor Technologies. We outsource to independent third parties all design and development activities relating to completing the beta version of the Semiconductor Technologies. Payments made to independent software developers under development agreements are capitalized to software development costs once technological feasibility is established or if the development costs have an alternative future use. Prior to establishing technological feasibility, software development costs are expensed to research and development costs and to cost of revenues subsequent to confirmation of technological feasibility. Internal development costs are capitalized to software development costs once technological feasibility is established. Technological feasibility is evaluated on a product-by-product basis.

         Research and development expenses generally consist of salaries, related expenses for engineering personnel and third-party development costs incurred in completing the commercial beta version.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED OCTOBER 31, 2004 (the "2004 period") AND THE YEAR ENDED OCTOBER 31, 2003 (the "2003 period")

REVENUES. Revenues for the 2004 period of $287,570 were attributable to our Entertainment Business of which $94,788 were in the form of guaranteed and license payments and the remainder was foreign distribution fees. No revenues were recorded in connection with our Semiconductor Technologies for the 2004 and 2003 periods. Revenues for fiscal 2003 were $379,980, of which $295,000 were in the form of guarantees and license payments and the remainder was foreign distribution fees.

COST OF SALES. Cost of sales for 2004 and 2003 of $142,691 and $192,889, respectively represent the amortization of film cost for our Film in distribution.

OPERATING EXPENSES. Operating expenses included research and development expenses in connection with the Semiconductor business, compensatory element of stock issuances, selling, general and administrative expenses, the costs of settlement of litigation, and the impairment of film in distribution. Total operating expenses increased 4.0% to $4,746,677 for the 2004 Period from $4,563,502 for the 2003 period or a $183,175 increase. Selling, general and administrative expenses decreased 2.2% or $45,962 primarily as a result of a reduction in staffing, including the elimination of executive level positions, lower professional fees and lower travel and entertainment expenses. In the 2003 period, we also settled certain outstanding litigation, resulting in reduced legal fees. Compensatory element of stock issuances decreased 29.6% from $2,062,081 in fiscal 2003 to $1,452,382 in fiscal 2004 as we better managed the use of stock for compensation purposes. In April 2002, we entered into a development and license agreement with Adaptive Networks, Inc. ("Adaptive"), under which we outsource to Adaptive all of the principal research and development activities with respect to the Semiconductor Technologies. ($1,559,000 and $4,192,000 remitted to Adaptive under the development and license agreement in fiscal 2003 was capitalized and not included in research and development expenses.) In March of 2004, we and HelloSoft, Inc. (the "Strategic Partner") entered into an agreement (the "Original Agreement") which was amended effective as of October 11, 2004 (the "Amendment"), pursuant to which the Strategic Partner will provide development services relating to our Semiconductor Technologies. In consideration for the services being rendered under the Amendment, the Company has agreed to pay to the Strategic Partner $185,000, half of which will be paid in shares of the Company's common stock, (the "Common Stock"), at 25% discount from the per share closing price of the Company's Common Stock on the day of the commencement of services. The other half will be remitted in cash, periodically, upon completion by the Strategic Partner and acceptance by the Company of specified milestones. The Strategic Partner has assigned to the Company the rights to any improvements, developments, discoveries or other inventions that may be generated by the Strategic Partner in its performance of the services to be provided under the Amendment. As a result of this agreement, in fiscal 2004, we incurred $92,500 of research and development costs. This represented a decrease of $25,401 from $117,901 in fiscal 2003. Additionally, in fiscal 2003 the Company wrote-off projects totaling $57,000 as it was determined that the Company would not pursue several projects that it deemed not essential. In October 2004, we performed a review to determine if the fair value of the Film was less than its unamortized film costs. As a result of this review, the Company wrote-down its Film In Distribution to $1,021,722. This resulted in a charge of $977,799 which is included in consolidated statement of operations for the year ended October 31, 2004.

OTHER EXPENSES. Other expenses included interest expense, amortization of deferred financing costs and a non-cash gain on the settlement of a law suit. Interest expense increased $613,005 primarily as a result of issuing $1,350,000 of convertible debentures. Amortization of unearned financing costs decreased to $85,161 from $336,391 as a result of less financing costs incurred by the Company. In the 2003 period, we recorded a non-cash gain of $1,474,000 on the settlement of a law suit with two former officers and stockholders. The gain was the result of the former officers returning 2,200,000 shares of common stock.

NET LOSS. During the 2004 period the net loss increased $2,189,787 or 40% from 3,316,500 to $5,506,287 as the result of gross profit generated on the film ($50,000), higher operating expenses ($183,175), higher interest costs ($613,005), lower amortization of un earned financing costs ($251,230), higher amortization of deferred financing costs ($78,427) and the non-cash gain recorded as a result of the law suit settlement in the 2003 period ($1,474,000).

LIQUIDITY AND CAPITAL RESOURCES

         Cash balances totaled $127,811 as of October 31, 2004 compared to $319,786 at October 31, 2003. In December 2004, we received net proceeds of $267,000 from a loan, the details of which are discussed below.

          Net Cash used in operating activities was $1,658,163 for the year ended October 31, 2004, compared to $2,283,297 for the same period in 2003. Net Cash used in operating activities was primarily the result of (i) the net loss of $5,506,287, offset by consulting fees and other compensatory elements of stock issuance of $1,452,382, amortization of unearned financing costs of $85,161, (ii) amortization of deferred financing costs of $78,427,
(iii) write-down of the Film in the amount of $977,799 (iv) amortization of the Film in the amount of $142,691, (v) amortization of debt discount on notes of $592,407, (vi) depreciation expense of $17,428, and (vii) decrease in accounts payable and accrued liabilities of $478,050. Net Cash used in operating activities in 2003 was primarily the result of the net loss of $3,316,500 partially increased by the gain on litigation settlement of $1,474,000 and increase in accounts payable and accrued liabilities of $172,462 offset by consulting fees and other compensatory elements of stock issuance of $2,062,081, amortization of unearned financing costs of $336,391, projects written-off of $56,864 amortization of film asset of $192,889 and depreciation expense of $23,232.

         Net cash used in investing activities in fiscal 2004 was $95,000 compared to $852,134 in fiscal 2003. Net cash used in investing activities was primarily the result of acquisition of license of $95,000. For 2003, cash used in investing activities was primarily the result of projects under development of $213,134 and acquisition of license of $639,000.

         Net cash provided by financing activities was $1,561,188 in fiscal 2004 compared to $3,143,640 in fiscal 2003. Net cash provided by financing activities in fiscal 2004 was the result of proceeds from issuance of Common Stock in the amount of $594,000, proceeds from convertible debentures of $1,350,000, proceeds from notes payable of $262,000 and proceeds from convertible notes of $100,000, offset by capitalized financing costs of $154,812, repayments of convertible debentures of $300,000 and repayments of convertible notes payable of $290,000. Net cash provided by financing activities in fiscal 2003 was the result of proceeds from issuance of common stock $2,936,693 proceeds from convertible debentures of $300,000, proceeds from exercise of options and warrants of $60,000, proceeds from convertible notes of $287,000, offset offering costs related to stock issuances of $172,957, repayments of notes payable of $231,096 and repayments of convertible notes payable of $36,000.

         Since November 1999, we have funded our operations primarily through the issuance of our securities. Our recent financings are discussed below.

         In December 2003, we completed a private placement to certain private and institutional investors of $1 million in principal amount of its three year 7% Convertible Debentures (the "Debentures") and signed commitments to place an additional $1 million of such Debentures (the "Additional Debentures") upon the effectiveness of our registration statement (the "Registration Statement") covering the Common Stock underlying these debentures. The Registration Statement was originally filed on February 11, 2004. In connection with the issuance of the Debentures, we issued five-year warrants (the "Warrants") to purchase up to 6,666,667 shares of our Common Stock. In April and May 2004, certain holders of the Debentures waived the Registration Statement effectiveness condition and purchased an aggregate of $350,000 in principal amount of Additional Debentures. In connection with these post filing Additional

Debenture purchases, we issued warrants for 2,333,334 shares of our Common Stock. In each case, the Warrants are at a per share exercise price of $0.25, subject to cashless exercise provisions; provided that the exercise period may be reduced under certain conditions (primarily relating to the effectiveness of the Registration Statement and the closing bid price of the Common Stock exceeding $1.00 for each of 20 consecutive trading days). The registration statement was declared effective in August 2004 solely with respect to the shares of Common Stock underlying the $1 million in principal amount of Debentures issued as of December 2003 and the related Warrants.

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

         In September 2004, we entered into a loan agreement with Melton Management Ltd. ("Melton"), pursuant to which we borrowed $250,000 from Melton. The principal amount of the loan and any accrued and unpaid interest is due and payable on March 24, 2005. We may prepay the loan in whole or in part at any time without penalty. Interest on the principal amount of the loan outstanding accrues at the annual rate of 15% and is payable on the earlier of December 24, 2004 or the maturity of the loan, or upon prepayment of the principal. We received net proceeds of $220,000 from this loan following the payment of transaction related fees and expenses.

         In December 2004, we entered into a loan agreement with Double U Master Fund LP. ("Double U"), pursuant to which we borrowed $300,000 from Double U. The principal amount of the loan and any accrued and unpaid interest is due and payable on June 24, 2005. We may prepay the loan in whole or in part at any time without penalty. Interest on the principal amount of the loan outstanding accrues at the annual rate of 15% and is payable on the earlier of March 24, 2005 or the maturity of the loan, or upon prepayment of the principal. We received net proceeds of $267,000 from this loan following the payment of due diligence fees and transaction related fees and expenses. Part of the proceeds of this loan were used to pay down and retire the line of credit from Melton.

         Notwithstanding the proceeds of the loans described above, we need to raise a minimum of $820,000 on an immediate basis in order to maintain our operations as presently conducted through April 30, 2005. If we are unable to raise this amount, we will not be able to maintain operations as presently conducted and may cease operating as a going concern. Unless the Entertainment Business generates revenues, we will need to raise an additional $3 million to $4 million to realize our business plan as contemplated and complete the design and testing of a commercially deployable version of the Semiconductor Technologies and its eventual commercialization.

         We have no commitments for any such financing, and there can be no assurance that additional capital will be available to us on commercially acceptable terms or at all. Management also intends to attempt to raise funds through private sales of Common Stock and borrowings. The inability to obtain such financing will have a material adverse effect on our business, its operations and future business prospects.

         The independent registered public accounting firm's report accompanying our financial statements for the year ended October 31, 2004, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern, which may make it more difficult for us to raise additional capital. Our auditors believe that there are conditions that raise substantial doubt about the our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

         It is also anticipated that any successful financing will have a significant dilutive effect on existing stockholders.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN. 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN 46 and issued Interpretation Number 46(R), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The adoption of FIN 46(R) is not expected to have an impact our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Shared-Based Payment." SFAS 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB 25, which was permitted under SFAS No. 123, as originally issued.

The revised statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

SFAS No. 123(R) is effective for small business issuers financial statements for the first interim or annual reporting period that begins after December 15, 2005, with early adoption encouraged.

We are currently evaluating the impact that this statement will have on its financial condition or results of operations.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by this Item 7 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (and Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

In connection with our audit for the year ended October 31, 2004, our auditors proposed several adjusting journal entries which we recorded in our 2004 financial statements.

These adjustments included corrections to our accrued liabilities, interest expense and compensation costs.

We believe that these adjustments constitute a material weakness in our internal control system related to our closing process.

During the year ended October 31, 2004, we retained the services of an outside financial consultant who assisted us in closing the quarters ended April 2004, July 2004 and the year ended October 31, 2004.

Our auditors did not have any adjustments to our quarterly financial statements.

Due to excessive workload, our outside financial consultant could not devote sufficient time in connection with our year-end closing to properly close our books. Accordingly, our auditors had more than expected adjusting journal entries.

We plan on replacing our financial consultant over the next 3 months with either a full time in-house CPA or using the services of a local CPA firm to close our books.

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer (and Principal Financial and Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer (and Principal Financial and Accounting Officer) concluded that our disclosure controls and procedures were effective except as describe above.

         CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING . During the quarter ended October 31, 2004, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls except as discussed above.

ITEM 8B.  OTHER INFORMATION

         None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of our directors, executive officers and key employees are as follows:

     NAME                  AGE           POSITION
     ----                  ---           --------

     Brad Ketch            42      President, Chief Executive Officer, Principal
                                   Financial Officer and Director

     Ray Willenberg, Jr.   53      Chairman of the Board and Executive Vice
                                   President

     Ivan Berkowitz        57      Vice Chairman of the Board

     Bruce Brown           67      Director

     Thomas J. Cooper      55      Director

The business experience, principal occupations and employment, as well as the periods of service, of each of our directors and executive officers during at least the last five years are set forth below.

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

BRUCE BROWN. Mr. Brown has served as a member of our board of directors since June 2000. Over the past 30 years, Mr. Brown has been an independent director and producer of motion pictures. He was nominated for an Academy Award in 1971 for directing "ON ANY SUNDAY," a motorcycle adventure film starring Steve McQueen. Mr. Brown has earned worldwide distinction as the director and producer of the first of its kind documentary, "ENDLESS SUMMER," which is the second highest grossing documentary film of all time. Its sequel, "ENDLESS SUMMER 2," also directed by Mr. Brown, grossed more than $10 million in its first year of theatrical distribution. Mr. Brown has collaborated with us to produce the Film.

THOMAS J. COOPER. Mr. Cooper has served as a member of our board of directors since March 2002. From June 1 to December 2, 2002, Mr. Cooper served as our President and Chief Executive Officer. Mr. Cooper has been engaged in the development, creation and management of global sales and marketing platforms for businesses operating in the areas of high technology, real estate, office automation, and telecommunications for the past 30 years. Mr. Cooper is currently the Senior Vice President of Sales and Marketing of Artimi, Inc. a fabless semiconductor firm based in Santa Clara, California serving new markets with Ultra Wideband wireless technology and products. From 1994 to 2002, Mr. Cooper served in various high-ranking positions at Conexant(formerly Virata), most recently as Senior Vice President, Corporate Development (from July 1999 to February 2002), where he was responsible for the development and implementation of long range growth strategies, including defining global partnership initiatives; identifying potential acquisition and joint venture candidates; and directing strategic investment of corporate capital into select ventures in which the company acquired minority stakes. From 1994 until 1999, Mr. Cooper served as Virata's Senior Vice President, Worldwide Sales and Marketing, where he oversaw all aspects of the company's product sales and marketing, corporate marketing/communications and public relations. During his tenure, Virata grew its revenues from $8.9 million in 1998, $9.3 million in 1999, and $21.8 million in 2000, to over $120 million in 2001.

BOARD OF DIRECTORS; ELECTION OF OFFICERS

         All directors hold office until the next annual meeting of shareholders and until their successors is duly elected and qualified. Any vacancy occurring in the Board of Directors may be filled by the shareholders, the Board of Directors, or if the Directors remaining in office constitute less than a quorum of the Board of Directors, they may fill the vacancy by the affirmative vote of a majority of the Directors remaining in office. A director elected to fill a vacancy is elected for the unexpired term of his predecessor in office. Any directorship filled by reason of an increase in the number of directors shall expire at the next shareholders' meeting in which directors are elected, unless the vacancy is filled by the shareholders, in which case the term shall expire on the later of (i) the next meeting of the shareholders or (ii) the term designated for the director at the time of creation of the position being filled.

         Our executive officers are elected by and serve at the pleasure of our Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2004, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements, except as described in this paragraph.

AUDIT COMMITTEE FINANCIAL EXPERT

         We have no financial expert. It is difficult for a company with a financial profile such as ours to attract and to afford a director who qualifies as a financial expert. Nevertheless, our board intends to seek and consider retaining over fiscal 2005 an appropriate candidate who qualifies as financial expert.

CODE OF ETHICS

         We adopted a new Code of Ethics applicable to our senior executive officers and senior financial officers, including the principal executive officer, principal financial officer and principal accounting officer. A copy of such Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation for each of the last three fiscal years awarded to, or earned by, our Chief Executive Officer and to all other executive officers serving as such at the end of 2004 whose salary and bonus exceeded $100,000 for the year ended October 31, 2004 or who, as of October 31, 2004, was being paid a salary at a rate of $100,000 per year.

                                   Summary Compensation Table

                                                                     Restricted    Securities
Name and Principal                                   Other Annual      Stock       Underlying
Position(s)                 Year       Salary        Compensation     Award(s)      Options
---------------------       ----     -----------     ------------    ----------    ------------
Brad Ketch                  2004     $  204,620(2)    $     --         86,667(3)
President and               2003        225,833(4)          --           --          1,500,000
Chief Executive             2002         60,000             --           --            455,000
Officer(and Principal
Financial Officer) (1)

Ray Willenberg, Jr.         2004        157,417(6)          --        176,667(7)            --
Chairman of the Board       2003        177,694(8)          --           --                 --
Executive Vice President    2002        258,406(9)          --           --            350,000
and former Chief
Executive Officer(5)

C. Rich Wilson III          2004         45,215             --         76,667               --
Former Vice                 2003        156,083             --           --                 --
President and               2002        166,329(11)      91,875(12)      --            600,000
Secretary (10)

Thomas J. Sweeney           2004         16,674             --           --                 --
Former Chief                2003        129,848             --           --                 --
Financial Officer (13)      2002        133,455(14)         --           --                 --


                                              34

(1) Mr. Ketch was appointed Chief Executive Office on December 2, 2002.

(2) Does not include $45,380 in earned, but deferred payroll unpaid as October 31, 2004.

(3) In December 2003, Mr. Ketch received 40,000 shares of our common stock in lieu of $10,000 of deferred payroll. In March 2004, Mr. Ketch received 333,333 shares of our common stock valued at $76,333 as a performance bonus.

(4) Does not include $43,000 in earned, but deferred payroll unpaid as October 31, 2003.

(5) Mr. Willenberg served as our President and Chief Executive Officer until June 1, 2002, whereupon he resigned from such position and became our Executive Vice President.

(6) Includes $12,375 in bonuses paid Mr. Willenberg per his employment agreement. Does not include $29,958 in earned, but deferred payroll unpaid as of October 31, 2004. The Company owed Mr. Willenberg $353,318 in unpaid bonuses as of October 31, 2004.

(7) In December 2003, Mr. Willenberg received 400,000 shares of common Stock in lieu of $100,000 of unpaid bonuses. In March 2004, Mr. Willenberg received 333,333 shares of our common stock valued at $76,333 as a performance bonus.

(8) Includes $28,106 in bonuses paid Mr. Willenberg per his employment agreement. Does not include $24,019 in earned, but deferred payroll unpaid as of October 31, 2003. The Company owed Mr. Willenberg $463,878 in unpaid bonuses as of October 31, 2003. (In December 2003, Mr. Willenberg received 400,000 shares of common Stock in lieu of $100,000 of unpaid bonuses.)

(9) Includes $14,250 in earned, but deferred payroll unpaid as of October 31, 2002.

(10) Mr. Wilson served as Vice President and Secretary from April 2000 until his resignation on from all positions with the Company on December 31, 2003.

(11) Includes $29,999 in earned, but deferred payroll unpaid as of October 31, 2002.

(12) Represents the issuance to Mr. Wilson in February 2002 of 250,000 shares of common stock valued at $0.37 per share.

(13) Mr. Sweeney served as Chief Financial Officer until his resignation on December 12, 2003.

(14) Includes $13,514 in earned, but deferred payroll unpaid as of October 31, 2002.

In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits has been omitted for the named executive officers because the aggregate amount of these perquisites and other personal benefits was less than the lesser of $50,000 or 10% of annual salary and bonuses for the named executive officers.

                      OPTION GRANTS IN THE LAST FISCAL YEAR

         No stock options were granted to the named executive officers during the year ended October 31, 2004

       AGGREGATE OPTIONS EXERCISED IN 2004 AND 2004 YEAR END OPTION VALUES

The named executive officers did not exercise any stock options during the year ended October 31, 2004. The following table sets forth information as of October 31, 2004 concerning options held by the named executive officers.

                                                    Number of Securities          Value of Unexercised
                                                    Underlying Unexercised        In-The-Money
                                                    Options at Fiscal Year End    Options at Fiscal Year End (1)
                                                    ---------------------------   ---------------------------
                      Shares
                      Acquired on
                      Exercise (#)   Realized ($)   Exercisable   Unexercisable   Exercisable   Unexercisable
                      ------------   ------------   -----------   -------------   -----------   -------------
Brad Ketch                    --              --     1,255,000         700,000     $      --       $      --
Ray Willenberg, Jr.           --              --     1,120,000              --            --              --
C. Rich Wilson III (2)        --              --       745,000              --            --              --

(1) Based upon the difference between the exercise price of such options and the closing price of the Common Stock $0.10 on October 31, 2004, as reported on the Over-The-Counter Market, no options were in-the-money.

(2) Mr. Wilson resigned from our employ on December 31, 2003.

COMPENSATION OF DIRECTORS

         It is our policy to pay each outside director $2,000 for each meeting of our Board of Directors attended and for each committee meeting attended. During the year ended October 31, 2004, the directors waived their board meeting and committee meeting fees until the Company's financial condition improves. In addition, we have granted stock and stock options to the directors to compensate them for their services.

         Our directors are eligible to receive stock option grants under our 2000 Omnibus Securities Plan. We did not grant options to our directors in 2004.

         We reimburse our directors for reasonable expenses incurred in traveling to and from board or committee meetings.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

         BRAD KETCH. On December 2, 2002, we entered into an employment agreement with Brad Ketch pursuant to which Mr. Ketch was retained as our Chief Executive Officer. The agreement entered into with Mr. Ketch in December 2002 replaced the agreements previously entered into with Mr. Ketch (and discussed below) pursuant to which he was retained in various other capacities. Mr. Ketch's current agreement with us began on December 2, 2002 for a three-year term and provided for Mr. Ketch to receive an initial base salary of $250,000, with an annual bonus to be paid at the discretion of the Board of Directors in either cash or stock. In addition, the agreement provides for Mr. Ketch to receive an option to purchase 1,500,000 shares of our Common Stock at a per share exercise price of $0.64. The options vested in 12 quarterly installments of 125,000, beginning March 1, 2003.

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

         Prior to our entering into the agreement with Mr. Ketch retaining him as our Chief Executive Officer, we entered into several agreements with him during fiscal year 2002. In March 2002, we entered into a one-year consulting arrangement with Mr. Ketch, in which we retained Mr. Ketch to provide consulting and advisory services with respect to our technology for transmitting high speed data over extended ranges of copper telephone wire. Pursuant to this consulting agreement, we agreed to pay Mr. Ketch $15,000 per month and granted him an option to purchase 50,000 shares of our common stock at an exercise price of $1.02 per share. The option was exercisable upon grant.

         In July 2002, we entered into an employment agreement and a second stock option agreement with Mr. Ketch whereby he become our Chief Marketing Officer. This employment agreement, which was for a three year term, began on July 1, 2002, and provided for a base salary of $15,000 per month, an annual bonus to be paid at the discretion of the Board of directors in either cash or stock, and a stock option grant of 405,000 shares, of which 105,000 vested on the date of grant. The remaining options vested quarterly, beginning on May 31, 2003, in equal amounts of 37,500 shares. These options have an exercise price of $1.09 per share.

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

         In January 2005, we notified Mr. Willenberg that we do not intend to renew Agreement upon its scheduled expiration on March 22, 2005. We and Mr. Willenberg are currently negotiating the terms of a new employment agreement.

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

ITEM 11. BENEFICIAL OWNERSHIP OF CERTAIN SHAREHOLDERS, DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth information as of January 25, 2005, concerning all persons known by us to own beneficially more than 5% of our Common Stock and concerning shares beneficially owned by each director and named executive officer and by all directors and executive officers as a group. Unless expressly indicated otherwise, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned.

         In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and common stock purchase warrants within 60 days of January 25, 2005. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. The address of each executive officer and director is c/o New Visual Corporation, 5920 Friars Road, Suite 104, San Diego, California 92108. We have calculated the percentages of shares beneficially owned based on 90,713,623 shares of common stock outstanding at January 25, 2005.

                                                                   SHARES BENEFICIALLY OWNED
                                                                --------------------------------
PERSON OR GROUP                                                 Number              Percent (1)
-----------------------------------------------------------     ----------------    -----------
Brad Ketch                                                      1,953,000 (2)          2.12%
Ray Willenberg, Jr.                                             3,301,613 (3)          3.60%
C. Rich Wilson III                                              1,078,333 (4)          1.18%
Bruce Brown                                                       174,000 (5)             *
Ivan Berkowitz                                                  1,331,875 (6)          1.46%

All executive officers and directors as a group (7 persons)     8,046,412 (7)          8.45%

Zaiq Technologies, Inc.                                         9,388,235 (8)          9.38%

* Less than 1%.

(1) Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days.

(2) Comprised of (i) 373,333 shares of Common Stock and (ii) 1,580,000 shares of Common Stock issuable upon exercise of options. Does not include 375,000 shares of Common Stock issuable upon exercise of options which are scheduled to vest over the next 11 months.

(3) Includes options to purchase 1,120,000 shares of Common Stock.

(4) Includes options to purchase 745,000 of Common Stock.

(5) Includes options to purchase 160,000 shares of Common Stock.

(6) Includes options to purchase 785,000 shares of Common Stock.

(7) Includes options to purchase an aggregate 4,565,000 shares of Common Stock.

(8) Reflects Common Stock issuable on conversion of 3,192 shares of Series B Preferred Stock at an assumed conversion price of $ 0.00034 on April 20, 2004. The address of Zaiq Technologies, Inc. is 78 Dragon Court, Woburn, MA 01801.

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

         The following table presents information as of October 31, 2004 with respect to compensation plans under which equity securities were authorized for issuance, including the 2000 Plan, the 2001 Plan, the Consultant Stock Plan and agreements granting options or warrants outside of these plans.

                                              (a)                          (b)                               (c)
                                    ------------------------    -------------------------    ------------------------------
                                                                                                   Number of Securities
                                      Number of Securities                                       Remaining Available for
                                        to be Issued Upon            Weighted-Average          Future Issuance Under Equity
                                           Exercise of               Exercise Price of        Compensation Plans [Excluding
                                      Outstanding Options,         Outstanding Options,          Securities Reflected in
         Plan Category                 Warrants or Rights           Warrants or Rights                 Column (a)]
--------------------------------    ------------------------    -------------------------    ------------------------------
Equity compensation plans
  approved by security holders                    2,178,750     $                   1.25                           321,250

Equity compensation plans not
  approved by security holders                   15,811,249     $                   1.28                                --

                                    ------------------------    -------------------------    ------------------------------
Total                                            17,989,999     $                   1.28                           321,250
                                    ========================    =========================    ==============================

         NON-SHAREHOLDER APPROVED PLANS. The following is a description of outstanding options and warrants granted to employees, directors, advisory directors, consultants and investors outside of the Plans.

         As of October 31, 2004, we have outstanding options and warrants to purchase an aggregate of 15,811,249 shares of our common stock that were granted outside of the Plans. Of this number, options to acquire 1,442,500 shares were granted during fiscal 2000 to eight present or former directors, officers, employees and advisory directors at exercise prices ranging from $4.00 to $4.40. These options expire five years from their grant date. 275,000 of these options vested immediately. 1,027,500 of the options vest in four equal annual installments, with one quarter vesting upon issuance. Of the remaining options, 35,000 vested immediately and the remainder vested in six quarterly installments of 17,500 shares each.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         BRAD KETCH. On December 30, 2003 our Board of Directors authorized the issuance of 333,333 shares of our Common Stock to Mr. Ketch as a bonus valued at $76,666 for the time spent in connection with the December 2003 Securities Purchase Agreement.

         RAY WILLENBERG. On December 30, 2003 our Board of Directors authorized the issuance of 333,333 shares of our Common Stock to Mr. Willenberg as a bonus valued at $76,666 for the time spent in connection with the December 2003 Securities Purchase Agreement. In July 2004, Mr. Willenberg agreed to provide security for our obligations under a $100,000 revolving line of credit agreement and we agreed to indemnify Mr. Willenberg for any losses or expenses he may incur as a result of providing such security.


ITEM 13. EXHIBITS

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

4.1 Specimen Stock Certificate (incorporated by reference to Exhibit 3.1 of the 1999 10-KSB/A.

4.3 Warrant, dated as of October 31, 2003 issued in favor of Melton Management Limited (incorporated by reference to the Registration Statement filed on Form SB-2 on February 11, 2004).

4.4 Form of Three Year New Visual Corporation 7% Convertible Debenture (incorporated by reference to the Registration Statement filed on Form SB-2 on February 11, 2004 of the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003 (the "2003 10-KS").

4.5 Form of Three Year Warrant issued to the Holders of the 7% Convertible Debentures (incorporated by reference to the Registration Statement filed on Form SB-2 on February 11, 2004 of the Company's 2003 10-KS).

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

10.5 Office Building Lease dated May 4, 2001, by and between Valley Park Associates LLC and New Wheel Technology, Inc., a subsidiary of New Visual Entertainment, Inc. (incorporated by reference to Exhibit 10.11 of the 2001 10-K).

10.6 2001 Stock Incentive Plan for New Visual Corporation (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (No. 333-68716), as filed with the Commission on August 30,
         2001). *

10.7 First Amendment to Office Building Lease dated September 12, 2001, by and between Valley Park Associates, LLC and New Wheel Technology, Inc., a subsidiary of New Visual Entertainment, Inc. (incorporated by reference to Exhibit 10.16 of the 2001 10-K).

10.8 Technology Planning and Assistance Agreement dated September 28, 2001, by and between New Visual Corporation and Adaptive Networks, Inc. (incorporated by reference to Exhibit 10.17 of the 2001 10-K).

10.9 Convertible Promissory Note dated October 10, 2001 by New Visual Corporation in favor of Nellie Streeter Crane, Ltd. (incorporated by reference to Exhibit 10.18 of the 2001 10-K).

10.10 Warrant Agreement dated February 11, 2002, by and between New Visual Corporation and Elite Financial Communications, LLC (incorporated by reference to Exhibit 10.6 of the January 2002 10-Q).

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

10.16 Right of First Refusal, Credit of Payments and Revenue Sharing Agreement dated as of April 17, 2002, by and among New Visual Corporation, Adaptive Networks, Inc. and Certain Shareholders of Adaptive Networks, Inc. (incorporated by reference to Exhibit 10.16 of the April 2002 10-Q).

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

10.19 Convertible Promissory Note dated May 21, 2002, by New Visual Corporation in favor of Randy Arnett (incorporated by reference to Exhibit 10.7 of the July 2002 10-Q).

10.20 Convertible Promissory Note dated June 12, 2002, by New Visual Corporation in favor of Bonnie Davis (incorporated by reference to Exhibit 10.10 of the July 2002 10-Q).


10.21 Promissory Note dated October 29, 2002 in favor of Robert E Casey, Jr. (incorporated by reference to Exhibit 10.57 of the Annual Report for the year ended 2002).

10.22 Employment Agreement dated December 2, 2002, by and between New Visual Corporation and Brad Ketch. (incorporated by reference to Exhibit 10.59 of the Annual Report for the year ended 2002).

10.23 Stock Option Agreement dated December 2, 2002, by and between New Visual Corporation and Brad Ketch. (incorporated by reference to
         Exhibit 10.60 of the Annual Report for the year ended 2002).

10.24 Promissory note dated October 31, 2002 in favor of Charles R Cono Trust, Charles R. Cono, TTEE (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K dated October 31, 2002).

10.25 Letter agreement between ARTISAN PICTURES INC. and New Visual Corporation (incorporated by reference to Exhibit 10.64 of the Company's Annual Report on Form 10-K for the year ended October 31,
         2003)

10.26 Form of Securities Purchase Agreement dated as of December 31, 2003 between New Visual Corporation and Holders of the three year 7% Convertible Debentures

10.27 Form of Registration Rights Agreement dated as of December 31, 2003 between New Visual Corporation and the Holders of the 7% Convertible Debentures (incorporated by reference to the Registration Statement filed on form SB-2 on Februray 11, 2004)

14.1     Code of Ethics

21.1     Subsidiaries of the Registrant (incorporated by reference to Exhibit
         21.1 of the Annual Report for the year ended 2002)

23.1     Consent of Marcum & Kliegman LLP, Independent Registered Public
         Accountants

31.1 Certification of the Chief Executive Officer (and principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes Oxley Acot of 2002

32.      Section 1350 Certification

* Management Agreement

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

         Aggregate fees for professional services rendered for the Company by Marcum & Kliegman LLP for the fiscal year ended October 31, 2004 and 2003 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company's annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

-------------------------------------   ------------------------------   -----------------------------------
                                        Fiscal Year Ended October 31, 2004    Fiscal Year Ended October 31, 2003
-------------------------------------   ------------------------------   -----------------------------------
Audit Fees                              $146,906                             $142,000
-------------------------------------   ------------------------------   -----------------------------------
Audit Related Fees                      $77,108                             $10,720
-------------------------------------   ------------------------------   -----------------------------------
Tax Fees                                $13,784                             $15,043
-------------------------------------   ------------------------------   -----------------------------------
All Other Fees                          $0                                     $0
-------------------------------------   ------------------------------   -----------------------------------
Total                                   $237,799                             $167,763
-------------------------------------   ------------------------------   -----------------------------------

         Audit Fees were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-QSB, consents, and other assistance required to complete the year end audit of the consolidated financial statements.

         Audit-Related Fees were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

         Tax Fees were for professional services related to tax compliance, tax authority audit support and tax planning.

         There were no fees that were classified as All Other Fees for each of our last two fiscal years.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:    JANUARY 31, 2005              NEW VISUAL CORPORATION


                                       BY: /S/ BRAD KETCH
                                           -------------------------------------
                                           BRAD KETCH
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                           (AND PRINCIPAL FINANCIAL AND
                                           ACCOUNTING OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                               TITLE                                  DATE


/s/ Brad Ketch                 President, Chief Executive Officer and Director      January 31, 2005
-----------------------        (CHIEF EXECUTIVE OFFICER and PRINCIPAL FINANCIAL)
Brad Ketch                      AND ACCOUNTING OFFICER)


/s/ Ray Willenberg, Jr.        Chairman of the Board, Executive Vice President      January 31, 2005
-----------------------
Ray Willenberg, Jr.


/s/ Ivan Berkowitz             Director                                             January 31, 2005
-----------------------
Ivan Berkowitz


/s/ Bruce Brown                Director                                             January 31, 2005
-----------------------
Bruce Brown


 /s/ Thomas J. Cooper          Director                                             January 31, 2005
-----------------------
Thomas J. Cooper


                                                 44

INDEX TO AUDITED
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheets
  At October 31, 2004 and 2003                                               F-2

Consolidated Statements of Operations
  for the Years Ended October 31, 2004 and 2003                              F-3

Consolidated Statements of Stockholders' (Deficiency) Equity
  for the Years Ended October 31, 2004 and 2003                       F-4 to F-5

Consolidated Statements of Cash Flows
  for the Years Ended October 31, 2004 and 2003                       F-6 to F-7

Notes to the Consolidated Financial Statements                       F-8 to F-35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
New Visual Corporation

         We have audited the accompanying consolidated balance sheets of New Visual Corporation and Subsidiaries (the "Company") as of October 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' (deficiency)equity, and cash flows for the years ended October 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Visual Corporation and Subsidiaries at October 31, 2004 and 2003 and the results of their operations and their cash flows for the years ended October 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred net losses of $5,506,287 and $3,316,500 during the years ended October 31, 2004 and 2003, respectively. As of October 31, 2004, the Company had a working capital deficiency of approximately $3,985,000. These conditions raise substantial doubt about the Company's ability to continue as a going-concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                       /s/ MARCUM & KLIEGMAN LLP


New York, New York
January 28, 2005

                              NEW VISUAL CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS


                                                                            October 31,
                                                                   -------------------------------
                                                                        2004             2003
                                                                   -------------     -------------
ASSETS
------
Current Assets:
   Cash                                                            $    127,811      $    319,786
   Other current assets                                                   7,984             5,015
                                                                   -------------     -------------
 TOTAL CURRENT ASSETS                                                   135,795           324,801

   Property and equipment - net                                          23,873            41,301
   Technology license and capitalized software
   development fee                                                    5,751,000         5,751,000
   Film in distribution - net                                         1,021,722         2,142,212
   Deferred financing costs                                             187,413                --
   Other assets                                                           7,434            13,036
                                                                   -------------     -------------
TOTAL ASSETS                                                       $  7,127,237      $  8,272,350
                                                                   =============     =============

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
-------------------------------------------------

Current Liabilities:
   Convertible notes payable                                       $    913,000      $  1,103,000
   Current Convertible debentures (net of
       debt discount of $512,778)                                       197,222           300,000
   Notes payable                                                      1,002,310           740,311
   Accounts payable and accrued expenses                              2,007,871         1,744,883
   License and development fees payable                                      --            95,000
                                                                   -------------     -------------
Total Current Liabilities                                             4,120,403         3,983,194

   Long-term Convertible debentures (net of
      debt discount of $268,750)                                         53,750               --
   Redeemable Series B preferred stock                                3,192,000         3,192,000
                                                                   -------------     -------------
Total Liabilities                                                     7,366,153         7,175,194
                                                                   -------------     -------------
Commitments, Contingencies and Other Matters

Stockholders' (Deficiency) Equity:
Preferred stock - $0.01 par value; 15,000,000 shares
  authorized; Series A junior participating preferred
  stock; -0- shares issued and outstanding                                   --                --
Common stock - $0.001 par value; 500,000,000 shares
  authorized; 84,781,959 and 70,676,682 shares issued and
  outstanding at October 31, 2004 and 2003, respectively                 84,782            70,677
Additional paid-in capital                                           55,031,976        51,131,622
Unearned financing fees                                                      --           (15,674)
Unearned compensation                                                  (164,500)         (404,582)
Accumulated deficit                                                 (55,191,174)      (49,684,887)
                                                                   -------------     -------------

      Total Stockholders' (Deficiency) Equity                          (238,916)        1,097,156
                                                                   -------------     -------------
      Total Liabilities and Stockholders' (Deficiency) Equity      $  7,127,237      $  8,272,350
                                                                   =============     =============


      The accompanying notes are an integral part of these consolidated financial statements.

                         NEW VISUAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           For the Years Ended October 31,
                                                               2004              2003
                                                           -------------     -------------
REVENUES                                                   $    287,570      $    379,980
                                                           -------------     -------------
OPERATING EXPENSES:
  Cost of sales                                                 142,691           192,889
  Projects written off                                               --            56,864
  Impairment of film in distribution                            977,799                --
  Research and development                                       92,500           117,901
  Compensatory element of stock issuances for selling,
    general and administrative expenses                       1,359,882         2,062,081
  Compensatory element of stock issuances for R&D                92,500                --
  Selling, general and administrative expenses                2,081,305         2,127,267
  Litigation settlement                                              --             6,500
                                                           -------------     -------------
    TOTAL OPERATING EXPENSES                                  4,746,677         4,563,502
                                                           -------------     -------------

OPERATING LOSS                                               (4,459,107)       (4,183,522)
                                                           -------------     -------------
OTHER EXPENSES (INCOME):
  Interest expense                                              883,592           270,587
  Non Cash Gain - Litigation Settlement                              --        (1,474,000)
  Amortization of deferred financing costs                       78,427                --
  Amortization of unearned financing costs                       85,161           336,391
                                                           -------------     -------------

TOTAL OTHER EXPENSES (INCOME)                                 1,047,180          (867,022)
                                                           -------------     -------------

NET LOSS                                                   $ (5,506,287)     $ (3,316,500)
                                                           =============     =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                $      (0.07)     $      (0.05)
                                                           =============     =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         78,052,498        60,643,489
                                                           =============     =============


  The accompanying notes are an integral part of these consolidated financial statements.

                                              NEW VISUAL CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFECIENCY) EQUITY
                                           FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003



                                      Common Stock          Additional     Unearned                                       Total
                              ---------------------------    Paid-In       Financing      Unearned      Accumulated    Stockholders'
                                  Shares        Amount       Capital        Costs       Compensation      Deficit       Deficiency
                              ------------- ------------- -------------  -------------  -------------  -------------  -------------
Balance- November 1, 2003       70,676,682  $     70,677  $ 51,131,622   $    (15,674)  $   (404,582)  $(49,684,887)  $  1,097,156

Issuance of common
   stock for cash                4,907,085         4,907       589,093             --             --             --        594,000
Issuance of common stock
   for extension of
   promissory notes                310,003           310        49,071        (49,381)            --             --             --
Issuance of common
   stock in payment for
   deferred payroll                 40,000            40         9,960             --             --             --         10,000
Issuance of common
   stock for compensation        1,003,999         1,004       230,076             --       (230,000)            --          1,080
Issuance of common
   stock under consulting
   agreements                    4,002,227         4,002       976,048             --       (980,050)            --             --
Issuance of common
   stock for services              468,047           468       109,739             --         (2,250)            --        107,957
Issuance of common
   stock for conversion
   of convertible debt           2,209,631         2,210       329,235             --             --             --        331,445
Issuance of common
    stock for liquidated
    damages                        283,333           283        23,717             --             --             --         24,000
Issuance of common stock
   for research and
   development services            880,952           881        91,619             --             --             --         92,500
Stock offering costs                    --            --       (20,475)            --             --             --        (20,475)
Warrants issued with
   convertible
   debentures                           --            --       577,896             --             --             --        577,896
Value assigned to
   beneficial conversions               --            --       772,104             --             --             --        772,104
Warrants issued to
   placement agent                      --            --       121,018             --             --             --        121,018
Value assigned to
   warrants issued for
   extension of
   convertible notes                    --            --        20,106        (20,106)            --             --             --
Warrants issued for
   professional services                --            --        21,147             --             --             --         21,147
   compensation expense                 --            --            --             --      1,452,382             --      1,452,382
Amortization of unearned
   financing costs                      --            --            --         85,161             --             --         85,161
Net loss                                --            --            --             --             --     (5,506,287)    (5,506,287)
                              ------------- ------------- -------------  -------------  -------------  -------------  -------------
Balance at October 31, 2004     84,781,959  $     84,782  $ 55,031,976   $         --   $   (164,500)  $(55,191,174)  $   (238,916)
                              ============= ============= =============  =============  =============  =============  =============

                                 The accompanying notes are an integral part of these consolidated financial statements.


                                              NEW VISUAL CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFECIENCY) EQUITY
                                           FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

                                    Common Stock             Paid-In       Unearned      Unearned       Accumulated   Stockholders'
                               Shares          Amount        Capital   Financing Costs  Compensation      Deficit        Equity
                             ------------------------------------------------------------------------------------------------------
Balance - November 1, 2002    49,787,069   $     49,787   $ 47,097,830   $   (214,952)  $   (331,581)  $(46,368,387)  $    232,697

Issuance of common stock
  for cash                    17,112,611         17,113      2,919,580             --             --             --      2,936,693
Issuance of common stock
  for conversion of
  promissory notes and
  interest                     1,225,941          1,226        376,524             --             --             --        377,750
Issuance of common stock in
  payment of deferred payroll     88,710             89         54,912             --             --                        55,001
Issuance of common
  stock under consulting
  agreements                   3,621,875          3,622      1,535,628             --     (1,539,250)            --             --
Cancellation of shares
  under legal settlement      (2,200,000)        (2,200)    (1,471,800)            --             --             --     (1,474,000)
Cashless exercise of
  warrants                        40,476             40            (40)            --             --             --             --
Exercise of warrants           1,000,000          1,000         59,000             --             --                        60,000
Stock offering costs                  --             --       (172,957)            --             --             --       (172,957)
Value assigned to
  beneficial conversion               --             --        137,113       (137,113)            --             --             --
Value assigned to warrants
  issued to consultants               --             --        588,232             --       (588,232)            --             --
Value assigned to options
  issued to consultants               --             --          7,600             --         (7,600)            --             --
Amortization of unearned
  compensation expense                --             --             --             --      2,062,081             --      2,062,081
Amortization of unearned
  financing costs                     --             --             --        336,391             --             --        336,391
Net loss                                                                                                 (3,316,500)    (3,316,500)
                            -------------------------------------------------------------------------------------------------------
Balance - October 31, 2003    70,676,682   $     70,677   $ 51,131,622   $    (15,674)  $   (404,582)  $(49,684,887)  $  1,097,156
                            =======================================================================================================

                                 The accompanying notes are an integral part of these consolidated financial statements.

                           NEW VISUAL CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             For the Years Ended October 31,
                                                                  2004             2003
                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(5,506,287)     $(3,316,500)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
       Consulting fees and other compensatory elements of
         stock issuances                                        1,452,382        2,062,081
       Unusual item - gain on Litigation Settlement                    --       (1,474,000)
       Projects written-off                                            --           56,864
       Interest paid in stock                                      13,946               --
       Penalties paid in stock                                     24,000               --
       Warrants issued for services                                21,147               --
       Impairment of film in distribution                         977,799               --
       Amortization of unearned financing costs                    85,161          336,391
       Amortization of deferred financing costs                    78,427               --
       Amortization of film in production costs                   142,691          192,889
       Amortization on debt discount on notes                     568,471               --
       Depreciation                                                17,428           23,232
    Change in assets (increase) decrease:
       Other current assets                                        (2,969)          (3,365)
       Due from related parties                                                     10,033
       Other assets                                                 5,602            1,540
    Change in liabilities increase (decrease):
       Accounts payable and accrued expenses                      499,196         (172,462)
                                                              ------------     ------------
         NET CASH USED IN OPERATING ACTIVITIES                 (1,647,678)      (2,283,297)

CASH USED IN INVESTING ACTIVITIES
   Projects under development                                          --         (213,134)
   Acquisition of technology license and
      development fee                                             (95,000)        (639,000)
                                                              ------------     ------------
         NET CASH USED IN INVESTING ACTIVITIES                    (95,000)        (852,134)
                                                              ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                          594,000        2,936,693
  Offering costs related to stock issuances                       (20,475)        (172,957)
  Proceeds from convertible debentures                          1,350,000          300,000
  Proceeds from exercise of options and warrants                       --           60,000
  Proceeds from notes payable                                     262,000               --
  Proceeds from convertible notes payable                         100,000          287,000
  Capitalized financing costs                                    (144,822)              --
  Repayments of convertible debentures                           (300,000)              --
  Repayments of notes payable                                          --         (231,096)
  Repayments of convertible notes payable                        (290,000)         (36,000)
                                                              ------------     ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,550,703        3,143,640

(DECREASE) INCREASE IN CASH                                      (191,975)           8,209

CASH - BEGINNING OF YEAR                                          319,786          311,577
                                                              ------------     ------------
CASH - ENDING OF YEAR                                         $   127,811      $   319,786
                                                              ============     ============


   The accompanying notes are an integral part of these consolidated financial statements.

                                     NEW VISUAL CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         For the Years Ended October 31,


                                                                                        2004            2003
                                                                                    ------------    ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                        $    14,565     $        --
                                                                                    ============    ============
    Income taxes                                                                    $        --     $        --
                                                                                    ============    ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Compensation satisfied by issuance of common stock                                $    119,037    $    55,001
                                                                                    ============    ============
  Notes and interest satisfied by issuance of common stock                          $        --     $   377,750
                                                                                    ============    ============
  Common stock issued for notes payable and accrued interest                        $        --     $   156,000
                                                                                    ============    ============
  Common stock issued for converion ofconvertible debt                    $   317,500     $        --
                                                                                    ============    ============
  Common stock issued for research and development services                         $    92,500     $        --
                                                                                    ============    ============

  Value assigned to warrants issued to placement agent                              $   121,018      $        --
                                                                                    ============    ============

  Value assigned to beneficial conversion in connection with the 7%
    convertible debenture                                                           $   772,104     $        --
                                                                                    ============    ============
  Value assigned to warrants issued to purchasers of convertible debentures         $   577,896     $        --
                                                                                    ============    ============
  Value assigned to warrants issued for extension of convertible notes              $    20,106     $        --
                                                                                    ============    ============

             The accompanying notes are an integral part of these consolidated financial statements.

NEW VISUAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION, BUSINESS AND CONTINUED OPERATIONS

The consolidated financial statements include the accounts of New Visual Corporation ("New Visual") and its wholly owned operating subsidiaries, NV Entertainment, Inc. ("NV Entertainment") (including its 50% owned subsidiary Top Secret Productions, LLC), and NV Technology, Inc.(formerly New Wheel Technology, Inc.) ("New Wheel" collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. The Company consolidates its 50% owned subsidiary Top Secret Productions, LLC due to the Company's control of management, board of directors and financial matters of such entity.

New Visual Corporation was incorporated under the laws of the State of Utah on December 5, 1985. In November of 1999, the Company began to focus its business activities on the development of new Semiconductor Technologies. Pursuant to such plan, in February of 2000, the Company acquired New Wheel. The
Company's technology business has generated no revenues to date.

The Company operates in two business segments, the production of motion pictures, films and videos (Entertainment Segment) and development of new semiconductor technologies (Semiconductor Segment). The Company's Entertainment Segment is dependent on future revenues from the Company's film Step Into Liquid. The Semiconductor Segment is dependent on the Company's ability to successfully commercialize its developed technology.

Through its subsidiary NV Entertainment the Company has operating revenues for its Entertainment Segment, but may continue to report operating losses for this segment. The Semiconductor Segment will have no operating revenues until successful commercialization of its developed technology, but will continue to incur substantial operating expenses, capitalized costs and operating losses.

GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. For the years ended October 31, 2004 and 2003 the Company incurred net losses of approximately $5.5 million and $3.3 million, respectively, and as of October 31, 2004 had a working capital deficiency of approximately $4.0 million. In addition, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities through at least October 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

As more fully described in the Notes below, the Company funded its operations during 2004 and 2003 through sales of its common stock, par value $0.001 per share (the "Common Stock"), proceeds from notes and convertible notes and the exercise of options and warrants resulting in approximate net proceeds to the Company of $2,300,000 and $3,411,000, respectively. In addition, as more fully described in Note 17, the Company raised in December 2004 approximately $267,000 in net proceeds from the sale of promissory notes. During the period from November 1, 2004 thru January 25, 2005 the Company sold an aggregate 1,005,000 shares of common stock to several investors for total proceeds of $80,400.

NEW VISUAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company's ability to continue to operate as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. The Company needs to raise substantial funds to maintain its operations as presently conducted. If the Company is unable to raise sufficient funds, the Company will not be able to maintain operations as presently conducted and may cease operating as a going concern.

Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations. The Company will require additional funds for its operations and to pay down its liabilities, defend legal claims made against it, as well as finance its expansion plans consistent with its business plan. However, there can be no assurance that the Company will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and these adjustments may be material.

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

FILM IN DISTRIBUTION

Statement of Position 00-2, Accounting by Producers or Distributors of Films ("SOP-00-2") requires that film costs be capitalized and reported as a separate asset on the balance sheet. Film costs include all direct negative costs incurred in the production of a film, as well as allocations of production overhead and capitalized interest. Direct negative costs include cost of scenario, story, compensation of cast, directors, producers, writers, extras and staff, cost of set construction, wardrobe, accessories, sound synchronization, rental of facilities on location and post production costs. SOP-00-2 also requires that film costs be amortized and participation costs accrued, using the individual-film-forecast-computation method, which amortizes or accrues such costs in the same ratio that the current period actual revenue (numerator) bears to the estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year (denominator). The Company makes certain estimates and judgments of its future gross revenue to be received for each film based on information received by its distributors, historical results and management's knowledge of the industry. Revenue and cost forecasts are continually reviewed by management

NEW VISUAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


and revised when warranted by changing conditions. A change to the estimate of gross revenues for an individual film may result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period.

In addition, SOP-00-2 also requires that if an event or change in circumstances indicates that an entity should assess whether the fair value of a film is less than its unamortized film costs, then an entity should determine the fair value of the film and write-off to the statements of operations the amount by which the unamortized film costs exceeds the films fair value. During January of 2005, the Company performed its review, and it was determined that the unamortized film costs exceeded the Film's fair value. The Company determined that its previous estimation of the expenses incurred by the Film's distributor were too low and the estimation of future revenue were too high. As a result of this review, the Company wrote-down the carrying value attributed to its Film In Distribution to $1,021,722 at October 31, 2004. This resulted in an impairment of $977,799 which is included in consolidated statement of operations for the year ended October 31, 2004.

The Company commenced amortization of capitalized Film costs and accrued (expensed) participation costs when its film, was released and it began to recognize revenue from the film. The Company had amortization costs of $142,961 and $192,889 for the years ended October 31, 2004 and 2003, respectively.

PROJECT IN DEVELOPMENT

During the year ended October 31, 2003, several projects under development were determined to have no estimated realizable value and were accordingly written-off. Project costs written-off during the year ended October 31, 2003 were $56,864.

INCOME TAXES

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). SFAS No. 109 employs an asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred income taxes of a change in tax rates is recognized in operations in the period that includes the enactment date.

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

Under a rights Agreement with Lions Gate Entertainment ("LGE") the domestic distributor for its Film entitled Step Into Liquid, the Company shares with LGE in the profits of the Film after LGE recovers its marketing, distribution and other predefined costs and fees. The agreement provides for the payment of minimum guaranteed license fees, usually payable on delivery of the respective completed film, that are subject to further increase based on the actual distribution results in the respective territory. Minimum guaranteed license fees totaled $95,000 and $200,000 during the years ended October 31, 2004 and 2003, respectively and were recorded as revenue.

NEW VISUAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The Company has no amortization expense for the years ended October 31, 2004 and 2003 for its capitalized software development costs.

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

The number of potentially dilutive securities excluded from computation of diluted loss per share was approximately 38,509,190 and 21,387,483, for the years ended October 31, 2004 and 2003, respectively.

NEW VISUAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


STOCK-BASED COMPENSATION

The Company follows Statement of Financial Standards ("SFAS No. 123"), Accounting for Stock-Based Compensation. SFAS No. 123 establishes accounting and reporting standards for stock-based employee compensation plans. This statement allows companies to choose between the fair value-based method of accounting as defined in this statement and the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees.

The Company has elected to continue to follow the accounting guidance provided by APB 25, as permitted for stock-based compensation relative to the Company employees. Stock and options granted to other parties in connection with providing goods and services to the Company are accounted for under the fair value method as prescribed by SFAS No. 123.

In December 2002, the Financial Accounting Standard Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure - an Amendment of FASB Statement No. 123. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. The Company has adopted the increased disclosure requirements of SFAS No. 148 during the year ended October 31, 2003.

                                                                   For the years ended October 31,
                                                                        2004             2003
                                                                    ------------     ------------
         Net loss, as reported                                      $(5,506,287)     $(3,316,500)
         Add: Stock-based employee compensation expense
           included in reported net loss                                     --               --
         Less: Total stock-based employee compensation expense
           determined under the fair value-based method for all
           Awards                                                      (333,500)        (676,396)
                                                                    ------------     ------------

         Proforma net loss                                          $(5,839,287)     $(3,992,896)
                                                                    ============     ============
         Basic and Diluted Net Loss:
           As reported                                              $     (0.07)     $     (0.05)
                                                                    ============     ============

           Proforma                                                 $     (0.07)     $     (0.07)
                                                                    ============     ============

IMPAIRMENT OF LONG-LIVED ASSETS

Pursuant to SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company evaluates its long-lived assets for financial impairment, and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

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

NEW VISUAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN 46 and issued Interpretation Number 46(R), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The adoption of FIN 46(R) is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Shared-Based Payment." SFAS 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB 25, , which was permitted under SFAS No. 123, as originally issued.

The revised statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

SFAS No. 123(R) is effective for small business issuers financial statements for the first interim or annual reporting period that begins after December 15, 2005, with early adoption encouraged.

The Company is currently evaluating the impact that this statement will have on its financial condition or results of operations.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year presentation.


NOTE 3 - ACQUISITIONS

NV TECHNOLOGY, INC.

In February 2000, the Company completed the acquisition of New Wheel, development-stage, California-based, technology company. New Wheel was merged with Astounding Acquisition Corp., a Delaware corporation and wholly owned subsidiary of New Visual. The Company now uses New Wheel to conduct the development of its broadband technology (NV Technology). An aggregate of 3,000,000 restricted shares of common stock valued at $6,000,000 were issued to the New Wheel stockholders in consideration of the merger. Accordingly, the $6,000,000 was charged to operations during the year ended October 31, 2000. On June 28, 2002, the Company entered into a settlement agreement and mutual releases in certain litigation filed by the former owners of New Wheel and former officers of the Company ("Blevins and Shepperd"). Under the terms of the settlement agreement, Blevins and Shepperd returned to the Company in December 2002, 2.2 million shares of the Company's common stock previously issued to them in connection with the acquisition of New Wheel. During the quarter ended January 31, 2003, the Company recorded a gain from this settlement agreement of $1,474,000.

NEW VISUAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, consists of the following:

                                                          At October 31,
                                                          --------------
                                                    2004                2003
                                                ------------        ------------

Furniture and fixtures                          $    54,097         $    54,097
Camera equipment                                    298,109             298,109
Office equipment                                    109,515             109,515
                                                ------------        ------------
                                                    461,721             461,721
Less: Accumulated depreciation                      437,848             420,420
                                                ------------        ------------
Total                                           $    23,873         $    41,301
                                                ============        ============

For the years ended October 31, 2004 and 2003, depreciation expense was $17,428 and $23,232, respectively.


NOTE 5 - TECHNOLOGY LICENSE AND DEVELOPMENT AGREEMENT

On April 17, 2002, the Company entered into a development and license agreement with Adaptive Networks, Inc. "Adaptive" to acquire a worldwide, perpetual license to Adaptive's Powerstream (TM) technology, intellectual property, and patent portfolio for use in products relating to all applications in the field of the copper telephone wire telecommunications network. In consideration of the grant of the license, the Company assumed certain debt obligations of Adaptive to Zaiq Technologies, Inc. "Zaiq" and TLSI, Inc. "TLSI". The Company then issued 3,192 shares of its Series B Preferred Stock, valued at $3,192,000, with a liquidation preference of $1,000 per share and paid $250,000 in cash to Zaiq in satisfaction of the Zaiq debt. The Company also issued 624,480 shares of common stock, valued at $750,000, to TLSI in satisfaction of the TLSI debt. The value of the consideration issued by the Company in connection with the license agreement totaled $4,192,000.

The Company also paid Adaptive a development fee of $1,559,000 for software development services and agreed to pay Adaptive a royalty equal to a percentage of the net sales of products sold by the Company and license revenue received by the Company.

The Company capitalized the consideration issued in connection with the license fee and development fee totaling $5,751,000. The Company's technical employees and advisors concluded that as of March 2002 the Company had established technological feasibility for its ultimate telecommunication product to be marketed. Additional development services and testing, to be performed principally by HelloSoft, Inc. ("Hellosoft") of San Jose, California, a third party consultant are necessary to complete the commercialization of the product development. The success of the Company's Semiconductor Segment is dependent upon the successful completion of development and testing of its broadband technology. No assurance can be given that the Company can complete development of such technology, or that with respect to such technology that is fully developed, it can be commercialized on a large-scale basis or at a feasible cost. No assurance can be given that such technology will receive market acceptance. Accordingly it is reasonably possible that the carrying amount of the technology license may be reduced materially in the near future.

The agreement with Adaptive was amended November 26, 2004 (see Note 17).

NEW VISUAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - FILM IN DISTRIBUTION

In April 2000, the Company entered into a joint venture production agreement to produce a feature length film ("Step Into Liquid") for theatrical distribution. The Company agreed to provide 100% of the funding for the production in the amount of up to $2,250,000 and, in exchange, received a 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to its initial investment of up to $2,250,000. As of October 31, 2004 the Company has funded a net of $2,335,101 for completion of the film. The film is currently in distribution. The Company has recognized revenues of $287,570 and $379,980 for the years ended October 31, 2004 and 2003, respectively. Based upon information received from the Company's film distributor in January 2005,during the quarter ended October 31, 2004 the Company recorded an impairment charge of $977,779 and reduced the carrying value of its film in distribution to $1,021,722. The impairment charge was due to higher than expected distribution costs and lower than expected average retail selling price for the DVD.

The Company had amortization costs of $142,691 and $192,889 for the years ended October 31, 2004 and 2003, respectively, for the film. The total film production costs and related amounts capitalized are as follows:

                                                             OCTOBER 31,
                                                          2004           2003
                                                      -----------    -----------

Released films                                        $2,335,101     $2,335,101
Less cumulative amortization of film production
  costs (1)                                            1,313,379        192,889
                                                      -----------    -----------
Total film production costs capitalized for
  released films                                       1,021,722      2,142,212
Films in production                                           --             --
Films in development or pre-production                    --             --
                                                      -----------    -----------
Total film production costs capitalized, net          $1,021,722     $2,142,212
                                                      ===========    ===========


         (1) In the fourth quarter of fiscal 2004, the Company recorded a fourth quarter impairment charge to its film in distribution totaling $977,799.

Based on anticipated future revenues, amortization of the costs of the film in distribution are estimated to be:

             2005        $    83,612
             2006            193,918
             2007            155,572
             2008            155,572
             2009            113,328
          Thereafter         319,720
                         ------------
                         $ 1,021,722
                         ============


NOTE 7- DEFERRED FINANCING COST

At October 31, 2004, deferred financing cost consisted of costs incurred in connection with the sale of $1,350,000 of 7% convertible debentures:

                      Deferred financing cost          $265,840
                      Less: accumulated amortization     78,427
                                                       ---------
                      Deferred financing cost, net     $187,413
                                                       =========

Amortization of deferred financing cost for the year ended October 31, 2004 was $78,427..

NEW VISUAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - CONVERTIBLE NOTES PAYABLE

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

                                                           At October 31,
                                                        2004             2003
                                                        ----             ----
     Note payable (1)                               $  140,000       $  250,000
     Notes payable (ten notes) (2)                     483,000          483,000
     Note payable, 9% interest (3)                      10,000           10,000
     Notes payable (four notes), 12% interest (4)      180,000          360,000
     Notes payable (eight notes), 12% (5)              100,000               --
                                                    ----------------------------
     TOTAL                                          $  913,000       $1,103,000
                                                    ============================

         (1) Due when receipts received by the Company from the joint venture (see note 6) exceed $375,000.
         (2) Due when receipts received by the Company from the joint venture (see note 6) exceed $2,250,000.
         (3) Due when receipts received by the Company from the joint venture (see note 6 ) exceed $750,000.
         (4) Notes had an original due date of November 21, 2003. The note holders extended the due date until January 7, 2004 in exchange for 160,000 shares of common stock. In January 2004 the Company paid $180,000 of principal payments and further extended the remaining notes until the next round of financing is completed.
         (5) On September 21, 2004, the Company entered into eight identical loan agreements totaling $100,000. The loan is evidenced by a promissory note dated September 21, 2004 ("the Promissory Note") issued by the Company to the lender. The principal amount of the loan and any accrued and unpaid interest is due and payable on June 21, 2005. The Company may prepay the loan in whole or in part at any time without penalty. All unpaid interest shall be converted into common shares of the Company's stock equal to the interest on the principal amount divided by the applicable conversion price (40% of the average market price for the previous 10 trading days before conversion).

During the year ended October 31, 2003, holders of convertible notes converted principal of $258,500 and accrued interest of $119,250 into 1,225,941 shares of the Company's Common Stock. Several of the above convertible note agreements that were entered into during the fiscal year ended October 31, 2003 and 2002, were convertible into common stock at a conversion rate lower than the market price at the issuance of the convertible notes. The value of such beneficial conversion features was $137,113 which was charged to financing costs during the fiscal year ended October 31, 2003.


NOTE 9 - CONVERTIBLE DEBENTURES

In December 2003, the Company completed a private placement to certain private and institutional investors of $1 million in principal amount of its three year 7% Convertible Debentures (the "Debentures") and signed commitments to place an additional $1,000,000 of such Debentures (the "Additional Debentures") upon the effectiveness of the Company's registration statement (the "Registration Statement") covering the Common Stock underlying the Debentures. The Registration Statement was originally filed on February 11, 2004. In April and May 2004, certain holders of the Debentures waived the registration statement effectiveness condition and purchased an aggregate of $350,000 in principal amount of Debentures, satisfying their post effectiveness commitments. The Registration Statement was declared effective by the Securities and Exchange Commission on August 16, 2004 solely with respect to the Common Stock underlying the $1 million in principal amount of Debentures and related securities issued as of December 2003. As the registration statement covering the Common Stock underlying the Additional Debentures was not declared effective by the specified date of June 28, 2004, the Company will not be issuing Additional Debentures for the remaining $650,000 under this transaction.

NEW VISUAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In connection with the issuance of the Debentures in December 2003, the Company issued five-year warrants to purchase up to 6,666,667 shares of the Company's Common Stock, at a per share exercise price of $0.25, subject to cashless exercise provisions. In connection with the issuance of the additional Debentures in April and May 2004, the Company issued five-year warrants to purchase up to 2,333,332 shares of the Company's Common Stock, at a per share exercise price of $0.25, subject to cashless exercise provisions.

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

The gross proceeds of the $1,000,000 in December of 2003 were allocated 57.73% or $577,259 to the Debenture and 42.27% or $422,741 to the warrants. The conversion price of the debentures was below the market price of the Company's common stock at December 31, 2003, which resulted in a beneficial conversion feature relating to the first $1,000,000 of $577,259. In accordance with EITF 00-27 the amount allocated to the beneficial conversion feature was limited to the net proceeds of the offering less the value allocated to the warrants issued to the purchasers.

The gross proceeds of the $100,000 in April of 2004 were allocated 52.66% or $52,659 to the debenture and 47.34% or $47,341 to the warrants. The conversion price of the debentures was below the market price of the Company's common stock at April 20, 2004, which resulted in a beneficial conversion feature of $52,659. In accordance with EITF 00-27 the amount allocated to the beneficial conversion feature was limited to the net proceeds of the offering less the value allocated to the warrants issued to the purchasers.

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


During the year ended October 31, 2004, $317,500 of principal amount of Debentures plus accrued interest of $13,945 were converted into 2,209,631 shares of the Company's Common Stock.

In connection with this private placement, the Company issued to the placement agent warrants to purchase 900,000 shares of the Company's Common Stock valued at $121,018 and incurred $144,822 of other debt issuance costs. Such amount was recorded as deferred financing costs and is being charged to interest expense over the term of the loan. The warrants to purchase 666,667 shares of common stock expire on December 31, 2008 and the warrants to purchase 66,666 shares of common stock expire on April 20, 2009 and the warrants to purchase 166,667 shares of Common Stock expire on May 7, 2009. In each case, the warrants are exercisable at $.15 per share.

The Company paid in full ($300,000 plus $3,540 of accrued interest) the 7% convertible debenture entered into on October 31, 2003 with a maturity date of April 30, 2004 out of the proceeds it received from the above December 31, 2003 private placement.

NEW VISUAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


With respect to the Debentures that were placed in April and May 2004 in an aggregate principal amount of $350,000, the Company may be required to remit to these purchasers an aggregate amount of $350,000 upon a demand for rescission by them as these securities may have been sold in violation of Section 5 of the Securities Exchange Act of 1933 as amended. As of the filing of the Company's annual report on this Form 10-KSB for the year ended October 31, 2004, request for no such rescission has been made.

Under the agreements with the purchasers of the December 2003 Debentures, the Company is obligated to pay to the Debenture holders liquidated damages associated with the late filing of the Registration Statement and the missed Registration Statement required effective date of March 30, 2004. Liquidated damages are equal to (x) 2% of the principal amount of all the Debentures during the first 30-day period following late filing or effectiveness and (y) 3% of the principal amount of all Debentures for each subsequent 30-day period (or part thereof). These liquidated damages aggregate to $160,000. At their option, the Debenture holders are entitled to be paid such amount in cash or shares of Common Stock at a per share rate equal to the effective conversion price of the Debentures, which is currently $0.15.


NOTE 10 - NOTES PAYABLE

The Company has the following notes payable outstanding at October 31:

                                                                       2004             2003
                                                                  -------------    -------------
Note Payable (five individual notes with identical terms),
  unsecured, 6% interest, due January 31, 2005              $    256,886     $    256,886
Note payable, 10% interest, unsecured, due on demand with
  three days notice                                                    483,424          483,425
Note Payable, unsecured, 15% interest, due March 24, 2005 (1)          250,000               --
Note payable(2)                                                         12,000               --
                                                                  -------------    -------------

     TOTAL                                                        $  1,002,310     $    740,311
                                                                  =============    =============


(1) On September 24, 2004, the Company entered into a loan agreement with a stockholder pursuant to which the Company borrowed $250,000. The loan is evidenced by a promissory note dated as of September 24, 2004 (the "Promissory Note") issued by the Company to the lender. The principal amount of the loan and any accrued and unpaid interest is due and payable on March 24, 2005. The Company may prepay the loan in whole or in part at any time without penalty. Interest on the principal amount of the loan outstanding accrues at the annual rate of 15% and is payable on the earlier of December 24, 2004 or the maturity of the loan, or upon prepayment of the principal. The Company received net proceeds of $220,000 following the payment of transaction related fees and expenses. The Company's obligations under the Promissory Note become immediately due and payable if: (i) the Company's failure to pay any obligations thereunder when due continues for more than ten days after demand for payment has been made; (ii) any representation or warranty made by the Company in the loan documents are false or misleading in any material respect at the time made;
(iii) the Company becomes insolvent or a bankruptcy or similar proceeding is initiated by or against the Company; (iv) a liquidator or receiver is appointed for, or any governmental agency takes control of, the Company or a substantial portion of its assets or (v) a judgment of $400,000 is entered against the Company. Also upon the occurrence of any of the foregoing, interest on the loan accrues at the annual rate of 18% or the maximum amount allowed by law. Interest owing in December 2004 was repaid from a subsequent loan made to the Company in December 2004.

(2) On March 26, 2004, the Company entered into a loan agreement, pursuant to which the Company has borrowed $12,000 from the Lender. The loan is evidenced by an Installment Note dated as of March 26, 2004 (the" Installment Note") issued by the Company to such lender. The principal amount of the loan and any accrued

NEW VISUAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


and unpaid interest at a rate of 5% were due and payable on July 26, 2004. On July 26, 2004, the Lender agreed to extend payment and unpaid accrued interest until November 15, 2004.


NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities consist of the following at October 31:

                                                         2004            2003
                                                      -----------    -----------
Accrued Officers Compensation, bonuses and payroll    $  495,676     $  494,248
Professional fees                                        537,796        471,213
Interest payable                                         590,390        478,289
Accrued liquidating damages                              136,000             --
Consulting fees                                          184,851         45,251
Miscellaneous                                             63,158        255,882
                                                      -----------    -----------
                                                      $2,007,871     $1,744,883
                                                      ===========    ===========


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

(iii)In the event the Company completes a financing, which is at least $3 million but less than $15 million, the Company must partially redeem the Series B Preferred Stock based on a fraction, the numerator of which is the net cash proceeds received by the Company, as a result of the financing transaction, and the denominator of which is $15 million.

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

NEW VISUAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In April 2002, the Company issued 3,192 shares of its Series B Preferred Stock, with redemption and liquidation preference of $3,192,000, in connection with the development and license agreement discussed in Note 6. As of October 31, 2004 and 2003, there were 4,000 authorized shares of Series B Preferred Stock and 3,192 shares issued and outstanding. Based on the Company's evaluation relating to SFAS No. 150, the Series B Preferred Stock was reclassified to liabilities during the fourth quarter ended October 31, 2003.

SERIES C, SERIES D, SERIES E, SERIES F AND SERIES G CONVERTIBLE PREFERRED STOCK

On February 24, 2003 the Company amended its Articles of Incorporation and designated 100,000 shares of its authorized preferred stock as Series C Preferred Stock. On May 16, 2003, the Company amended this designation and fixed the number of shares designated as Series C Preferred Stock as 57,894,201. On June 13, 2003 and June 27, 2003, the Company amended its Articles of Incorporation and designated 9,090,909 shares of its authorized preferred stock as Series D Preferred Stock and 25,000 shares of its authorized preferred stock as Series E Preferred Stock. On August 7, 2003 the Company amended its Articles of Incorporation and designated 10,297,118 shares of its authorized preferred stock as Series F Preferred Stock and 10,297,118 shares of its authorized preferred stock as Series G Preferred Stock.

All of the designated Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock were issued between May and August 2003, to collateralize proposed loans to the Company that never materialized. By their terms, the share certificates representing these series are returnable to the Company upon demand in the event the proposed loans are not completed by January 31, 2004. None of the proposed loans were ever concluded. While certain of the issued certificates have been returned, certain others remain outstanding despite the Company's request for their return. However, none of the Series C, D, E, F and G are classified as outstanding as of October, 31, 2004 as such shares are issuable upon the funding of the loans.


NOTE 13 - STOCKHOLDERS' (DEFICIENCY) EQUITY

PREFERRED STOCK AND RIGHTS DIVIDEND


The Company adopted a stockholder rights plan, in which one right was distributed on August 21, 2000 as a dividend on each outstanding share of common stock to stockholders of record on that date. Each right will entitle the stockholders to purchase 1/1000th of a share of a new series of junior participating preferred stock of the Company at an exercise price of $200 per

NEW VISUAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


right. The rights expired on August 21, 2004.

COMMON STOCK

Effective November 12, 2003, the Company amended its Articles of Incorporation and increased the authorized number of common stock from 100,000,000 to 500,000,000.

COMMON STOCK ISSUANCES DURING THE YEAR ENDED OCTOBER 31, 2004:

During the quarter ended January 31, 2004, the Company issued

         (i) 280,003 shares of common stock valued at $44,881 as consideration for the extension of the due date of certain convertible notes payable;
         (ii) 40,000 shares of common stock for deferred compensation of $10,000;
         (iii) 1,192,501 shares to various investors for cash proceeds of $224,500;
         (iv) 1,000,000 shares of common stock for compensation to three officers and one employee valued at $230,000;
         (v) 3,850,000 shares of common stock for consulting services valued at $946,000;
         (vi) 15,000 shares of common stock to a vendor for services valued at $2,250.
         (vii)  400,000 shares of common stock for accrued bonus of $100,000.


During the quarter ended April 30, 2004, the Company issued

         (i)    4,000 shares of common stock for a performance bonus of $1,080.
         (ii) 113,347 shares of common stock to a vendor for consulting services valued at $26,275.
         (iii) 1,033,334 shares to various investors for cash proceeds of $155,000.


During the quarter ended July 31, 2004, the Company issued

         (i) 690,258 shares of common stock to convert $100,000 of convertible debentures plus $3,539 of accrued interest.


During the quarter ended October 31, 2004, the Company issued

         (i) 2,681,250 shares of common stock to various investors for cash proceeds of $214,500.
         (ii) 38,879 shares of common stock for consulting services valued at $7,776.
         (iii) 53,047 shares of common stock to a vendor for services valued at $7,957.
         (iv) 30,000 shares of common stock valued at $4,500 as consideration for the extension of the due date of certain convertible notes payable.
         (v) 1,519,373 shares of common stock to convert $317,500 of convertible debentures plus $8,179 of accrued interest.
         (vi) 880,952 shares of common stock for research and development services valued at $92,500.
         (vii) 283,333 shares of common stock for liquidation damages valued at $24,000.

NEW VISUAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

During August of 2001, the Board of Directors of the Company approved the 2001 Stock Incentive Plan (the "2001 Plan" and together with the "2000 Plan", the Plans), which provides for the granting of incentive and non-statutory options, restricted stock, dividend equivalent rights and stock appreciation rights for up to 2,500,000 shares of common stock to officers, employees, directors and consultants of the Company. The stockholders of the Company ratified the 2001 Plan in July 2002.

In January 2003, the Board of Directors of the Company approved the 2003 Consultant Stock Plan ("2003 Plan")and authorizes the issuance of up to 6,000,000 non-qualified stock options or stock awards to consultants to the Company. Directors, officers and employees are not eligible to participate in the 2003 Plan. A total of 3,200,000 shares of common stock have been issued under the 2003 Plan to four consultants. As of October 31, 2004 no options have been awarded under the 2003 Plan.

NEW VISUAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On April 30, 2003, the Company granted one of its advisory board member options under the 2000 Plan to purchase 40,000 shares of its common stock at an exercise price of $.31 per share. The options vest in annual installments of 13,334, 13,333 and 13,334 commencing April 30, 2004. The fair value of stock options estimated on the date of grant using the Black-Scholes option pricing model was $.19 per share, or $7,600.

On December 3, 2002, the Company granted the Company's Chief Executive Officer options outside the Company's stock option plans to purchase 1,500,000 shares of its common stock at $.64. The options vest 125,000 each quarter commencing March 1, 2003.

A summary of the Company's stock option activity and related information follows:

                                                                                    WEIGHTED
                                                       WEIGHTED                     AVERAGE
                                     UNDER THE    AVERAGE EXERCISE    OUTSIDE       EXERCISE
                                       PLANS            PRICE        THE PLANS       PRICE
                                   -------------- ----------------- ------------ --------------
Balance at November 1, 2002          2,168,750              1.29      4,192,500              2.16
 Options granted:
    In the Plans                        40,000              0.31             --             --
    Outside the option plans                --             --         1,500,000              0.64
 Options expired/cancelled:
    In the Plans                       (20,000)             3.92             --             --
    Outside the option plans                --             --        (1,500,000)             1.02
 Options exercised in the plans             --             --                --             --
                                    -----------     -------------    -----------      ------------
Balance at October 31, 2003          2,188,750              1.25      4,192,500              2.03
 Options granted:
    In the Plans                            --             --                --             --
    Outside the option plans                --             --                --             --
 Options expired/cancelled:
    In the Plans                       (10,000)            (2.36)            --             --
    Outside the option plans                --             --          (201,050)            (1.59)
 Options exercised in the plans             --             --                --             --
                                    -----------     -------------    -----------      ------------
Balance at October 31, 2004          2,178,750                        3,991,250

Exercisable at October 31, 2004      2,077,084              1.27      3,366,250              2.38

Exercisable at October 31, 2005      2,165,417              1.25      2,700,000              1.34

Exercisable at October 31, 2006      2,178,750              1.25      2,825,000              1.31


The exercise price for options outstanding as of October 31, 2004 ranged from $0.31 to $4.40.

At October 31, 2004, 311,250 options are available under the 2000 Plan, 0 options are available under the 2001 Plan and 2,800,000 options or stock awards are available under the 2003 Plan.

NEW VISUAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The weighted average fair value at date of grant for options granted during 2003 was $0.44 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

                                       2004              2003                2002
     Risk-free interest rates            -          1.00% to 1.50%      5.00% to 5.50%
     Expected option life in years       -                5                   5
     Expected stock price volatility              72.32% to 228.70%    51.65% to 53.89%
     Expected dividend yield             -                0%                  0%

WARRANTS GRANTED

On February 12, 2003, the Company granted a warrant to purchase 500,000 shares of its common stock at an exercise price of $.40 in connection with the sale of 500,000 shares of its common stock. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is approximately $.14 per share or $173,919.

On November 21, 2002, the Company granted warrants to purchase 100,000 shares of its common stock at an exercise price of $.25. The warrants vested immediately and expire on November 21, 2007. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.37 per share, or $36,952.

On April 29, 2003, the Company granted a consulting firm a warrant to purchase 1, 000,000 shares of its common stock at an exercise price of $0.06. The warrants vested immediately and expire on May 3, 2006. In exchange for the issuance, the Company cancelled warrants to purchase 1,000,000 shares of its common stock, which were issued on July 30, 2002 at an exercise price of $0.75. The fair value of stock warrants estimated on the date of the grant using the Black-Scholes option pricing model is $.02 per share or $243,461.

On October 31, 2003 the Company granted a warrant to purchase 600,000 shares of its common stock at an exercise price of $.15 in connection with the placement of $300,000 of convertible debentures. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is$.22 per share or $133,900.

On November 1, 2003, the Company granted warrants to purchase 100,000 shares of its common stock at the exercise price of $.15 in connection with legal services performed for the Company. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.15 per share or $21,147.

On December 31, 2003 the Company issued warrants to purchase 6,666,667 shares of its Common Stock at an exercise price of $.25 in connection with the placement of $1,000,000 of Debentures (see note 9). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is approximately $.08 per share or $577,259.

On December 31, 2003 the Company issued a warrant to purchase 666,667 shares of its Common Stock at an exercise price of $.15 to the placement agent in connection with the placement of $1,000,000 of Debentures. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.14 per share or $93,333 (see note 9)


The Company granted to four convertible note holders warrants to purchase 120,003 shares of its Common Stock at an exercise price of $.25 in connection with the extension of the convertible notes due date. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.13 per share or $15,992.

On April 20, 2004 the Company issued warrants to purchase 666,666 shares of its Common Stock at an exercise price of $.25 in connection with the $100,000 of Debenture (see note 9). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is approximately $.08 per share or $52,659.

On April 20, 2004, the Company granted a warrant to purchase 66,666 shares of its Common Stock at the exercise price of $.15 to the placement agent in connection with the placement of $100,000 of Debenture. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.15 per share or $9,990.

NEW VISUAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On May 7, 2004 the Company issued warrants to purchase 1,666,666 shares of its Common Stock at an exercise price of $.25 in connection with the $250,000 of Debenture (see note 9). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is approximately $.09 per share or $142,186.

On May 7, 2004, the Company granted a warrant to purchase 166,667 shares of its Common Stock at the exercise price of $.15 to the placement agent in connection with the placement of $250,000 of Debenture. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.15 per share or $17,695.

On October 1, 2004, the Company granted warrants to purchase 120,000 shares of its Common Stock at the exercise price of $.25 in connection with the extension of four convertible promissory notes that were originally due 11/21/03 and extended once to January 7, 2004 and extended once again with the due date left open. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.25 per share or $4,114.


WARRANTS EXERCISED

During the year ended October 31, 2003, warrants to purchase 1,000,000 shares of common stock were exercised at $.06 per share, resulting in proceeds totaling $60,000.

During February 2003, warrants to purchase 100,000 shares of common stock were exercised on a cashless basis, for which the Company issued 40,476 shares of common stock.

Warrants Expired

During the year ended October 31, 2004, warrants to purchase 154,943 shares of common stock expired.

At October 31, 2004, the Company had outstanding warrants to purchase shares of Common Stock as follows:


                                              NUMBER OF         EXERCISE
                                               SHARES             PRICE                   EXPIRATION DATE
                                          ---------------------------------------------------------------------
          GRANT DATE
                 June 14, 2001                   50,000         $   2.50                      June 14, 2006
                 June 14, 2001                   25,000             5.00                      June 14, 2006
                 June 14, 2001                   25,000            10.00                      June 14, 2006
              November 5, 2001                  200,000             0.51                   November 5, 2005
             February 11, 2002                   50,000             0.75                  February 11, 2005
             February 11, 2002                   50,000             1.25                  February 11, 2005
             February 11, 2002                  100,000             1.75                  February 11, 2005
             February 11, 2002                  100,000             2.25                  February 11, 2005
             February 12, 2003                  500,000             0.40                  February 12, 2005
              October 31, 2003                  600,000             0.15                 September 30, 2006 (2)
             December 31, 2003                7,333,333              .25                  December 31, 2008
                April 20, 2004                  666,666              .25                     April 30. 2009 (2)
                April 20, 2004                   66,667              .15                     April 30, 2009 (2)
                   May 7, 2004                1,666,666              .25                       May 31, 2009 (2)
                   May 7, 2004                  166,667              .15                       May 31, 2009 (2)
               October 1, 2004                  120,000              .25                    October 1, 2007
              January 11, 2004                  100,000              .15                   January 11, 2005
                                            ------------
    Exercisable at October 31, 2004          11,819,999         0.15 to 10.00             November 17, 2005 to
                                            ============                                       May 31, 2009

         (1) Lesser of $6.00 or 50% of market ($0.14 at 10/31/04).
         (2) Under certain conditions the Company may accelerate the expiration date.


                                                     F-25

NEW VISUAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NET LOSS PER SHARE

Securities that could potentially dilute basic earnings per share (EPS), in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Warrants to purchase common stock                              11,819,999
Options to purchase common stock                                6,170,000
Convertible notes payable and accrued interest                  3,910,750
7% convertible debenture and accrued interest                     7,220,206
Series B Preferred stock (based on a floor conversion
  price of $.34 at October 31, 2004)                            9,388,235
                                                              ------------
Total as of October 31, 2004                                   38,509,190
                                                              ============

Substantial issuances after October 31, 2004 through
  January 25, 2005
Common stock issuable upon conversion of convertible
  debentures and accrued interest                               1,115,289
                                                              ============
Sale of common stock for cash                                   1,005,000
                                                              ============
Common stock issued in connection with
  consulting agreements                                           2,928,571
                                                              ============
Common stock issued for liquidated damages                        586,665
                                                              ============


NOTE 14 - INCOME TAXES

At October 31, 2004, the Company had approximately $44,735,000 of net operating loss carry forwards for income tax purposes, which expire as follows:

                     Net Operating
     Year                Loss
    ------          -------------
     2011              1,583,000
     2012              4,714,000
     2018              4,472,000
     2019              1,698,000
     2020              4,759,000
     2021              9,503,000
     2022             10,230,000
     2023              4,143,000
     2024              3,633,000
                   --------------
                      44,735,00
                   ==============

At October 31, 2004 and 2003, the Company has a deferred tax asset of approximately $22,104,000 and $20,334,000, respectively, representing the benefits of its net operating loss and certain expenses not currently deductible for tax purposes, principally related to the granting of stock options and warrants and the difference in tax basis of certain intangible assets. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the Federal statutory tax rate of 34% and the Company's effective Federal tax rate of 0% is due to the increase in the valuation allowance of $1,770,000 (2004) and $1,508,000 (2003). The Company's ability to utilize its carry forwards may be subject to any annual limitation in future periods, pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

NEW VISUAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Line of Credit

On July 21, 2004, the Company entered into a one-year $100,000 revolving line of credit with a bank. The line of credit has a floating interest rate of the prime rate set by the bank plus a margin of .500%. The initial interest rate is approximately 1.04%. Ray Willenberg, Jr, Chairman of the Company, has guaranteed the repayment of the line of credit. As of October 31, 2004, no money was borrowed under the line of credit. The above line expires on August 10, 2005.

RESEARCH AND DEVELOPMENT AGREEMENT

The Company and HelloSoft, Inc. (the "Strategic Partner") entered into an amendment, effective as of October 11, 2004 (the "Amendment"), to their Services Agreement dated as of March 31, 2004 (the Original Agreement") pursuant to which the Strategic Partner will provide development services relating to the Company's Semiconductor Technologies. The Original Agreement provides that, upon the Company's request from time to time, the Strategic Partner is to provide services to be specified pursuant to mutually agreed upon terms. The Amendment represents the first project that the Strategic Partner is undertaking pursuant to the Original Agreement.

In consideration for the services being rendered under the Amendment, the Company has agreed to pay to the Strategic Partner $185,000, half of which paid in shares of the Company's common stock, , at 25% discount from the per share closing price of the Company's Common Stock on the day of the commencement of services. The other half will be remitted in cash, periodically, upon completion by the Strategic Partner and acceptance by the Company of specified milestones. The Strategic Partner has assigned to the Company the rights to any improvements, developments, discoveries or other inventions that may be generated by the Strategic Partner in its performance of the services to be provided under the Amendment.

LEASES


The Company's future minimum lease payments are as follows:
Years ending October 31:

         2005                                $15,194
        ------                               -------

Rent expense for the years ended October 31, 2004 and 2003 was $122,506 and $177,462, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company's balances may exceed these limits. At October 31, 2004 and 2003, uninsured cash balances were approximately $63,744 and $0, respectively. The Company believes it is not exposed to any significant credit risk for cash.

NEW VISUAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


LEGAL DISPUTES

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

The Company filed an answer to the complaints filed on July 30, 2004, denying all allegations. Additionally, we were successful in our opposition of Plaintiff's attempt to seek a Writ of Attachment.

The Company believes that it has meritorious defenses to these claims and, if necessary, intend to vigorously defend this matter, although the ultimate outcome cannot be determined at this time. The litigation is thus in its preliminary stages and no substantive discovery has been conducted in the case. Our current limited financial resources will have a material adverse effect on our ability to adequately defend ourselves against these claims, prosecute any counterclaims that may be available to us or satisfy any judgment in the event that any of these claims is determined adversely to us. Accordingly, the Company has not recorded any liability relating to this lawsuit.

NEW VISUAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - SEGMENT INFORMATION

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                  Semiconductor    Entertainment
                                                     Business         Business        Unallocable        Totals
                                                  -------------    -------------    --------------    ------------
For the Year Ended October 31, 2004:

Net Sales - Domestic                     $         --     $     94,788    $           --     $    94,788
                                                  =============    =============    ==============    ============
         Net Sales - Foreign                      $         --     $    191,750    $           --     $   191,750
                                                  =============    =============    ==============    ============
         Operating Loss                           $ (1,744,882)    $ (1,320,490)    $  (1,393,735)   $ (4,459,107)
                                                  =============    =============    ==============    ============
         Depreciation                             $      3,665     $     13,763     $          --     $    17,428
                                                  =============    =============    ==============    ============

         Total Identifiable Assets                $  5,940,945     $  1,043,063     $     143,328     $ 7,127,236
                                                  =============    =============    ==============    ============

For the Year Ended October 31, 2003:

Net Sales - Domestic                     $         --     $     294,750     $         --      $   294,750
                                                  =============    =============    ==============    ============
         Net Sales - Foreign                      $         --     $     85,230     $         --      $    85,230
                                                  =============    =============    ==============    ============
         Operating Loss                           $   (334,746)    $   (211,681)    $  (3,637,096)    $(4,183,523)
                                                  =============    =============    ==============    ============
         Depreciation                             $      8,212     $     13,686     $       1,334     $    23,232
                                                  =============    =============    ==============    ============
Total Identifiable Assets                         $  5,761,429     $  2,181,161     $     328,760     $ 8,271,350
                                                  =============    =============    ==============    ============


NOTE 17 - SUBSEQUENT EVENTS-

COMMON STOCK

In November 2004, the Company:

         o issued 1,115,289 shares of common stock issuable as the result of the conversion of convertible debentures.
         o sold an aggregate 130,000 shares of common stock to two investors for total proceeds of $10,400.

In December 2004, the Company:

         o        issued 586,665 shares of common stock for liquidated damages
         o issued 2,928,571 shares of common stock to one company in exchange for past consulting services valued at $188,400.
         o sold an aggregate 350,000 shares of common stock to two investors for total proceeds of $28,000.

In January 2005, the Company:

         o sold an aggregate 525,000 shares of common stock to investors for total proceeds of $42,000
         o issued 296,139 shares of common stock issuable as the result of the conversion of convertible debentures.