Form 10QSB
period 2005-01-31
NEW VISUAL CORP
filed 2005-03-17
CIK 1026595

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO

                         COMMISSION FILE NUMBER 0-21785

                             NEW VISUAL CORPORATION
             (Exact name of registrant as specified in its charter)

              UTAH                                        95-4545704
  (State or other jurisdiction of                      (I.R.S. employer
   incorporation or organization)                     identification no.)

     305 NE 102ND AVE., SUITE 105
         PORTLAND, OR 97220                             (503) 667-7844
(Address of principal executive offices,         (Registrant's telephone number,
      including zip code)                             including area code)

                           5920 FRIARS ROAD, SUITE 104
                           SAN DIEGO, CALIFORNIA 92108
                                 (619) 692-0333
                        (former address and phone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the issuer's Common Stock, par value $.001 per share, outstanding as of March 11, 2005, was 95,735,615.

Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]

                                   FORM 10-QSB

                             NEW VISUAL CORPORATION

                                  JANUARY 31, 2005

                                TABLE OF CONTENTS

 PART   ITEM                                                                PAGE
  I   Financial Information:

         1. FINANCIAL STATEMENTS:

            CONDENSED CONSOLIDATED BALANCE SHEET
              At January 31, 2005 (Unaudited)                                  2

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
              For the Three Months Ended January 31, 2005 and 2004             3

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
              (Unaudited)
              For the Three Months Ended January 31, 2005                      4

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
              For the Three Months Ended January 31, 2005 and 2004             5

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS               7

         2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS                                             22

         3. CONTROLS AND PROCEDURES                                           26

  II OTHER INFORMATION:

         1. LEGAL PROCEEDINGS                                                 26

         2. CHANGES IN SECURITIES                                             27

         6. EXHIBITS AND REPORTS ON FORM 8-K                                  27

PART I - FINANCIAL INFORMATION

            ITEM I - FINANCIAL STATEMENTS

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                   January 31,
                                                                      2005
                                                                 --------------
                                     ASSETS
                                     ------

Current Assets:
   Cash                                                          $    138,193
   Other current assets                                                 4,272
                                                                 -------------
      TOTAL CURRENT ASSETS                                            142,465


Property and equipment - net                                           19,706

Technology license and capitalized software development fee         5,751,000

Film in distribution - net                                          1,015,097

Deferred financing costs                                              195,823

Other assets                                                            7,434
                                                                 -------------
       TOTAL ASSETS                                              $  7,131,525
                                                                 =============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
   Convertible notes payable                                     $    906,000
   Convertible debentures (net of
      debt discount of $413,888)                                      236,112
   Notes payable                                                    1,357,561
   Accounts payable and accrued expenses                            1,760,271
   Redeemable series B preferred stock                              1,596,000
                                                                 -------------
       TOTAL CURRENT LIABILITIES                                    5,855,944

Long-term Convertible debentures (net of
     debt discount of $142,136)                                        40,914
Redeemable series B preferred stock                                 1,596,000
                                                                 -------------
       TOTAL LIABILITIES                                            7,492,858
                                                                 -------------
Commitments, Contingencies and Other Matters

Stockholders' Deficiency:
Preferred stock - 0.01 par value; 15,000,000 shares
    authorized; Series A junior participating preferred
    stock; -0- shares issued and outstanding                               --
Common stock - 0.001 par value; 500,000,000 shares
    Authorized; 92,369,873 shares issued and outstanding               92,370
Additional paid-in capital                                         56,047,516
Unearned compensation                                                (404,821)
Accumulated deficit                                               (56,096,398)
                                                                 -------------

      TOTAL STOCKHOLDERS' DEFICIENCY                                 (361,333)
                                                                 -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $   7,131,525
                                                                 =============

See notes to condensed consolidated financial statements.


                               NEW VISUAL CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                              For The Three Months Ended
                                                                       January 31,
                                                            --------------------------------
                                                                 2005              2004
                                                            -------------      -------------
REVENUES                                                    $      8,801       $    140,643
                                                            -------------      -------------

OPERATING EXPENSES:
  Cost of sales                                                    6,625             71,394
  Research and development                                         7,053             10,000
  Compensatory element of stock issuances for selling,
    general and administrative expenses                          279,548            749,581
  Selling, general and administrative expenses                   317,397            505,103

                                                            -------------      -------------
    TOTAL OPERATING EXPENSES                                     610,623          1,336,078
                                                            -------------      -------------

OPERATING LOSS                                                  (601,822)        (1,195,435)

OTHER (INCOME) EXPENSES:
  Interest expense                                               278,783            147,208
  Amortization of deferred financing costs                        24,619                 --
  Amortization of unearned financing costs                            --             89,484
                                                            -------------      -------------

TOTAL OTHER (INCOME) EXPENSES                                    303,402            236,692
                                                            -------------      -------------
NET LOSS                                                    $   (905,224)      $ (1,432,127)
                                                            =============      =============
BASIC AND DILUTED NET LOSS PER COMMON SHARE                 $      (0.01)      $      (0.02)
                                                            =============      =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING          87,568,203         75,861,470
                                                            =============      =============

See notes to condensed consolidated financial statements.

                                                 3


                                              NEW VISUAL CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                           FOR THE THREE MONTHS ENDED JANUARY 31, 2005
                                                          (UNAUDITED)


                                     Common Stock              Additional                                               Total
                         --------------------------------       Paid-In          Unearned        Accumulated        Stockholders'
                               Shares            Amount         Capital         Compensation       Deficit           Deficiency
                         ----------------------------------------------------------------------------------------------------------
Balance- November 1,
2004                         84,781,959     $     84,782     $ 55,031,976      $   (164,500)     $(55,191,174)     $   (238,916)

Issuance of common
stock for cash                2,661,250            2,661          210,239                --                --           212,900
Issuance of common
stock under consulting
agreements                    2,800,000            2,800          333,200          (336,000)               --                --
Issuance of common
stock for services              128,571              129           17,871           (18,000)               --                --
Issuance of common
stock for conversion
of notes payable              1,411,428            1,411          210,303                --                --           211,714
Issuance of common
stock for liquidated
damages                         586,665              587           87,413                --                --            88,000
Stock Options issued
for professional
services                             --               --          165,869          (165,869)               --                --

Stock offering costs                 --               --           (9,355)               --                --            (9,355)
Amortization of
unearned compensation
expense                              --               --               --           279,548                --           279,548

Net loss                             --               --               --                --          (905,224)         (905,224)
                             ---------------------------------------------------------------------------------------------------
Balance at January 31,
2005                         92,369,873     $     92,370     $ 56,047,516      $   (404,821)     $(56,096,398)      $  (361,333)
                             ===================================================================================================

See notes to condensed consolidated financial statements.


                               NEW VISUAL CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               FOR THE THREE MONTHS ENDED JANUARY 31,
                                           (UNAUDITED)

                                                                 2005             2004
                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $  (905,224)     $(1,432,127)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Consulting fees and other compensatory elements of
        stock issuances                                          279,548          749,581
      Amortization of unearned financing costs                        --           89,484
      Amortization of deferred financing costs                    24,619            5,718
      Amortization of film in production costs                     6,625           71,394
      Amortization on debt discount on notes                     225,503           27,778
      Depreciation                                                 4,168            4,448
    Change in Assets (Increase) Decrease:
      Other current assets                                         3,712               96
      Other assets                                                    --             (103)
    Change in Liabilities (Decrease):
      Accounts payable and accrued expenses                     (101,440)        (193,658)
                                                             ------------     ------------
      NET CASH USED IN OPERATING ACTIVITIES                     (462,489)        (677,389)

CASH USED IN INVESTING ACTIVITIES
  Acquisition of license                                              --          (95,000)
                                                             ------------     ------------
     NET CASH USED IN INVESTING ACTIVITIES                            --          (95,000)
                                                             ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                         212,900          224,501
  Offering costs related to stock issuances                           --           (5,725)
  Proceeds from convertible debentures                                --        1,000,000
  Proceeds from note payable                                     300,000               --
  Capitalized financing costs                                    (33,029)        (112,500)
  Repayments of convertible debentures                                --         (300,000)
  Repayments of convertible notes payable                         (7,000)        (230,000)
                                                             ------------     ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                  472,871          576,276

INCREASE (DECREASE) IN CASH                                       10,382         (196,113)

CASH - BEGINNING                                                 127,811          319,786
                                                             ------------     ------------
CASH - ENDING                                                $   138,193      $   123,673
                                                             ============     ============

See notes to condensed consolidated financial statements.


                          NEW VISUAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED JANUARY 31,
                                      (UNAUDITED)


                                                                      January 31,
                                                                   2005        2004
                                                                ----------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                    $  5,400     $  3,540
                                                                ======================
NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Common stock issued for Convertible notes and accrued
    interest                                                    $211,714     $     --
                                                                ======================
  Common stock issued for extension of convertible
    convertible notes payable                                   $     --     $ 15,992
                                                                ======================

  Value assigned to warrants issued to placement
    agent                                                       $     --     $ 83,333
                                                                =====================

  Accounts payable and accrued expenses satisfied
    By issuance of common stock                                 $     --     $113,750
                                                                =====================

  Common stock issued for accrued liquidated damages            $ 88,000     $     --
                                                                ======================

  Stock offering costs                                          $  9,355     $     --
                                                                ======================

  Value assigned to beneficial conversion in
    connection with the 7% convertible debenture
    due December 31, 2006                                       $     --     $577,259
                                                                ======================
 Value assigned to warrants issued to purchasers
    of convertible debentures                                   $     --     $422,741
                                                                ======================

Accrued expenses converted to note payable                      $  55,251    $     --
                                                                ======================



See notes to condensed consolidated financial statements.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - PRINCIPLES OF CONSOLIDATION, BUSINESS AND CONTINUED OPERATIONS

The condensed consolidated financial statements include the accounts of New Visual Corporation ("New Visual") and its wholly owned operating subsidiaries, NV Entertainment, Inc. ("NV Entertainment") (including its 50% owned subsidiary Top Secret Productions, LLC), and NV Technology, Inc.(formerly New Wheel Technology, Inc.) ("New Wheel" collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. The Company consolidates its 50% owned subsidiary Top Secret Productions, LLC due to the Company's control of management, board of directors and financial matters of such entity.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("US GAAP"). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the financial statements and notes related thereto, included in the Annual Report on Form 10-KSB for year ended October 31, 2004.

These results for the period ended January 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 1 - PRINCIPLES OF CONSOLIDATION, BUSINESS AND CONTINUED
OPERATIONS-CONTINUED

GOING CONCERN UNCERTAINTY
-------------------------

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds on an immediate basis to be able to accomplish its objectives. For the three months ended January 31, 2005, the Company incurred net losses of approximately $905,000 and as of January 31, 2005 had a working capital deficiency of approximately $5.7 million. In addition, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities through at least October 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

As more fully described in the Notes below, the Company funded its operations during 2004 and 2003 from the sale of its common stock, par value $0.001 per share (the "Common Stock"), proceeds from the sale of notes and convertible notes and the exercise of options and warrants, resulting in approximate net proceeds to the Company of $2,300,000 and $3,411,000, respectively. In addition, during the quarter ended January 31, 2005, the Company funded its operations through the sales of its common stock resulting in net proceeds to the Company of $212,900 and raised approximately $267,000 in net proceeds from the sale of promissory notes.

The Company's ability to continue to operate as a going concern is substantially dependent on its ability to generate operating cash flow through the execution of its business plan and secure funding sufficient to provide for the working capital needs of the business. If the Company is unable to raise sufficient funds, the Company will not be able to maintain operations as presently conducted and may cease operating as a going concern.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company commenced amortization of capitalized Film costs and accrued (expensed) participation costs when its film was released and it began to recognize revenue from the film. The Company had amortization costs of $6,625 and $71,394 for the three months ended January 31, 2005 and 2004, respectively.

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

--------------------------------------------------

The Company periodically performs reviews of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, the capitalized costs of each software product is then valued at the lower of its remaining unamortized costs or net realizable value.

No assurance can be given that such technology will receive market acceptance. Accordingly it is possible that the carrying amount of the technology license may be reduced materially in the near future.

The Company has no amortization expense for the three months ended January 31, 2005 and 2004 for its capitalized software development costs.

Series B Redeemable Preferred Stock
-----------------------------------

Series B Redeemable Preferred Stock, which includes characteristics of both liabilities and equity, is classified as a long-term liability in accordance with the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." Based on the Company's April 17, 2002 agreement with Adaptive Networks, Inc. the Company is obligated to redeem the Series B Preferred Stock at its liquidation preference, in eight equal quarterly payments, commencing March 31, 2005 and ending on December 31, 2006. As of January 31, 2005 the Company has classified $1,596,000 as short-term due to the fact that the Company is obligated to redeem 1,596 Series B Preferred Stock at its liquidation preference.

LOSS PER COMMON SHARE
---------------------

Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the period ended January 31, 2005 and 2004, no effect has been given to outstanding options, warrants or convertible debentures in the diluted computation, as their effect would be anti-dilutive.

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

STOCK-BASED COMPENSATION (CONTINUED)
------------------------------------
                                                               Three Months Ended
                                                                  January 31,
                                                        -----------------------------
                                                            2005              2004
                                                        ------------     ------------
Net loss, as reported                                   $  (905,224)     $(1,432,127)

Add: Stock-based employee compensation
     expense included in reported net loss                       --               --

Less: Total stock-based employee compensation
      expense determined under the fair value-based
      method of all awards                                       --               --
                                                        ------------     ------------

Proforma net loss                                          (905,224)      (1,432,127)

Basic and Diluted Net Loss per Common Stock:

               As reported                              $     (0.01)     $     (0.02)
                                                        ============     ============
               Proforma                                 $     (0.01)     $     (0.02)
                                                        ============     ============

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN 46 and issued Interpretation Number 46(R), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The adoption of FIN 46(R) did not have a material effect on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, "Shared-Based Payment." SFAS 123(R) eliminates the alternative to use APB No. 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123R requires entities to initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of the award will be remeasured at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123R is effective as of the beginning of the Company's interim reporting period that begins on February 1, 2006.

The transitional provisions of SFAS No. 123R will not have a material effect on the Company's consolidated financial position or results of operations as substantially all outstanding equity instruments vest on or prior to January 31, 2006. The Company will utilize the fair value method for any future instruments after the implementation date.

In March 2005, the FASB issued FSP No. 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities" ("FSP 46(R)-5"), which provides guidance for a reporting enterprise on whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP 46(R)-5 is effective the first period beginning after March 31, 2005 and, accordingly, will be adopted by the Company on May 1, 2005. The Company is currently evaluating the effect that the adoption of FSP 46(R)-5 will have on its financial condition or results of operations.

NOTE 3 - FILM IN DISTRIBUTION

In April 2000, the Company entered into a joint venture production agreement to produce a feature length film ("Step Into Liquid") for theatrical distribution. The Company agreed to provide 100% of the funding for the production in the amount of up to $2,250,000 and, in exchange, received a 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to its initial investment of up to $2,250,000. As of October 31, 2004 the Company has funded a net of $2,335,101 for completion of the film. The film is currently in distribution. The Company recognized revenues of $8,801 and $140,643 for the three months ended January 31, 2005 and 2004, respectively. Based upon information received from the Company's film distributor in January 2005, the Company recorded an impairment charge of $977,799 and reduced the carrying value of its film in distribution to $1,021,722 with respect to the three months ended October 31, 2004. The impairment charge was due to higher than expected distribution costs and lower than expected average retail selling price for the DVD.

The Company had amortization costs of $6,625 and $71,394 for the three months ended January 31, 2005 and 2004, respectively, for the film. The total film production costs and related amounts capitalized are as follows:

                                                                             JANUARY 31,
                                                                                2005
                                                                            --------------
      Released films (1)                                                    $   1,357,302
        Less cumulative amortization of film production costs                     342,205
                                                                            --------------
          Total film production costs capitalized for released films            1,015,097
      Films in production                                                         -
      Films in development or pre-production                                      -
                                                                            --------------
          Total film production costs capitalized, net                      $   1,015,097
                                                                            ==============

         (1) In the fourth quarter of fiscal 2004, the Company recorded a fourth quarter impairment charge to its film in distribution totaling $977,799.
                                       13

Based on anticipated future revenues, amortization of the costs of the film in distribution are estimated to be for the years ending October 31:


                  2005  (9 months)                   $ 83,070
                  2006                                192,660
                  2007                                154,563
                  2008                                154,563
                  2009                                112,593
                  Thereafter                          317,648
                                                   ----------
                 Total                             $1,015,097
                                                   ==========
NOTE 4- DEFERRED FINANCING COST

At January 31, 2005, deferred financing cost consisted of costs incurred in connection with the sale of $1,350,000 of 7% convertible debentures and issuance of a note payable:

                  Deferred financing cost           $ 298,869
                  Less: accumulated amortization      103,046
                                                    ---------
                  Deferred financing cost, net      $ 195,823
                                                    =========

Amortization of deferred financing cost for the three months ended January 31, 2005 and 2004 was $24,619 and $5,718 respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

The Company entered into several convertible promissory note agreements with various trusts and individuals. The Company agreed to pay the principal and an additional amount equal to 50% of the principal on all notes below except for nine notes totaling $110,000 which accrues interest at of 9 and 12% per annum. The notes are due when the Company reaches certain milestones from the distribution of its motion picture (Note 6). The notes may be converted at any time, in whole or in part, into that number of fully paid and non-assessable shares of common stock at conversion prices ranging from $.33 to $1.00. These and the Company's other notes are summarized in the table below: At January 31, 2005 -------------- Note payable (1) $133,000 Notes payable (ten notes) (2)
483,000 Note payable, 9% interest (3) 10,000 Notes payable (four notes), 12% interest (4) 180,000 Notes payable (eight notes), 12% (5) 100,000 TOTAL $906,000

         (1) Due when receipts received by the Company from the joint venture exceed $375,000.
         (2) Due when receipts received by the Company from the joint venture exceed $2,250,000.
         (3) Due when receipts received by the Company from the joint venture exceed $750,000.

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

NOTE 6 - CONVERTIBLE DEBENTURES

During the quarter ended January 31, 2005, $199,450 of principal amount of 7% Debentures plus accrued interest of $12,264 were converted into 1,411,428 shares of the Company's Common Stock leaving a principal balance of $833,050.

                                  Principal        Unamortized      Net carrying
                                   Amount         Debt Discount        Value
                                 ---------       ---------------    ------------
     Current portion             $ 650,000         $ 413,888         $ 236,112
     Long term portion           $ 183,050         $ 142,136         $  40,914
                                 ---------       ---------------    ------------
          Total                  $ 833,050         $ 556,024         $ 277,026
                                 =========       ===============    ============

With respect to debentures that were placed in April and May 2004 in an aggregate principal amount of $350,000, the Company may be required to remit to these purchasers an aggregate amount of $350,000 upon a demand for rescission by them as these securities may have been sold in violation of Section 5 of the Securities Exchange Act of 1933 as amended. As of March 11, 2005, no request rescission has been made.

NOTE 7 - NOTES PAYABLE

The Company has the following notes payable outstanding at January 31, 2005:

Note Payable (five individual notes with identical terms),
unsecured, 6% interest, due on demand with three days notice $ 256,886 Note payable, 10% interest, unsecured, due on demand with
three days notice                                                    483,424
Note Payable, unsecured, 15% interest, due March 24, 2005 (1)        250,000
Note payable (2)                                                      12,000
Note payable (3)                                                     300,000
Note payable(4)                                                       55,251
                                                                  ----------
 TOTAL                                                            $1,357,561
                                                                  ==========

(1) On September 24, 2004, the Company entered into a loan agreement with a stockholder pursuant to which the Company borrowed $250,000. The loan is evidenced by a promissory note dated as of September 24, 2004 (the "Promissory Note") issued by the Company to the lender. The principal amount of the loan and any accrued and unpaid interest is due and payable on March 24, 2005. The Company may prepay the loan in whole or in part at any time without penalty. Interest on the principal amount of the loan outstanding accrues at the annual rate of 15% and is payable on the earlier of December 24, 2004 or the maturity of the loan, or upon prepayment of the principal. The Company received net proceeds of $220,000 following the payment of transaction related fees and expenses. The Company's obligations under the Promissory Note become immediately due and payable if: (i) the Company's failure to pay any obligations there under when due continues for more than ten days after demand for payment has been made; (ii) any representation or warranty made by the Company in the loan documents are false or misleading in any material respect at the time made;
(iii) the Company becomes insolvent or a bankruptcy or similar proceeding is initiated by or against the Company; (iv) a liquidator or receiver is appointed for, or any governmental agency takes control of, the Company or a substantial portion of its assets or (v) a judgment of $400,000 is entered against the Company. Also upon the occurrence of any of the foregoing, interest on the loan accrues at the annual rate of 18% or the maximum amount allowed by law.

(2) In March 2004, the Company entered into a loan agreement, pursuant to which the Company has borrowed $12,000 from the Lender. The loan is evidenced by an Installment Note dated as of March 26, 2004 (the" Installment Note") issued by the Company to such lender. The principal amount of the loan and any accrued and unpaid interest at a rate of 5% were due and payable on July 26, 2004. On July 26, 2004, the Lender agreed to extend payment and unpaid accrued interest until November 15, 2004. The lender has agreed to extend payment and unpaid interest until November 15, 2005.

(3) In December 2004, the Company entered into a loan agreement with a third party. ("Lender"), pursuant to which the Company borrowed $300,000 from the Lender. The principal amount of the loan and any accrued and unpaid interest is due and payable on June 24, 2005. The Company may prepay the loan in whole or in part at any time without penalty. Interest on the principal amount of the loan outstanding accrues at the annual rate of 15% and is payable on the earlier of March 24, 2005 or the maturity of the loan, or upon prepayment of the principal. The Company received net proceeds of $267,000 from this loan following the payment of due diligence fees and transaction related fees and expenses.

(4)- In December 2004, the Company entered into a non-interest promissory note with a former director of the Company for amounts owed to him. Under the terms of the promissory note, the note shall become due if the Company enters into a permanent financing transaction which results in the Company receiving of at least $5 million or (b) the six-month anniversary of the date of the note


NOTE 8 - STOCKHOLDERS' (DEFICIENCY)

COMMON STOCK ISSUANCES DURING THE QUARTER ENDED JANUARY 31, 2005:
-----------------------------------------------------------------

During the quarter ended January 31, 2005, the Company issued

         o 2,661,250 shares Common Stock to various investors for cash proceeds of $212,900;
         o 128,571 shares of Common Stock for various services valued at $18,000;
         o 2,800,000 shares of Common Stock for consulting services valued at $336,000;
         o 1,411,428 shares of Common Stock for converted promissory notes and accrued interest valued at $211,714
         o 586,665 shares of Common Stock as penalty for delayed filing/effectiveness of a registration statement valued at $88,000.

OPTIONS GRANTED
---------------

On November 22, 2004, the Company granted to a consultant under the 2000 Plan the option to purchase 1,000,000 shares of its Common Stock at an exercise price of $.15 per share. The options are fully vested. The fair value of stock options estimated on the date of grant using the Black-Scholes option pricing model was $165,869 and this amount is being charged to operations over the one-year period of the consulting agreement.

NOTE 9 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

NET LOSS PER SHARE

Securities that could potentially dilute basic earnings per share (EPS), in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Warrants to purchase common stock                                     11,819,999

Options to purchase common stock                                       7,170,000

Convertible notes payable and accrued interest                         3,893,250

7% convertible debenture and accrued interest                          4,661,942
  Series B Preferred stock (based on a floor conversion
  price of $.34 at January 31, 2005)                                   9,388,235
                                                                      ----------

Total as of January 31, 2005                                          36,933,426

Substantial issuances after January 31, 2005 through
  March 11, 2005

Sale of common stock for cash                                            830,000

Issuance of common stock for services                                    413,341

Issuance of common stock for liquidation damages                          53,333

Issuance of common stock to directors and employee of the Company        750,000

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

The Company filed an answer to the complaints filed on July 30, 2004, denying all allegations. Additionally, the Company was successful in its opposition of Plaintiff's attempt to seek a Writ of Attachment. A mediator has been selected and mediation is required to be completed by April 28, 2005. No assurance can be provided that this matter will be resolved to the Company's satisfaction through mediation.

The Company believes that it has meritorious defenses to these claims and, if necessary, intend to vigorously defend this matter, although the ultimate outcome cannot be determined at this time. The litigation is thus in its preliminary stages and no substantive discovery has been conducted in the case. Our current limited financial resources will have a material adverse effect on our ability to adequately defend ourselves against these claims, prosecute any counterclaims that may be available to us or satisfy any judgment in the event that any of these claims is determined adversely to us. It is not possible to predict at this time the extent of the Company's liability, if any. Accordingly, the Company has not recorded any liability relating to this lawsuit.

NOTE 10 - AMENDMENT TO DEVELOPMENT AND LICENSING AGREEMENT

The Company and Adaptive Networks, Inc. ("ANI") have, as of November 26, 2004, amended and restated their Development and License Agreement, dated as of April 17, 2002 (as so amended and restated the "Amended Agreement"). Under the Amended Agreement, the Company has accepted from ANI final delivery of the source code, the intellectual property rights related thereto and other materials related to certain technologies that were to be developed by ANI. Under the original Development and License Agreement entered into by the Company and ANI as of April 17, 2002, the Company acquired a worldwide, perpetual license to ANI's Powerstream technology, which provides the core technology for the Company's semiconductor technologies. The Company contemplates that HelloSoft, Inc. ("HelloSoft"), an independent software developer based in California, will provide certain development work necessary to the completion of the semiconductor chipset. The Company and HelloSoft are parties to a Services Agreement, dated as of March 31, 2004, under which HelloSoft provides continuing development services relating to the Company's semiconductor chipset.

Under the Amended Agreement, the Company and ANI's joint ownership rights will continue with respect to any improvements, developments, discoveries or other inventions that are developed under the agreement with HelloSoft.

In addition, under the Amended Agreement, ANI has agreed that the first $5 million of royalties otherwise payable by the Company to ANI thereunder from proceeds of the sale or license of the semiconductor technologies are to be offset by a credit in the same amount.


NOTE 11 - SEGMENT INFORMATION- =
Summarized financial information concerning the Company's reportable segments is shown in the following table:

For the Three Months Ended January 31, 2005

                                   Telecommunications     Entertainment
                                        Business          Business          Unallocable      Totals
                                 ----------------------------------------------------------------------
Net Sales - domestic             $                --     $     2,501      $         --     $     2,501
                                 ======================================================================

Net Sales - foreign              $                --     $     6,300      $         --     $     6,300
                                 ======================================================================


Operating loss (Income)          $            (1,159)    $    (3,716)     $   (596,946)    $  (601,821)
                                 ======================================================================

Depreciation                     $             1,159     $     3,009      $         --     $     4,168
                                 ======================================================================

Total Identifiable Assets at
    January 31, 2005             $         5,966,529     $ 1,015,097      $    149,899     $ 7,131,525
                                 ======================================================================


For the Three Months Ended January 31, 2004

                                   Telecommunications     Entertainment
                                        Business          Business          Unallocable      Totals
                                 ----------------------------------------------------------------------
Net Sales - domestic             $                --     $    65,000     $         --      $    65,000
                                 ======================================================================

Net Sales - foreign              $                --     $    75,463     $         --      $    75,463
                                 ======================================================================

Operating loss (Income)          $           (80,997)    $       927     $ (1,115,365)     $(1,195,435)
                                 ======================================================================

Depreciation                     $             1,159     $     3,289     $         --      $     4,448
                                 ======================================================================

Total Identifiable Assets at
    January 31, 2004             $         5,960,386     $ 2,107,429     $    132,702      $ 8,200,517
                                 ======================================================================


NOTE 11 - SUBSEQUENT EVENTS-

Employment Agreement

On March 3, 2005, the Company entered into a three-year employment agreement with its current Executive Vice President. The new employment agreement does not provide for the payment of a base salary but provides for payments based on any equity or long-term debt financing the Company may obtain that is introduced directly by the Executive Vice President. Under the new agreement, these payments equal 6% of the aggregate annual proceeds of such financings up to $2 million; 5% of the aggregate annual proceeds of such financings in excess of $2 million and up to $5 million; and 4% of the aggregate annual proceeds of such financings in excess of $5 million. The Executive Vice President is also entitled to be paid a bonus equal to (i) 2% of the total annual amount paid to the Company by Top Secret Productions, LLC ("Top Secret") in respect of the film co-produced by Top Secret and the Company and (ii) the amount, if any, paid as a bonus to the Chief Executive Officer of the Company in connection with the successful commercialization of the Company's technologies. In addition, under the new employment agreement, subject to the existing rights of first refusal in favor of the other members of Top Secret, the Company has granted its Executive Vice President the right of first refusal to purchase the Company's membership interest in Top Secret in case of a bona fide third-party offer to purchase that interest or a determination of by the Company to offer that interest for sale at a specified price.

Lease
-----

On March 2, 2005, the Company entered into a lease agreement for office space in Portland, Oregon. The office lease is for a term of 36 months commencing on April 1, 2005 at $1,725 per month for the first year of the lease with scheduled increases for the remaining two years.

Stock issuances
---------------

From January 1, 2005 to March 1, 2005 we issued unregistered securities as follows:

In February 2005 we issued:

(i)830,000 shares of Common Stock for cash proceeds of $66,400;
(ii) 413,341 shares of Common Stock for legal services valued at $70,268;

In March 2005 we issued:

(i) 17,857 shares of Common Stock for the for converted promissory note and interest valued at $7,500.

In March 2005, the Company's board of directors, upon recommendation of its compensation committee, unanimously approved the award of 200,000 shares of Common Stock to each of Bruce Brown and Thomas J. Cooper, non-employee directors, 300,000 shares to a newly appointed director, Jack Peckham and 50,000 shares to a non-management employee. These shares are fully vested upon issuance and are non-forfeitable, 112,000 will be charged to operations during the quarter ending April 30, 2005 in respect of these issuances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere herein. All statements in this Form 10-QSB related to New Visual Corporation and Subsidiaries ongoing financial operations and expected future results constitute forward-looking statements. The actual results may differ materially from those anticipated or expressed in such statements.

OVERVIEW
The Semiconductor Technologies are in the development and testing stage. Our objective over the next twelve months is to complete the development and testing of a beta version of our Semiconductor Technologies. Through our subsidiary, NV Entertainment, we recognized in fiscal year 2004 gross profit from the revenues from the Film.

FILM. The Film has completed its domestic theater run grossing approximately $3.7 million in box office revenues, according to the Film's distributor. We recognized revenues of approximately $287,570 during the year ended October 31, 2004 and $8,801 during the three months January 31, 2005. The Film is currently being distributed to foreign markets. The DVD was released domestically in April 2004 and the cable TV release occurred in October 2004. The broadcast television release is presently scheduled for summer 2005. The Film's foreign theatrical run began in Australia and New Zealand in January 2004 and will continue throughout 2005 in Japan, Brazil, Norway and Sweden. All references henceforth to our business relating to the Film will sometimes be referred to in this Annual Report as our "Entertainment Business."

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2005 AND THE THREE MONTHS ENDED JANUARY 31, 2004

REVENUES. Revenues for the quarter ended January 31, 2005 of $8,801 were attributable to our Entertainment Business. Revenues for the quarter ended January 31, 2004 of $140,643 from our Entertainment Business were attributable to guarantee fees from foreign distribution of the Film.

COST OF SALES. Cost of sales for the quarter ended January 31, 2005 and 2004 of $6,625 and $71,394, respectively represent the amortization of film cost for our Film in distribution. The decrease was the result of lower revenues generated from the film during the quarter ended January 31, 2005 as compared to the same quarter during 2004.

OPERATING EXPENSES. Operating expenses included research and development expenses in connection with the Semiconductor business, compensatory element of stock issuances, selling, general and administrative expenses, the costs of settlement of litigation, and the impairment of film in distribution. Total operating expenses decreased 54% to $610,823 for the quarter ended January 31, 2005 from $1,336,078 for the quarter ended January 31, 2004. Selling, general and administrative expenses decreased 37% or $187,706 during the same period primarily as a result of a reduction in staffing, including the elimination of executive level positions, lower professional fees and lower travel and entertainment expenses. Compensatory element of stock issuances decreased 63% from $749,581 for the period ended January 31, 2004 to $279,548 for the period ended January 31, 2005 as we better managed the use of stock for compensation purposes.

OTHER EXPENSES. Other expenses included interest expense, amortization of deferred financing costs. Interest expense increased $131,575 primarily as a result of the issuance of $1,350,000 in principal amount of convertible debentures. Amortization of unearned financing costs decreased to - 0 - from $89,484 as a result of decreased financing costs incurred by the Company.

NET LOSS. For the quarter ended January 31, 2005, the net loss decreased $526,903 or 37% from $1,432,127 to $905,224 as the result of gross profit generated on the film $67,073, lower operating expenses (725,455), higher interest costs ($131,575), lower amortization of unearned financing costs ($89,484), higher amortization of deferred financing costs ($24,619).

LIQUIDITY AND CAPITAL RESOURCES

         Cash balances totaled $138,193 as of January 31, 2005 compared to $127,811 at October 31, 2004. In December 2004, we received net proceeds of $267,000 from a loan, the details of which are discussed below.

         Net Cash used in operating activities was $462,489 for the quarter ended January 31, 2005 compared to $677,389 for the same period in 2004. Net Cash used in operating activities for the quarter ended January 31, 2005 was primarily attributable to (i) the net loss of $905,224, offset by consulting fees and other compensatory elements of stock issuance of $279,548, (ii) amortization of deferred financing costs of $24,619, (iii) amortization of the Film in production costs in the amount of $6,625, (iv) amortization of debt discount on notes of $225,503, (v) depreciation expense of $4,168,(vi) decrease in accounts payable and accrued liabilities of $101,439, and (v) decrease in other current assets of $3,711.

         Net cash used in investing activities for the quarter ended January 31, 2005 was $0 compared to $95,000 for the quarter ended January 31, 2004. Net cash used in investing activities was primarily the result of acquisition of license of $95,000 in 2004.

         Net cash provided by financing activities was $472,871 for the quarter ended January 31, 2005 compared to $576,276 for the quarter ended January 31, 2004. Net cash provided by financing activities for the quarter ended January 31, 2005 was the result of proceeds from issuance of Common Stock in the amount of $212,900 and proceeds from notes payable of $300,000.

         Since inception, we have funded our operations primarily through the sale of our Common Stock and debt securities. Our recent financings are discussed below.

         In December 2003 and in April-May 2004, we raised net proceeds of approximately $888,650 from the private placement to certain private and institutional investors of our three year 7% Convertible Debentures.

         In September 2004, we entered into a loan agreement with Melton Management Ltd. ("Melton"), pursuant to which we borrowed $250,000 from Melton. The principal amount of the loan and any accrued and unpaid interest is due and payable on March 24, 2005. We may prepay the loan in whole or in part at any time without penalty. Interest on the principal amount of the loan outstanding accrues at the annual rate of 15% and is payable on the earlier of December 24, 2004 or the maturity of the loan, or upon prepayment of the principal. We received net proceeds of $220,000 from this loan following the payment of transaction related fees and expenses. We are trying to obtain an extension the maturity date of this note; no assurance can, however, be afforded that we will be successful in obtaining such extension.

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

         Notwithstanding the proceeds of the loans described above, we need to raise a minimum of $820,000 on an immediate basis in order to maintain our operations as presently conducted through April 30, 2005. If we are unable to raise this amount, we will not be able to maintain operations as presently conducted and may cease operating as a going concern. Additionally, unless the Entertainment Business generates revenues, we will need to raise an additional $3 million to $4 million to realize our business plan as contemplated and complete the design and testing of a commercially deployable version of the Semiconductor Technologies and its eventual commercialization.

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

Post Quarter Event
------------------

         In March 2005, our board of directors, upon recommendation of our compensation committee, unanimously approved the award of 200,000 shares of Common Stock to each of Bruce Brown and Thomas J. Cooper, non-employee directors, 300,000 shares to a newly appointed director, Jack Peckham and 50,000 shares to an employee. These shares are fully vested upon issuance and are non-forfeitable, The Company expects that approximately $112,000 will be charged to operations during the quarter ending April 30, 2005 in respect of these issuances.

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

SFAS No. 123(R) is effective for small business issuers financial statements for the first interim or annual reporting period that begins after December 15, 2005, with early adoption encouraged. We are currently evaluating the impact that this statement will have on our financial condition or results of operations.

In March 2005, the FASB issued FSP No. 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities" ("FSP 46(R)-5"), which provides guidance for a reporting enterprise on whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP 46(R)-5 is effective the first period beginning after March 3, 2005 and, accordingly, will be adopted by New Visual on May 1, 2005. We are currently evaluating the effect that the adoption of FSP 46(R)-5 will have on our financial condition or results of operations.

ITEM 3.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer (and Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

In connection with our audit for the year ended October 31, 2004, our auditors proposed several adjusting journal entries which we recorded in our 2004 financial statements, comprising a material weakness in our internal control system relating to our closing process. Our auditors did not have any adjustments to our quarterly financial statements for the three months ended January 31, 2005.

We have initiated corrective actions to address these identified deficiencies, and will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended January 31, 2005, except as noted above, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.



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

We filed an answer to the complaints filed on July 30, 2004, denying all allegations. Additionally, we were successful in our opposition to the plaintiff's attempt to seek attachment. A mediator has been selected and mediation is required to be completed by April 28, 2005. No assurance can be provided that these matters can be successfully resolved through mediation to the Company's benefit.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the three months ended January 31, 2005, the Company issued unregistered securities as follows:

         o issued 2,661,250 shares of Common Stock to various investors for aggregate cash proceeds of $212,900;
         o        issued 128,571 shares of Common Stock to consultants for
                  services rendered that were valued at $18,000;
         o        issued 2,800,000 shares of Common Stock for consulting
                  services valued at $336,000;


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

10.1 Employment Agreement between New Visual Ray Willenberg dated as of March 23, 2005

31.  Rule 13a-14(a) / 15d-14(a) Certification

32.  Section 1350 Certification

(b) Reports on Form 8-K:

(i) New Visual filed a Current Report on Form 8-K on November 19, 2004 announcing the resignation of John Howell from its Board of Directors.

(ii) New Visual filed a Current Report on Form 8-K on December 3, 2004 relating to the amendment of a material agreement.

(iii) New Visual filed a Current Report on Form 8-K on December 30, 2004 relating to the closing of a six month loan.

(iv) New Visual filed a Current Report on Form 8-K on March 3, 2005 announcing the resignation of Ivan Berkowitz from its Board of Directors and the addition of Jack Peckham to its Board of Directors

(v) New Visual filed a Current Report on Form 8-K on March 9, 2005 announcing a new employment agreement for Ray Willenberg, Jr. scheduled to take effect as of March 23 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEW VISUAL CORPORATION
                                             (Registrant)

DATED:   MARCH 17, 2005        BY: /S/ BRAD KETCH
                               --------------------------------------------
                               BRAD KETCH
                               PRESIDENT AND CHIEF EXECUTIVE OFFICER
                               (CHIEF EXECUTIVE AND PRINCIPAL FINANCIAL AND
                               AND ACCOUNTING OFFICER)