Form 10QSB
period 2005-04-30
NEW VISUAL CORP
filed 2005-06-14
CIK 1026595

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO

                         COMMISSION FILE NUMBER 0-21785

                             NEW VISUAL CORPORATION

             (Exact name of registrant as specified in its charter)



              UTAH                                        95-4545704
  (State or other jurisdiction of                      (I.R.S. employer
   incorporation or organization)                     identification no.)

  305 NE 102ND AVENUE, SUITE 105
  PORTLAND, OREGON  97220                               (503) 257-6700
(Address of principal executive offices,         (Registrant's telephone number,
        including zip code)                            including area code)

                           5920 FRIARS ROAD, SUITE 104
                           SAN DIEGO, CALIFORNIA 92108
                                (Former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the issuer's Common Stock, par value $.001 per share, outstanding as of June 13, 2005, was 111,579,643.

                         PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                                   FORM 10-QSB

                             NEW VISUAL CORPORATION

                                 APRIL 30, 2005

                                TABLE OF CONTENTS

                                    PART ITEM                               PAGE
I Financial Information:

1.       FINANCIAL STATEMENTS:

         CONDENSED CONSOLIDATED BALANCE SHEET

         At April 30, 2005 (Unaudited)                                         2

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
         For the Six and Three Months Ended April 30, 2005 and 2004          3-4

         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
         For the Six Months Ended April 30, 2005                               5

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
         For the Six Months Ended April 30, 2005 and 2004                    6-7

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS               8-21

2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                            22

3.       CONTROLS AND PROCEDURES                                              24

II  OTHER INFORMATION:
1.       LEGAL PROCEEDINGS                                                    25
2.       CHANGES IN SECURITIES                                                25
6.       EXHIBITS AND REPORTS ON FORM 8-K                                     25

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS
                                     ------


                                                               April 30, 2005
                                                               --------------
Current Assets:
  Cash                                                          $    352,391
  Other current assets                                                 8,882
                                                                -------------
      TOTAL CURRENT ASSETS                                           361,273

Property and equipment - net                                          16,777
Technology license and capitalized software
  development fee                                                  5,751,000
Film in distribution - net                                         1,009,777
Deferred financing costs                                             167,333
Other assets                                                          10,424
                                                                -------------

      TOTAL ASSETS                                              $  7,316,584
                                                                =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Convertible notes payable (net of
     debt discount of $21,167)                                  $  1,126,829
  Convertible debentures (net of
     debt discount of $101,212)                                       48,788
  Notes payable                                                    2,952,228
  Accounts payable and accrued expenses                            1,352,499
                                                                -------------
      TOTAL CURRENT LIABILITIES                                    5,480,344

Long-term portion of convertible notes
     payable (net of debt discount of $10,292)                       107,998

Long-term portion of convertible debentures (net of
     debt discount of $162,203)                                      137,797

Long-term portion of notes payable                                   797,333
                                                                -------------

      TOTAL LIABILITIES                                            6,523,472
                                                                -------------
Commitments, Contingencies and Other Matters

Stockholders' Equity:
  Preferred stock - $0.01 par value; 15,000,000 shares authorized;
    Series A junior participating preferred
    stock; -0- shares issued and outstanding                              --
  Common stock - $0.001 par value; 500,000,000 shares
    authorized; 110,234,532 issued and outstanding                   110,235
  Additional paid-in capital                                      58,311,475
  Unearned compensation                                             (274,855)
  Accumulated deficit                                            (57,353,743)
                                                                -------------

      TOTAL STOCKHOLDERS' EQUITY                                     793,112
                                                                -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  7,316,584
                                                                =============

See notes to condensed consolidated financial statements.


                     NEW VISUAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        For the Six Months Ended
                                                               April 30,
                                                    --------------------------------
                                                        2005                2004
                                                    -------------      -------------
REVENUES                                            $     16,198       $    170,843
                                                    -------------      -------------

OPERATING EXPENSES:
  Cost of sales                                           11,945             86,214
  Research and development                                 7,053             10,000
  Compensatory element of stock issuances
    for selling, general and administrative
    expenses                                             888,930          1,066,146
  Selling, general and administrative expenses           682,404          1,122,111
                                                    -------------      -------------

      TOTAL OPERATING EXPENSES                         1,590,332          2,284,471
                                                    -------------      -------------

OPERATING LOSS                                        (1,574,134)        (2,113,628)
                                                    -------------      -------------
OTHER (INCOME) EXPENSES:
  Interest expense                                       639,646            207,275
  Amortization of unearned financing costs                   --              94,709
  Amortization of deferred financing costs                53,109                --
  Gain on sale of property and equipment                 (20,000)               --
  Gain on exchange of redeemable series B
    preferred stock into common stock                    (55,814)               --
  Other                                                  (28,506)              (905)
                                                    -------------      -------------

      TOTAL OTHER (INCOME) EXPENSES                      588,435            301,079
                                                    -------------      -------------

NET LOSS                                            $ (2,162,569)      $ (2,414,707)
                                                    =============      =============

BASIC AND DILUTED NET LOSS PER COMMON STOCK         $       (.02)      $       (.03)
                                                    =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                         93,198,867         75,674,954
                                                    =============      =============


See notes to condensed consolidated financial statements.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                  For the Three Months Ended
                                                           April 30,
                                               --------------------------------
                                                   2005                2004
                                               -------------      -------------

REVENUES                                       $      7,397             30,200
                                               -------------      -------------
OPERATING EXPENSES:
  Cost of sales                                       5,320             14,820
  Research and development                               --                 --
  Compensatory element of stock issuances
    for selling, general and administrative
    expenses                                        609,381            316,565
  Selling, general and administrative
    expenses                                        365,007            537,525
                                               -------------      -------------

      TOTAL OPERATING EXPENSES                      979,708            868,910
                                               -------------      -------------

OPERATING LOSS                                     (972,311)          (838,710)
                                               -------------      -------------
OTHER (INCOME) EXPENSES:
  Interest expense                                  360,864            139,550
  Amortization of unearned financing costs              --               5,225
  Amortization of deferred financing costs           28,490                --
  Gain on sale of property and equipment            (20,000)               --
  Gain on exchange of redeemable series B
    preferred stock into common stock               (55,814)               --
  Other                                             (28,506)              (905)
                                               -------------      -------------

      TOTAL OTHER EXPENSES                          285,034            143,870
                                               -------------      -------------

NET LOSS                                       $ (1,257,345)      $   (982,580)
                                               =============      =============

BASIC AND DILUTED NET LOSS PER COMMON STOCK    $       (.01)      $       (.01)
                                               =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                    99,061,445        77,803,080
                                               =============      =============


See notes to condensed consolidated financial statements.


                                          NEW VISUAL CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          FOR THE SIX MONTHS ENDED APRIL 30, 2005
                                                        (UNAUDITED)


                                     Common Stock              Additional                                             Total
                         --------------------------------       paid-in          Unearned        Accumulated      Stockholders'
                               Shares            Amount         capital         compensation       deficit            Equity
                         -------------------------------------------------------------------------------------------------------
Balance- November 1,
2004                         84,781,959     $     84,782     $ 55,031,976      $   (164,500)     $(55,191,174)     $   (238,916)

Issuance of common
stock for cash                9,851,526            9,851          790,249                --                --           800,100
Issuance of common
stock under consulting
agreements                    2,837,500            2,838          339,162          (342,000)               --                --
Issuance of common
stock for services              128,571              129           17,871           (18,000)               --                --
Issuance of common
stock to key employees
and directors                 2,750,000            2,750          449,750                --                --           452,500
Issuance of common
stock for conversion
of notes payable              4,171,032            4,171          626,305                --                --           630,476
Issuance of common
stock for liquidated
damages                         639,998              640           95,360                --                --            96,000
Issuance of common
stock in payment of
accounts payable and
accrued expenses                422,783              423           71,488                --                --            71,911
Issuance of common
stock in exchange for
surrender of Series B
Mandatorily Redeemable
convertible
preferred stock               4,651,163            4,651          739,535                --                --           744,186
Stock Options issued
for professional
services                             --               --          165,869          (165,869)               --                --
Accounting effects of
performance based stock
options issued to
employees                            --               --           20,915                --                --            20,915
Stock offering costs                 --               --          (37,005)               --                --           (37,005)
Amortization of
unearned compensation
expense                              --               --               --           415,514                --           415,514

Net loss                             --               --               --                --        (2,162,569)       (2,162,569)
                             ---------------------------------------------------------------------------------------------------
Balance at April 30,
2005                         110,234,532     $   110,235     $ 58,311,475      $   (274,855)     $(57,353,743)      $   793,112
                             ===================================================================================================

See notes to condensed consolidated financial statements.



                                    NEW VISUAL CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                  For the Six Months Ended
                                                                         April 30,
                                                                   2005              2004
                                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $(2,162,569)      $(2,414,707)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Consulting fees and other compensatory elements of
        stock issuances                                            888,930         1,066,146
      Amortization of unearned financing costs                         --            117,580
      Amortization of deferred financing costs                      53,109               --
      Amortization of film in production costs                      11,945            86,214
      Amortization on debt discount on notes                       520,169           111,112
      Depreciation                                                   7,095             8,783
      Gain on sale of property and equipment                       (20,000)              --
      Gain on exchange of redeemable series B
        preferred stock into common stock                          (55,814)              --
      Other non cash income                                        (33,514)              --
    Change in Assets (Increase) Decrease:
      Other current assets                                            (898)           (1,629)
      Other assets                                                  (2,990)              398
    Change in Liabilities (Decrease):
      Accounts payable and accrued expenses                        (22,329)          (10,740)
                                                               ------------      ------------

      NET CASH USED IN OPERATING ACTIVITIES                       (816,866)       (1,036,843)
                                                               ------------      ------------
CASH USED IN INVESTING ACTIVITIES

  Acquisition of license                                               --            (95,000)
                                                               ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           800,100           379,500
  Offering costs related to stock issuances                            --            (14,075)
    Proceeds from convertible debentures                               --          1,100,000
  Proceeds from note payable                                       300,000            12,000
  Capitalized financing costs                                      (33,029)         (112,500)
  Repayments of convertible debentures                                 --           (300,000)
  Repayments of notes payable                                          --                --
  Repayments of convertible notes payable                          (25,625)         (230,000)
                                                               ------------      ------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,041,446           834,925
                                                               ------------      ------------

INCREASE (DECREASE) IN CASH                                        224,580          (296,918)

CASH - BEGINNING                                                   127,811           319,786
                                                               ------------      ------------

CASH - ENDING                                                  $   352,391       $    22,868
                                                               ============      ============

                           See notes to condensed consolidated financial statements.



                               NEW VISUAL CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                               For the Six Months Ended
                                                                       April 30,
                                                                2005                2004
                                                            -----------         -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                $     5,400         $     3,540
                                                            ===========         ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for notes payable and accrued
    interest                                                $   630,476         $       --
                                                            ===========         ===========
  Common stock issued for extension of convertible
    notes payable                                           $       --          $    15,992
                                                            ===========         ===========
  Value assigned to warrants issued to placement
    agent                                                   $       --          $   103,323
                                                            ===========         ===========
  Accounts payable and accrued expenses satisfied by
    issuance of common stock                                $    71,911         $   130,011
                                                            ===========         ===========

  Common stock issued for accrued liquidated damages        $    96,000         $       --
                                                            ===========         ===========
  Accounts payable and accrued expenses converted
    to notes payable                                        $   439,162         $       --
                                                            ===========         ===========

  Stock offering costs                                      $    37,005         $       --
                                                            ===========         ===========

  Value assigned to beneficial conversion in
    connection with the 7% convertible debenture            $       --          $   629,918
                                                            ===========         ===========
  Value assigned to warrants issued to purchasers
    of convertible debentures                               $       --          $   470,082
                                                            ===========         ===========
  Redeemable series B Mandatorily Redeemable convertible
   preferred stock exchanged into notes payable
   and common stock                                         $ 2,392,000         $       --
                                                            ===========         ===========
  Redeemable series B preferred stock exchanged
    into common stock                                       $   800,000         $       --
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


                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1- PRINCIPLES OF CONSOLIDATION AND BUSINESS AND CONTINUED OPERATIONS

The condensed consolidated financial statements include the accounts of New Visual Corporation ("New Visual" or the "Company") and its wholly owned operating subsidiaries, NV Entertainment, Inc. ("NV Entertainment") (including its 50% owned subsidiary Top Secret Productions, LLC), and NV Technology, Inc.(formerly New Wheel Technology, Inc.) ("New Wheel" collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. The Company consolidates its 50% owned subsidiary Top Secret Productions, LLC due to the Company's control of management, board of directors and financial matters of such entity.

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

These results for the three months and six months ended April 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

GOING CONCERN
-------------

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the three months and six months ended April 30, 2005, the Company incurred net losses of approximately $1,257,000 and $2,163,000, respectively, and as of April 30, 2005 had a working capital deficiency of approximately $5.1 million. In addition, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities through at least October 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue operating as a going concern is substantially dependent on its ability to generate operating cash flow through the execution of its business plan or secure funding sufficient to provide for the working capital needs of its business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results.

During the six months ended April 30, 2005, the Company raised approximately $1,067,000 in net proceeds from the sale of its debt and equity securities. More recently, in May 2005, the Company raised net proceeds of approximately $3.11 million through the private placement to individual and institutional investors of $3.5 million of the Company's secured convertible debentures. Please see Note 13 for the details of this transaction. The Company's other financing transactions in April and May 2005 are discussed in further detail in Note 8 and
Note 13.

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

In addition, SOP-00-2 also requires that if an event or change in circumstances indicates that an entity should assess whether the fair value of a film is less than its unamortized film costs, then an entity should determine the fair value of the film and write-off to the statement of operations the amount by which the unamortized capital costs exceeds the film's fair value. During January of 2005, the Company performed its review, and it was determined that the unamortized film costs exceeded the Film's fair value. The Company determined that its previous estimation of the expenses incurred by the Film's distributor was too low and the estimation of future revenue was too high. As a result of this review, the Company wrote-down the carrying value attributed to its Film In Distribution to $1,021,722 at October 31, 2004. This resulted in an impairment of $977,799 which is included in consolidated statement of operations for the year ended October 31, 2004.

The Company commences amortization of capitalized Film costs and accrued (expensed) participation costs when its film was released and it began to recognize revenue from the film.

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

The Company has no amortization expense for the three months and six months ended April 30, 2005 and 2004 for its capitalized software development costs.

SERIES B REDEEMABLE PREFERRED STOCK
-----------------------------------

Series B Redeemable Preferred Stock, which includes characteristics of both liabilities and equity, is classified as a long-term liability in accordance with the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." In April 2005, the Series B Redeemable Preferred Stock was exchanged for common stock and a promissory note. See NOTE 5 for further discussion.

LOSS PER COMMON SHARE
---------------------

Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three months and six months ended April 30, 2005 and 2004, no effect has been given to outstanding options, warrants or convertible debentures in the diluted computation, as their effect would be anti-dilutive.

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

                                                             For the Six                          For the Three
                                                             Months Ended                         Months Ended
                                                               April 30,                            April 30,
                                                     -------------------------------    ---------------------------------
                                                         2005             2004               2005              2004
Net loss, as reported                                $(2,162,569)      $(2,414,707)      $(1,257,345)      $  (982,580)

Add:  Stock-based employee compensation
  expense included in reported net loss                   20,915                --            20,915                --

Less: Total stock-based employee compensation
  expense determined under the fair value-based
  method of all awards                                  (190,788)          (80,000)         (190,788)               --
                                                     -----------       -----------       -----------       -----------
Net loss, pro-forma                                  $(2,332,442)      $(2,494,707)      $(1,427,218)      $  (982,580)
                                                     ===========       ===========       ===========       ===========
Basic and Diluted Net Loss per Common Stock:

        As reported                                  $     (0.02)      $     (0.03)      $     (0.01)      $     (0.01)
                                                     ===========       ===========       ===========       ===========
        Pro-forma                                    $     (0.03)      $     (0.03)      $     (0.01)      $     (0.01)
                                                     ===========       ===========       ===========       ===========

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - FILM IN DISTRIBUTION

In April 2000, the Company entered into a joint venture production agreement to produce a feature length film ("Step Into Liquid") for theatrical distribution. The Company agreed to provide the funding for the production in the amount of up to $2,250,000 and, in exchange, received a 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to its initial investment of up to $2,250,000. As of April 30, 2005 the Company has funded a net of $2,335,101 for completion of the film. The film is currently in foreign and DVD distribution. The Company recognized revenues of $7,397 and $16,198 for the three months and six months ended April 30, 2005, respectively. The Company recognized revenues of $30,200 and $170,843 for the three months and six months ended April 30, 2004, respectively. Based upon information received from the Company's film distributor in January 2005, the Company recorded an impairment charge of $977,799 during the three months ended October 31, 2004 which reduced the carrying value of its film in distribution to $1,021,722. The impairment charge was due to higher than expected distribution costs and lower than expected average retail selling price for the DVD.

The Company had amortization expense of $5,320 and $11,945 for the three months and six months ended April 30, 2005, respectively. The Company had amortization expense of $14,820 and $86,214 for the three months and six months ended April 30, 2004, respectively.

The total film production costs and related amounts capitalized are as follows:


                                                                        April 30, 2005
                                                                        --------------
Released films                                                            $1,357,302

Less:  Cumulative amortization of film production costs                      347,525
                                                                          ----------

          Total film production costs capitalized for released films       1,009,777

Films in production                                                               --

Films in development or pre-production                                            --
                                                                          ----------

          Total Film Production Costs Capitalized                         $1,009,777
                                                                          ==========

Based on anticipated future revenues, amortization of the costs of the film in distribution are estimated to be:


For the years ending
    October 31,                              Amount
-------------------------                 -----------
       2005 (6 months)                    $  12,479
       2006                                 199,537
       2007                                 163,075
       2008                                 163,075
       2009                                 118,742
       Thereafter                           352,869
                                          ----------
       Total                             $1,009,777
                                          ==========

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - DEFERRED FINANCING COST

At April 30, 2005, deferred financing cost consists of costs incurred in connection with the sale of $1,350,000 of 7% convertible debentures and issuance of note payable.


          Deferred financing cost                                   $298,869
          Less :  Accumulated amortization                          (131,536)
                                                                    ---------
                    Deferred Financing Cost, net                    $167,333
                                                                    =========

Amortization of deferred financing cost for the three months and six months ended April 30, 2005 was $28,490 and $53,109, respectively. Amortization of deferred financing cost for the three months and six months ended April 30, 2004 was $5,718 and $22,872, respectively.

NOTE 5 - EXCHANGE AGREEMENT

In April 2005, the Company entered into an Exchange Agreement (the "Exchange Agreement") with Zaiq Technologies, Inc., ("Zaiq"), pursuant to which the Company issued 4,651,163 shares of common stock and a promissory note in the principal amount of $2,392,000 in exchange for the surrender by Zaiq of 3,192 shares of Series B Redeemable Preferred Stock. The Company issued the Series B Redeemable Preferred Stock to Zaiq pursuant to a Receivables Purchase and Stock Transfer Restriction Agreement dated as of April 17, 2002. These shares had an aggregate liquidation preference of $3,192,000, constituted all of the Series B Redeemable Preferred Stock issued and outstanding as of the date of the Exchange Agreement, and were cancelled upon the closing of the Exchange Agreement. The fair value of the common stock and promissory note on the closing date was determined to be less than the aggregate liquidation preference of the Series B Redeemable Preferred Stock and accordingly a gain of $55,814 was recognized during the three months ended April 30, 2005.

The Exchange Agreement provides that, subject to certain exceptions, if the Company, at any time prior to the payment in full of the amount due under the promissory note, issues common stock or securities convertible into or exercisable for shares of common stock at a price below the fair market value of the common stock or such securities (a "Below Market Issuance"), then the Company will issue to Zaiq additional shares of common stock in an amount that is determined in accordance with a formula that takes into consideration both the number of shares of common stock or other securities issued and the total consideration received by the Company in the Below Market Issuance. During the three months ended April 30, 2005, a Below Market Issuance occurred and the Company will issue additional shares with a fair value of approximately $5,000.

Under the terms of the agreements with Zaiq, a portion of the proceeds of any new financing consummated by the Company through the first anniversary of the agreement are to be applied to the prepayment of the note. See Note 8.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - CONVERTIBLE NOTES PAYABLE

The Company entered into several convertible promissory note agreements with various trusts and individuals. The Company agreed to repay the principal and an additional amount equal to 50% of the principal on all notes below except for nine notes totaling $110,000 which accrue interest at rates of 9% and 12% per annum. The notes are due when the Company reaches certain milestones from the distribution of its motion picture. These notes may be converted at any time, in whole or in part, into that number of fully paid and non-assessable shares of common stock at conversion prices ranging from $.33 to $1.00.

In March 2005, the Company issued, in favor of the Company's executive vice president, a non-interest bearing convertible promissory note in the principal amount of $383,911. The convertible promissory note was issued in evidence of the Company's obligation for deferred compensation. In accordance with APB 21, imputed interest was calculated to arrive at the fair value of the convertible promissory note. The difference between the face amount and the present value upon issuance of the convertible promissory note is shown as a discount that is amortized over the life of the convertible promissory note.

These notes are summarized in the table below:


                                                       April 30, 2005
                                                       --------------
Note payable(1)                                         $   130,000
Notes payable (ten notes) (2)                               478,000
Note payable, 9% interest(3)                                 10,000
Notes payable (four notes), 12% interest (4)                180,000
Notes payable (eight notes), 12% interest (5)               100,000
Note payable(6)                                             368,286
                                                        -----------
Total                                                     1,266,286

Less: current portion of convertible notes payable       (1,147,996)
                                                        -----------
Long term portion of convertible notes payable              118,290
                                                        ===========

(1) Due when receipts received by the Company from the joint venture exceed $375,000.
(2) Due when receipts received by the Company from the joint venture exceed $2,250,000.
(3) Due when receipts received by the Company from the joint venture exceed $750,000.
(4) Notes had an original due date of November 21, 2003. The note holders extended the due date until January 7, 2004 in exchange for 160,000 shares of common stock. In January 2004 the Company paid $180,000 of principal payments and further extended the remaining notes until the next round of financing is completed. Outstanding principal amounting to $180,000 and accrued interest were paid on June 6, 2005 from the proceeds of the private placement of the Company's securities further discussed in Note 13.
(5) On September 21, 2004, the Company entered into eight identical loan agreements totaling $100,000. The loan is evidenced by a promissory note issued by the Company to the lender. The principal amount of the loan and any accrued and unpaid interest is due and payable on June 21, 2005. The Company may prepay the loan in whole or in part at any time without penalty. All unpaid interest shall be converted into common shares of the Company's stock equal to the interest on the principal amount divided by the applicable conversion price (40% of the average market price for the previous 10 trading days before conversion.).
(6) In March 2005, the Company issued in favor of the Company's executive vice president, a non-interest bearing convertible promissory note in the principal amount of $383,911. The convertible promissory note is payable in monthly installments, on the first day of each month, beginning on April 1, 2005. Each month, the Company must pay to the executive vice president an amount not less than the monthly base salary paid to the Company's chief executive officer. However, if the Company determines in its sole discretion that it has the financial resources available, it may pay up to $20,833 per month. The Company made payments of $15,625 during the three months ended April 30, 2005. The convertible promissory note may be converted at the option of the holder, at any time, in whole or in part, into shares of common stock at a conversion price per share equal to the closing price of the common stock on the Over-the-Counter Bulletin Board on the date of conversion.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 - CONVERTIBLE DEBENTURES

During the three months ended January 31, 2005, $199,450 of principal amount of 7% Debentures plus accrued interest of $12,264 were converted into 1,411,428 shares of the Company's common stock. During the three months ended April 30, 2005, $383,050 of principal amount of 7% Debentures plus accrued interest of $28,212 were converted into 2,741,747 shares of the Company's common stock leaving a principal balance of $450,000.

                                 Principal    Unamortized   Net carrying
                                   Amount    Debt Discount     Value
                                 ---------   -------------  ------------
          Current portion        $150,000      $101,212      $ 48,788
          Long term portion      $300,000      $162,203      $137,797
                                 --------      --------      --------
               Total             $450,000      $263,415      $186,585
                                 ========      ========      ========

With respect to debentures that were placed in April and May 2004 in an aggregate principal amount of $350,000, the Company may be required to remit to these purchasers an aggregate amount of $150,000 upon a demand for rescission by them as these securities may have been sold in violation of Section 5 of the Securities Exchange Act of 1933 as amended. As of June 10, 2005, no request rescission has been made.

NOTE 8 - NOTES PAYABLE

The Company has the following notes payable outstanding at April 30, 2005:

Note payable (five individual notes with identical terms),
   unsecured, 6% interest, due on demand with three days notice                   $   256,886
Note payable, 10% interest, unsecured, due on demand with  three days notice          483,424
Note payable, unsecured, 15% interest, due May 31, 2005 (1)                           250,000
Note payable (2)                                                                       12,000
Note payable (3)                                                                      300,000
Note payable (4)                                                                       55,251
Note payable (5)                                                                    2,392,000
                                                                                  -----------
Total                                                                             $ 3,749,561
Less: current portion of notes payable                                             (2,952,228)
                                                                                  -----------
Long term portion of notes payable                                                    797,333
                                                                                  ===========

(1) On September 24, 2004, the Company entered into a loan agreement with a stockholder pursuant to which the Company borrowed $250,000. The loan was evidenced by a promissory note issued by the Company to the lender. The principal amount of the loan and any accrued and unpaid interest was due and payable on March 24, 2005. On March 21, 2005, the stockholder agreed to extend payment and any accrued and unpaid interest until May 31, 2005. Interest on the principal amount of the loan outstanding accrued at the annual rate of 15%. The Company received net proceeds of $220,000 following the payment of transaction related fees and expenses. Outstanding principal amounting to $250,000 and accrued interest were paid on May 26, 2005 from the proceeds of the private placement of the Company's securities further discussed in Note 13.

(2) In March 2004, the Company entered into a loan agreement, pursuant to which the Company borrowed $12,000 from the lender. The loan is evidenced by an installment note issued by the Company to such lender. The principal amount of the loan and any accrued and unpaid interest at a rate of 5% were due and payable on July 26, 2004. On July 26, 2004, the lender agreed to extend payment and unpaid accrued interest until November 15, 2004. The lender has agreed to extend payment and unpaid interest until November 15, 2005.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - NOTES PAYABLE (CONTINUED)

(3) In December 2004, the Company entered into a loan agreement with an institutional investor pursuant to which the Company borrowed $300,000. The principal amount of the loan and any accrued and unpaid interest was due and payable on June 24, 2005. Interest on the principal amount of the loan outstanding accrued at the annual rate of 15%. The Company received net proceeds of $267,000 from this loan following the payment of due diligence fees and transaction related fees and expenses. Outstanding principal amounting to $300,000 and accrued interest were paid on May 26, 2005 from the proceeds of the private placement of the Company's securities further discussed in Note 13.

(4) In December 2004, the Company issued to a former director, in connection with his resignation, its non-interest bearing promissory note for amounts owed to him in respect of his service on the Company's board of directors. Under the terms of the promissory note, the note will become due if the Company enters into a permanent financing transaction which results in the Company receiving of at least $5 million or (b) the six-month anniversary of the date of the note. In June 6, 2005, outstanding principal amounting to $55,251 and accrued interest were paid from the proceeds of the private placement of the Company's securities further discussed in Note 13.

(5) In April 2005, the Company issued its promissory note in connection with the cancellation of the Series B Redeemable Preferred Stock (SEE NOTE 5) which bears interest at the rate of 7% per annum compounded quarterly. The principal amount of the promissory note and interest accrued thereon is due and payable in four equal quarterly installments beginning on the first anniversary of the date of the promissory note. Unless an event of default has occurred and is continuing, the principal amount of the promissory note decreases by $797,333 on each of the six-month and twelve-month anniversaries of the date of the promissory note. The Company is required to pay to the holder 10% of the proceeds of any new financing consummated within 90 days of the date of the promissory note and 20% of the proceeds of any new financing consummated thereafter through the first anniversary of the promissory note in prepayment of the amount due under the promissory note. The Company has the right to prepay the outstanding principal amount of the promissory note and any accrued interest thereon in whole or in part without penalty or premium at any time. In June 6, 2005, principal amounting to $350,000 was paid from the proceeds of the private placement of the Company's securities further discussed in Note 13 to comply with the mandatory payment provisions of the promissory note.

NOTE 9 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES DURING THE SIX MONTHS ENDED APRIL 30, 2005:
------------------------------------------------------------------

During the six months ended April 30, 2005, the Company issued:

o 9,851,526 shares Common Stock to various investors for cash proceeds of $800,100;
o        128,571 shares of Common Stock for various services valued at $18,000;
o 422,783 shares of Common Stock in payment of accounts payable and accrued expenses of $71,911;
o 2,837,500 shares of Common Stock for consulting services valued at $342,000;
o 4,171,032 shares of Common Stock related to the conversion of promissory notes and accrued interest valued at $630,476;
o 639,998 shares of Common Stock as penalty for delayed filing/effectiveness of a registration statement valued at $96,000;
o 2,750,000 shares of Common Stock to various key employees and directors valued at $452,500;
o 4,651,163 shares of Common Stock with a value of $744, 186 in exchange for surrender of Series B Mandatorily Redeemable convertible Preferred Stock valued at $ $800,000. The Company recognized a gain of $55,814 on the transactions. (See Note 5).

RESTRICTED STOCK AWARDS AND OPTIONS GRANTED
-------------------------------------------

In April 2005, the Company issued to each of its Chief Executive Officer and Executive Vice President, 1,000,000 shares of the Company's Common Stock, and performance based options to purchase 7,000,000 shares of Common Stock at an exercise price of $0.17, which was equal to the closing price of the common stock on the Over-the-Counter Bulletin Board on the date of grant. 1,000,000 shares of restricted common stock for which each option may be exercised vest upon the Company's consummation of a capital financing from which the Company receives gross proceeds of at least $3.5 million and 6,000,000 of the shares for which each option may be exercised vest upon the Company's release of a beta version of its semiconductor technologies.

The Company completed a financing in May of 2005, resulting in gross proceeds of $3.5 million. Accordingly, 2,000,000 of the performance based options vested at that time. In addition, the Company believes that it is probable that the remaining 12,000,000 performance based options will vest by October 31, 2005. Accordingly, the Company recorded a charge to operations during the quarter ended April 30, 2005 of $20,915, representing the effects of variable accounting through April 30, 2005 on the performance based options.

The value of the restricted stock awards of $340,000 was charged to operations during the quarter ended April 30, 3005.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

NET LOSS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:


Warrants to purchase common stock                                     11,019,999
Options to purchase common stock                                      16,893,750
Convertible notes payable and accrued interest                         4,849,092
7% convertible debenture due December 31, 2006                         3,266,579
                                                                      ----------
               Total as of April 30, 2005                             36,029,420
                                                                      ==========

Substantial issuance after April 30, 2005 through June 10, 2005:

Sale of common stock for cash                                            437,500
Issuance of common stock for converted promissory notes
   and accrued interest                                                  907,611
Common Stock issuable in connection with May 2005
   convertible note and warrants                                      39,592,758


LEGAL DISPUTES
--------------

During the quarter ended July 30, 2004, the Company was served with the following three summonses and complaints, each filed on July 26, 2004 in the Superior Court of California (San Diego County):

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

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

The three complaints filed on July 26th were dismissed on August 11, 2004.

The Company was served with the following additional summons and complaint, filed on July 30, 2004 in the Superior Court of California (San Diego County):
Gerald Handler, Trustee of the Gerald and Judith Handler Trust and Trustee of the Handler Children Trust, and Wayne Lill Jr., Trustee of the Wayne Lill Trust dated 12-22-99 v. New Visual Corporation, New Visual Entertainment, Inc., Top Secret Productions, LLC and Does 1 through 20. The complaint makes substantially the same allegations as set forth in the complaints described above and seeks: money damages in the aggregate of amount of $375,000, plus interest; an order avoiding alleged fraudulent transfers; an injunction against disposition of allegedly fraudulently transferred monies; the appointment of a receiver; a writ of attachment and imposition of a constructive trust.

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

In June 2005, an understanding was reached with the defendants settling the proceedings. The parties intend to reflect the understanding in a definitive agreement.See Note 13 (Subsequent Events).


NOTE 11 - AMENDMENT TO DEVELOPMENT AND LICENSING AGREEMENT

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

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 12 - SEGMENT INFORMATION

Summarized financial information concerning the Company's reportable segments is shown in the following table:


For the six months ended April 30, 2005:

                           Telecommunications   Entertainment
                               Business         Business        Unallocable     Totals
                           ------------------------------------------------------------------
Net Sales- domestic        $        --         $     9,898      $        --     $     9,898
                           ==================================================================

Net Sales - foreign        $        --         $     6,300      $        --     $     6,300
                           ==================================================================

Operating (Loss) Income    $      (1,899)      $    (7,317)      $(1,564,918)   $(1,574,134)
                           ==================================================================

Depreciation               $       1,899       $     5,196      $        --     $     7,095
                           ==================================================================

Total Identifiable Assets
   at April 30, 2005       $   5,935,110       $ 1,009,777      $    371,967    $ 7,316,854
                           ==================================================================


For the six months ended April 30, 2004:

                           Telecommunications   Entertainment
                               Business         Business        Unallocable     Totals
                           ---------------------------------------------------------------
Net Sales - domestic       $           --      $   75,000      $        --     $    75,000
                           ===============================================================

Net Sales - foreign        $           --      $   95,843      $        --     $    95,843
                           ===============================================================

Operating (Loss) Income    $     (172,560)     $    4,432      $ (1,945,500)   $(2,113,628)
                           ===============================================================

Depreciation
                           $        1,994      $    6,789      $        --     $     8,783
                           ================================================================

Total Identifiable Assets
    at April 30, 2004      $    5,952,388      $2,090,119      $    32,907     $ 8,075,414
                           ===============================================================


For the three months ended April 30, 2005:

                           Telecommunications   Entertainment
                               Business         Business        Unallocable     Totals
                           ---------------------------------------------------------------
Net Sales - domestic       $          --       $     7,397      $       --      $    7,397
                           ===============================================================

Net Sales - foreign        $          --       $       --       $       --      $      --
                           ===============================================================

Operating Income (Loss)    $         (740)     $    (3,601)     $ (967,970)     $(972,311)
                           ===============================================================

Depreciation               $          740      $     2,187      $       --      $    2,927
                           ===============================================================

Total Identifiable Assets  $    5,935,110      $ 1,009,777      $  371,967      $7,316,854
                           ===============================================================

                    NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 12 - SEGMENT INFORMATION (CONTINUED)



For the three months ended April 30, 2004:

                             Telecommunications   Entertainment
                               Business            Business        Unallocable     Totals
                           ---------------------------------------------------------------
Net Sales - domestic       $           --      $   10,000      $       --      $    10,000
                           ===============================================================

Net Sales - foreign        $           --      $   20,200      $       --      $    20,200
                           ===============================================================

Operating Income (Loss)    $      (12,080)     $    3,505      $  (830,135)    $  (838,710)
                           ===============================================================

Depreciation               $          835      $    3,500      $       --      $     4,335
                           ===============================================================

Total Identifiable Assets  $    5,952,388      $2,090,119      $   32,907      $ 8,075,414
                           ===============================================================

NOTE 13 - SUBSEQUENT EVENTS

On May 26, 2005, the Company completed a private placement to certain individual and institutional investors of $3,500,000 in principal amount of its three-year 7% Senior Secured Convertible Debentures (the "2005 Debentures"). Commencing on the earlier of the (i) 65th day after issuance or (ii) the effective date of the Registration Statement (as defined below), the 2005 Debentures are convertible into shares of Common Stock at a conversion price equal to the lower of (x) 70% of the 5 day volume weighted average price of the Company's Common Stock immediately prior to conversion or (y) if the Company entered into certain financing transactions subsequent to the closing date, the lowest purchase price or conversion price applicable to that transaction. In connection with the issuance of the 2005 Debentures, the Company issued to the purchasers thereof warrants (the "Investor Warrants") to purchase shares of the Company's Common Stock, with warrants for 11,312,220 shares being exercisable through the last day of the month in which the first anniversary of the effective date of the Registration Statement occurs at a per share exercise price of $0.1547 and warrants for 22,624,430 shares being exercisable through the last day of the month in which the third anniversary of the effective date of the Registration Statement occurs at a per share exercise price of $0.3094. The Company received net proceeds of approximately $3.11 million, following repayment of offering related expenses.

Interest on the 2005 Debentures accrues at the rate of 7% per annum and is payable on a bi-annual basis, commencing December 31, 2005, or on conversion and may be paid, at the option of the Company, either in cash or in shares of Common Stock. The Company may prepay the amounts outstanding on the Debentures by giving advance notice and paying an amount equal to 120% of the sum of (x) the principal being prepaid plus (y) the accrued interest thereon.

Holders of the Investor Warrants, which become first exercisable on the earlier of the (i) 65th day after issuance or (ii) the effective date of the Registration Statement, are entitled to exercise those warrants on a cashless basis following the first anniversary of issuance if the Registration Statement is not in effect at the time of exercise.

To secure the Company's obligations under the 2005 Debentures, the Company granted a security interest in substantially all of its assets, including without limitation, its intellectual property, in favor of the investors under the terms and conditions of a Security Interest Agreement dated as of the date of the 2005 Debentures. The security interest terminates upon the earlier of (i) the date on which less than one-third of the original principal amount of the 2005 Debentures issued on the closing date are outstanding or (ii) payment or satisfaction of all of the Company's obligations relating to the 2005 Debentures.

The Company used a portion of those funds to repay the principal and accrued interest on five notes payable and two convertible notes payable aggregating $1,135,251 in principal.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)

The Company has undertaken to file within 45 days of the closing a registration statement (the "Registration Statement") covering the Common Stock issuable upon conversion of the 2005 Debentures, the Investor Warrants and the Compensation Warrants referred to below.

In connection with the placement of the 2005 Debentures, the Company issued to a finder warrants to purchase up to 5,656,108 million shares of Common Stock (the "Compensation Warrants"), with warrants for 2,262,443 shares being exercisable through the last day of the month in which the third anniversary of the closing occurs at a per share exercise price of $0.3094; warrants for 2,262,443 shares being exercisable through the last day of the month in which the third anniversary of the effective date of the Registration Statement occurs at a per share exercise price of $0.3094; and warrants for 1,131,222 shares being exercisable through the last day of the month in which the first anniversary of the effective date of the Registration Statement occurs at a per share exercise price of $0.1547. The Compensation Warrants are otherwise exercisable on substantially the same terms and conditions as the Investor Warrants and the Common Stock underlying these warrants will be also included in the Registration Statement.

As a result of obtaining the 2005 Debentures, 1,000,000 stock options granted to each of the Company's chief executive officer and executive vice president in April 2005 became fully vested and non-forfeitable, as discussed in Note 9.


LITIGATION RESOLUTION

In June 2005 an understanding was reached settling the legal proceedings described in Note 10. The parties intend to reflect the understanding in a definitive agreement pursuant to which the plaintiffs will undertake to file with the court a motion to dismiss with prejudice the complaints upon the issuance in their favor of an irrevocable letter of credit in the maximum amount of $300,000 by a non-related third party. The Company will have no no reimbursement obligation with respect to the letter of credit.

STOCK ISSUANCES

From May 1, 2005 to June 9, 2005 we issued unregistered securities as follows:

In May 2005, we issued:

(i)      437,500 shares of Common Stock for cash proceeds of $35,000
(ii) 357,444 shares of Common Stock for converted promissory note and interest valued at $53,617.

In June 2005, we issued 550,167 shares of Common Stock for converted promissory note and interest valued at $82,525.

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

FILM. The Film has completed its domestic theater run grossing approximately $3.7 million in box office revenues, according to the Film's distributor. For the six months ended April 30, 2005, the Company received revenue distributions in the aggregate amount of approximately $16,198. The Film is currently being distributed to foreign markets. The DVD was released domestically in April 2004 and the cable TV release occurred in October 2004. The broadcast television release is presently scheduled for summer 2005. The Film's foreign theatrical run began in Australia and New Zealand in January 2004 and will continue throughout 2005 in Japan, Brazil, Norway and Sweden. All references henceforth to our business relating to the Film will sometimes be referred to in this quarterly report as our "Entertainment Business."

SEMICONDUCTOR TECHNOLOGIES. We continue to work on a beta version of our Semiconductor Technologies.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2005 AND THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2004

REVENUES. Revenues for the quarter and six months ended April 30, 2005 were $7,397 and $16,198, respectively, and were attributable to our Entertainment Business. Revenues for the corresponding periods in 2004 were $30,200 and $170,843, respectively, from our Entertainment Business were attributable to guarantee fees from foreign distribution of the Film.

COST OF SALES. Cost of sales for the quarter and six months ended April 30, 2005 were $5,320 and $11,945, respectively, and represent the amortization of film cost for our Film in distribution. Cost of sales for the corresponding periods in 2004 were $14,820 and $86,214, respectively. The decrease for the quarter and six months ended April 30, 2005 when compared with corresponding periods in 2004 were a result of lower revenues generated from the film.

OPERATING EXPENSES. Operating expenses included research and development expenses in connection with the Semiconductor business, compensatory element of stock issuances, selling, general and administrative expenses, the costs of settlement of litigation, and the impairment of film in distribution. Total operating expenses increased by 13% to $979,708 for the quarter ended April 30, 2005 from $868,910 for the quarter ended April 30, 2004. Selling, general and administrative expenses decreased 32% or $172,518 during the same period primarily as a result of a reduction in staffing, including the elimination of executive level positions, and lower professional fees. Compensatory element of stock issuances increased by 92% from $316,565 for the quarter ended April 30, 2004 to $609,381 for the period ended April 30, 2005 as we continue to use stock for compensation purposes to attract and retain qualified, directors, officers, and employees. Total operating expenses decreased by 30% to $1,590,332 for the six months ended April 30, 2005 from $2,284,471 for the same period ended April 30, 2004. Selling, general and administrative expenses decreased 39% or $439,707 during the same period primarily due to a decrease in headcount in administrative personnel, including the elimination of executive level positions, and lower professional fees. Compensatory element of stock issuances decreased by 17% from $1,066,146 for the six months ended April 30, 2004 to $888,930 for the six months ended April 30, 2005 as we continue to effectively manage the use of stock for compensation purposes.

OTHER (INCOME) EXPENSES. Other income for the quarter and the six months ended April 30, 2005 were attributable to the gain on sale of property and equipment and gain on exchange, including conversion of the Company's liabilities into the Company's Common Stock. Other expenses included interest expense and amortization of deferred financing costs. Interest expense increased 159% and 208% for the quarter and the six months ended April 30, 2005 when compared with the same period in 2004 primarily as a result of the issuance of an additional $350,000 in principal amount of convertible debentures in April and May 2004 and additional short-term financing obtained during the fiscal year 2004, which remained outstanding during 2005. Increase in amortization of deferred financing costs of $28,490 and $53,109 for the quarter and six months ended April 30, 2005 when compared with the same period in 2004 was a result of higher amortization of financing costs from the convertible debentures.

NET LOSS. For the quarter ended April 30, 2005, the net loss increased $274,765 or 28% from $982,580 to $1,257,345 primarily due to lower gross profit generated on the film ($13,303), higher operating expenses ($110,798), and higher interest costs, including amortization expenses ($244,579). For the six months ended April 30, 2005, the net loss decreased $252,138 or 10% from $2,414,707 to $2,162,569 primarily due to reduced operating expenses ($694,139), and other income ($109,328) that offset high interest and amortization costs.


LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $352,391 as of April 30, 2005 compared to $127,811 at October 31, 2004. As discussed below, in May 2005, the Company raised net proceeds of approximately $3.11 million from the private placement of certain of its securities.

Net cash used in operating activities was $816,866 for the six months ended April 30, 2005 compared to $1,036,843 for the same period in 2004. The decrease in cash used by operations is primarily attributable to lower net loss during the six months ended April 30, 2005 as compared to the six months ended April 30, 2004.

Net cash used in investing activities for the six months ended April 30, 2005 was $0 compared to $95,000 for the six months ended April 30, 2004. Net cash used in investing activities was primarily the result of acquisition of license of $95,000 in 2004.

Net cash provided by financing activities was $1,041,446 for the six-months ended April 30, 2005. This compares to $834,925 for the six months ended April 30, 2004. Cash provided by financing activities during the first six months of 2005 and 2004 primarily consisted of proceeds from issuance of Common Stock , proceeds from issuance of notes payable, convertible notes payable, and convertible debentures.

Since inception, we have funded our operations primarily through the sale of our Common Stock and debt securities. Our recent financings are discussed below.

In May 2005, we sold $3,500,000 aggregate principal amount of our senior secured 7% convertible debentures and warrants, receiving net proceeds of approximately $3.11 million after the payment of offering related fees and expenses (the "May 2005 Raise"). As discussed below, we used a portion of those funds to repay the principal and accrued interest on five notes payable and two convertible notes payable aggregating $1,135,251 in principal.

In September 2004, we entered into a loan agreement with an institutional investor/stockholder pursuant to which we borrowed $250,000. The principal amount of the loan and any accrued and unpaid interest was originally due and payable on March 24, 2005 and was subsequently extended to May 31, 2005. The outstanding principal and accrued interest on this loan was repaid in May from the proceeds of the May 2005 Raise.

In December 2004, we entered into a loan agreement with an institutional investor pursuant to which we borrowed $300,000. The outstanding principal and accrued interest on this loan was repaid in May from the proceeds of the May 2005 Raise.

In December 2003 and in April-May 2004, we raised net proceeds of approximately $888,650 from the private placement to certain private and institutional investors of our three year 7% Convertible Debentures.

The Company believes that following the May 2005 Raise its existing cash resources will be sufficient to meet its obligations as they come due through the second fiscal quarter of 2006. However, such resources may not be sufficient to support new product development or unforeseen contingencies. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. Our auditors have included a "going concern" qualification in their auditors' report for the year ended October 31, 2004. Such a "going concern" modification may make it more difficult for us to raise funds when needed.

Additional equity financings may be dilutive to holders of our Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2005, the Securities and Exchange Commission issued release number 33-8568, AMENDMENT TO RULE 4-01(A) OF REGULATION S-X REGARDING THE COMPLIANCE DATE FOR STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 (REVISED 2004), SHARE BASED PAYMENT. This release delays the date for compliance with Statement of Financial Accounting Standards No. 123 (Revised 2004), SHARE BASED PAYMENT ("Statement 123R") to the registrant's first interim or annual reporting period beginning on or after December 15, 2005. Statement 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and no longer allows companies to apply the intrinsic value based method of accounting for stock compensation described in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. In accordance with this amendment, the Company will adopt SFAS No. 123R as of the beginning of the Company's interim reporting period that begins on November 1, 2005. The transitional provisions of SFAS 123R is not expected to have a material effect on the Company's consolidated financial position or results of operations as substantially all outstanding equity instruments are expected to vest on or prior to January 31, 2006. The Company will utilize the fair value method for any future instruments after the implementation date.

In June 2005, the Financial Accounting Standards Board published Statement of Financial Accounting Standards No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS. SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will apply these requirements to any accounting changes after the implementation date.

ITEM 3.  CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure Controls are procedures that are designed to ensure that information required to be disclosed in its reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer (and Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our financial statements are presented in conformity with generally accepted accounting principles.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13-d-15(e) and 15d-15(e)). Based upon that evaluation and management's assessment of the potential effect of the material weakness described below, our Chief Executive Officer (and Principal Accounting Officer) concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB our disclosure controls and procedures were adequate to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. In response to the material weakness that we identified during our October 31, 2004 audit, which weaknesses were discussed in our Annual Report on Form 10-KSB for the year ended October 31, 2004, during the quarter ended April 30, 2005, we strengthened our internal controls over our financial closing process by hiring a local CPA firm, with expertise in financial controls or accounting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.

With respect to the legal proceedings disclosed in the Company's quarterly report on Form 10-QSB for the quarter ended January 31, 2005 (the "First Quarter Report"), in June 2005 an understanding was reached settling the legal proceedings described therein. The parties intend to reflect the understanding in a definitive agreement pursuant to which the the plaintiffs will undertake to file with the court a motion to dismiss with prejudice the complaints upon the issuance in their favor of an irrevocable letter of credit in the maximum amount of $300,000 by a non-related third party. The Company will have no no reimbursement obligation with respect to the letter of credit.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the three months ended April 30, 2005, the Company issued unregistered securities as follows:

         o issued 7,190,276 shares of Common Stock to various investors for aggregate cash proceeds of $587,200;
         o        issued 37,500 shares of Common Stock to consultant for
                  services rendered that were valued at $6,000;
         o        issued to key employees and director 2,750,000 shares of
                  Common Stock valued at $452,500 primarily for performance bonuses;
         o issued 53,333 shares of Common Stock to an investor for consideration of $8,000;


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

4.1 Promissory Note issued on April 6, 2005 to Zaiq Technologies, Inc.

10.1 Employment Agreement between New Visual and Ray Willenberg dated as of March 23, 2005 (filed as an exhibit to the quarterly report on Form 10-QSB for the three months ended January 31, 2005).

10.2 Exchange Agreement between New Visual and Zaiq Technologies, Inc. dated as of April 6, 2005.

10.3 Lease Agreement between New Visual and American Property Management

31. Rule 13a-14(a) / 15d-14(a) Certification

32. Section 1350 Certification

(b) Reports on Form 8-K:

(i) New Visual filed a Current Report on Form 8-K on March 3, 2005 announcing the resignation of Ivan Berkowitz from its Board of Directors and the addition of Jack Peckham to its Board of Directors

(ii) New Visual filed a Current Report on Form 8-K on March 9, 2005 announcing a new employment agreement for Ray Willenberg, Jr., the Company's Vice President, scheduled to take effect as of March 23 2005.

(iii) New Visual filed a Current Report on Form 8-K on March 31, 2005 relating to the issuance of promissory note to its Executive Vice President to evidence the unpaid deferred compensation and the payment thereof.

(iv) New Visual filed a Current Report on Form 8-K on April 11, 2005 disclosing
(i) the entry into a material agreement with Zaiq Technologies, Inc. and (ii) the award of a restricted stock grant to each of its Chief Executive Officer and its Executive Vice President.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NEW VISUAL CORPORATION
                                             (Registrant)

DATED:   JUNE 14, 2005               BY: /S/ BRAD KETCH
                                        ----------------------------------------
                                        BRAD KETCH
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                        (CHIEF EXECUTIVE AND PRINCIPAL FINANCIAL
                                        AND ACCOUNTING OFFICER)