Form 10QSB
period 2005-07-31
NEW VISUAL CORP
filed 2005-09-14
CIK 1026595

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO

                         COMMISSION FILE NUMBER 0-21785

                             NEW VISUAL CORPORATION

        (Exact name of small business issuer as specified in its charter)


              UTAH                                        95-4545704
  (State or other jurisdiction of                      (I.R.S. employer
   incorporation or organization)                     identification no.)

  305 NE 102ND AVENUE, SUITE 105
      PORTLAND, OREGON 97220                            (503) 257-6700
(Address of principal executive offices,          (Issuer's telephone number,
        including zip code)                           including area code)


Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares of the issuer's Common Stock, par value $.001 per share, outstanding as of September 12, 2005, was 161,256,489.

                         PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                                   FORM 10-QSB

                             NEW VISUAL CORPORATION

                                  JULY 31, 2005

                                TABLE OF CONTENTS

                                    PART ITEM

                                                                            PAGE



I FINANCIAL INFORMATION:
       1. FINANCIAL STATEMENTS:

          CONDENSED CONSOLIDATED BALANCE SHEET
          At July 31, 2005 (Unaudited)                                       2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
          For the Nine and Three Months Ended July 31, 2005 and 2004       3-4

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
          (Unaudited)
          For the Nine Months Ended July 31, 2005                            5

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
          For the Nine Months Ended July 31, 2005 and 2004                 6-7

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS            8-21

       2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                      22-25

       3. CONTROLS AND PROCEDURES                                           26

II  OTHER INFORMATION:
       1. LEGAL PROCEEDINGS                                                 27
       2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       27
       6. EXHIBITS                                                          28

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                     -------                       July 31, 2005
                                                                   -------------

Current Assets:
  Cash                                                             $  1,056,107
  Other current assets                                                   32,019
                                                                   ------------
      TOTAL CURRENT ASSETS                                            1,088,126

Property and equipment (net of accumulated
    depreciation of $164,146)                                            10,542
Technology license and capitalized software
    development fee                                                   5,751,000
Deferred financing costs (net of accumulated
    amortization of $199,361)                                           807,555
Other assets                                                             10,224
                                                                   ------------

      TOTAL ASSETS                                                 $  7,667,447
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
  Convertible notes payable (net of
     debt discount of $21,167)                                     $    838,829
  Notes payable                                                       2,196,976
  Accounts payable and accrued expenses                               1,178,439
                                                                   ------------
      TOTAL CURRENT LIABILITIES                                       4,214,244

Long-term portion of convertible notes
     payable (net of debt discount of $5,000)                            25,375

Long-term portion of convertible debentures
     (net of debt discount of $3,347,344)                               277,656

Long-term portion of notes payable                                      432,537
                                                                   ------------

      TOTAL LIABILITIES                                               4,949,812
                                                                   ------------
Commitments, Contingencies and Other Matters

Stockholders' Equity:
  Preferred stock - $0.01 par value; 15,000,000 shares
    authorized; Series A junior participating preferred
    stock; -0- shares issued and outstanding                                 --
  Common stock - $0.001 par value; 500,000,000 shares
    authorized; 118,031,737 issued and outstanding                      118,032
  Additional paid-in capital                                         62,806,051
  Unearned compensation                                                (155,682)
  Accumulated deficit                                               (60,050,766)
                                                                   ------------

      TOTAL STOCKHOLDERS' EQUITY                                      2,717,635
                                                                   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  7,667,447
                                                                   ============


See notes to condensed consolidated financial statements.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    For the Nine Months Ended
                                                            July 31,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------
REVENUES                                           $     26,558    $    231,292
                                                   ------------    ------------

OPERATING EXPENSES:
  Cost of sales                                          11,945         115,665
  Impairment of film in distribution                  1,009,777              --
  Research and development expenses (including
   stock based compensation of $296,667
   and $0, respectively)                                303,720          10,000
  Selling, general and administrative expenses
  (including stock based compensation of $998,963
   and $1,241,146, respectively)                      2,460,145       2,749,317
                                                   ------------    ------------
      TOTAL OPERATING EXPENSES                        3,785,587       2,874,982
                                                   ------------    ------------

OPERATING LOSS                                       (3,759,029)     (2,643,690)
                                                   ------------    ------------
OTHER (INCOME) EXPENSES:
  Interest expense                                    1,183,318         595,478
  Amortization of deferred financing costs              120,934          41,802
  Amortization of unearned financing costs                   --          99,933
  Gain on sale of property and equipment                (20,000)             --
  Gain on exchange of redeemable series B
    preferred stock into common stock                   (55,814)             --
  Gain on conversion of accrued expenses
    into convertible notes payable                      (33,514)             --
  Gain on forgiveness of liabilities                    (99,369)             --
  Other                                                   5,008            (905)
                                                   ------------    ------------

      TOTAL OTHER (INCOME) EXPENSES                   1,100,563         736,308
                                                   ------------    ------------

NET LOSS                                           $ (4,859,592)   $ (3,379,998)
                                                   ============    ============

BASIC AND DILUTED NET LOSS PER COMMON STOCK        $       (.05)   $       (.04)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                        99,459,187      76,689,939
                                                   ============    ============


See notes to condensed consolidated financial statements.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   For the Three Months Ended
                                                            July 31,
                                                 ------------------------------
                                                      2005             2004
                                                 -------------    -------------

REVENUES                                         $      10,360    $      60,449
                                                 -------------    -------------
OPERATING EXPENSES:
  Cost of sales                                             --           29,451
  Impairment of film in distribution                 1,009,777               --
  Research and development expenses (including
   stock based compensation of $296,667 and
   $0, respectively)                                   296,667               --
  Selling, general and administrative
    expenses (including stock based
    compensation of $110,033 and $175,000,
    respectively)                                      888,811          561,059
                                                 -------------    -------------

      TOTAL OPERATING EXPENSES                       2,195,255          590,510
                                                 -------------    -------------

OPERATING LOSS                                      (2,184,895)        (530,061)
                                                 -------------    -------------
OTHER (INCOME) EXPENSES:
  Interest expense                                     543,672          411,075
  Amortization of deferred financing costs              67,825           18,930
  Amortization of unearned financing costs                  --            5,224
  Gain on forgiveness of liabilities                   (99,369)              --
                                                 -------------    -------------

      TOTAL OTHER (INCOME) EXPENSES                    512,128          435,229
                                                 -------------    -------------

NET LOSS                                         $  (2,697,023)   $    (965,290)
                                                 =============    =============

BASIC AND DILUTED NET LOSS PER COMMON STOCK      $        (.02)   $        (.01)
                                                 =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                      111,616,151       78,719,909
                                                 =============    =============


See notes to condensed consolidated financial statements.

                                        NEW VISUAL CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                        FOR THE NINE MONTHS ENDED JULY 31, 2005
                                                      (UNAUDITED)


                                 Common Stock              Additional                                       Total
                       --------------------------------     Paid-In        Unearned      Accumulated    Stockholders'
                             Shares          Amount         Capital      Compensation      Deficit         Equity
                       -----------------------------------------------------------------------------------------------
Balance at November 1,
2004                         84,781,959   $     84,782   $ 55,031,976    $   (164,500)   $(55,191,174)   $   (238,916)

Issuance of common
stock for cash               10,289,026         10,289        824,811              --              --         835,100
Issuance of common
stock under consulting
agreements                    2,837,500          2,838        339,162        (342,000)             --              --
Issuance of common
stock for services            5,073,015          5,073        309,594         (18,000)             --         296,667
Issuance of common
stock to key employees
and directors                 2,750,000          2,750        449,750              --              --         452,500
Issuance of common
stock for conversion
of notes payable and
convertible debentures        6,556,836          6,557        981,790              --              --         988,347
Issuance of common
stock for liquidated
damages                         639,998            640         95,360              --              --          96,000
Issuance of common
stock for below market
issuance                         29,457             29          4,979              --              --           5,008
Issuance of common
stock in payment of
accounts payable and
accrued expenses                422,783            423         71,488              --              --          71,911
Issuance of common
stock in exchange for
surrender of convertible
preferred stock               4,651,163          4,651        739,535              --              --         744,186
Stock Options issued
for professional
services                             --             --        165,869        (165,869)             --              --
Warrants issued with
convertible debentures               --             --      1,883,559              --              --       1,883,559
Value assigned to
beneficial conversion                --             --      1,616,441              --              --       1,616,441
Warrants issued to
placement agent                      --             --        319,066              --              --         319,066
Warrants issued for
professional services                --             --         11,776         (11,776)             --              --
Stock offering costs                 --             --        (39,105)             --              --         (39,105)
Amortization of
unearned compensation
expense                              --             --             --         546,463              --         546,463

Net loss                             --             --             --              --      (4,859,592)     (4,859,592)
                       -----------------------------------------------------------------------------------------------
Balance at July 31,
2005                        118,031,737   $    118,032   $ 62,806,051    $   (155,682)   $(60,050,766)   $  2,717,635
                       ===============================================================================================


See notes to condensed consolidated financial statements.


                                                           5

                         NEW VISUAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                               For the Nine Months Ended
                                                                       July 31,
                                                                  2005           2004
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(4,859,592)   $(3,379,998)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Consulting fees and other compensatory elements of
        stock issuances                                         1,295,630      1,241,146
      Issuance of common stock for below market issuance            5,008             --
      Impairment of film in distribution                        1,009,777             --
      Amortization of unearned financing costs                         --         99,933
      Amortization of deferred financing costs                    120,934         41,802
      Amortization of film in production costs                     11,945        115,665
      Amortization on debt discount on notes                      941,531        316,669
      Depreciation                                                 24,492         13,105
      Gain on sale of property and equipment                      (20,000)            --
      Gain on exchange of redeemable series B
        preferred stock into common stock                         (55,814)            --
      Gain on conversion of accrued expenses
        into convertible notes payable                            (33,514)            --
      Gain on forgiveness of liabilities                          (99,369)            --
    Change in Assets (Increase) Decrease:
      Other current assets                                        (24,035)         1,673
      Other assets                                                 (2,790)          (399)
    Change in Liabilities Increase(Decrease):
      Accounts payable and accrued expenses                       (66,248)       219,951
                                                              -----------    -----------
      NET CASH USED IN OPERATING ACTIVITIES                    (1,752,045)    (1,330,453)
                                                              -----------    -----------
CASH USED IN INVESTING ACTIVITIES

  Acquisition of license                                               --        (95,000)
  Acquisition of property and equipment                           (11,161)            --
                                                              -----------    -----------
      NET CASH USED IN INVESTING ACTIVITIES                       (11,161)       (95,000)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                       --         45,636
  Proceeds from issuance of common stock                          835,100        379,500
  Offering costs related to stock issuances                            --        (14,075)
  Proceeds from convertible debentures                          3,500,000      1,350,000
  Proceeds from note payable                                           --         12,000
  Proceeds from convertible notes payable                         300,000             --
  Capitalized financing costs                                    (422,010)      (112,500)
  Repayments of convertible debentures                                 --       (300,000)
  Repayments of notes payable                                  (1,120,048)            --
  Repayments of convertible notes payable                        (401,540)      (250,000)
                                                              -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                 2,691,502      1,110,561
                                                              -----------    -----------

INCREASE (DECREASE) IN CASH                                       928,296       (314,892)

CASH - BEGINNING                                                  127,811        319,786
                                                              -----------    -----------

CASH - ENDING                                                 $ 1,056,107    $     4,894
                                                              ===========    ===========


                See notes to condensed consolidated financial statements.


                                            6

                        NEW VISUAL CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                             For the Nine Months Ended
                                                                     July 31,
                                                                2005           2004
                                                            ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                $     93,512   $      8,940
                                                            ============   ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for conversion of convertible
    debentures, notes payable and accrued interest          $    988,347   $    171,806
                                                            ============   ============
  Common stock issued for extension of convertible
    notes payable                                           $         --   $     15,992
                                                            ============   ============
  Accounts payable and accrued expenses satisfied by
    issuance of common stock                                $     71,911   $    130,011
                                                            ============   ============
  Common stock issued for accrued liquidated damages        $     96,000   $         --
                                                            ============   ============
  Accounts payable and accrued expenses converted
    to notes payable                                        $    439,162   $         --
                                                            ============   ============
  Stock offering costs                                      $     39,105   $         --
                                                            ============   ============
  Value assigned to beneficial conversion in
    connection with issuance of convertible debentures      $  1,616,441   $    772,104
                                                            ============   ============
  Value assigned to warrants issued to purchasers
    of convertible debentures                               $  1,883,559   $    577,896
                                                            ============   ============
  Value assigned to warrants issued to placement
    agent                                                   $    319,066   $    138,713
                                                            ============   ============
  Redeemable series B preferred stock exchanged
    into notes payable                                      $  2,392,000   $         --
                                                            ============   ============
  Redeemable series B preferred stock exchanged
    into common stock                                       $    800,000   $         --
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


                                           7

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1- PRINCIPLES OF CONSOLIDATION AND BUSINESS AND CONTINUED OPERATIONS

The condensed consolidated financial statements include the accounts of New Visual Corporation and its wholly owned operating subsidiaries, NV Entertainment, Inc. ("NV Entertainment") (including its 50% owned subsidiary Top Secret Productions, LLC), and NV Technology, Inc. (formerly New Wheel Technology, Inc.) ("New Wheel") (collectively, "New Visual" or the "Company"). All significant intercompany balances and transactions have been eliminated. The Company consolidates its 50% owned subsidiary Top Secret Productions, LLC due to the Company's control of management and financial matters of such entity.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("US GAAP"). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the financial statements and notes related thereto included in the Annual Report on Form 10-KSB of the Company for the year ended October 31, 2004.

These results for the three months and nine months ended July 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

GOING CONCERN
-------------

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the three months and nine months ended July 31, 2005, the Company incurred net losses of approximately $2,700,000 and $4,860,000, respectively, and as of July 31, 2005 had a working capital deficiency of approximately $3.1 million. In addition, management believes that the Company will continue to incur net losses and cash outflows from operating activities through at least the first half of 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue operating as a going concern is substantially dependent on its ability to generate operating cash flow through the execution of its business plan or secure funding sufficient to provide for the working capital needs of its business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results. During the nine months ended July 31, 2005, the Company raised approximately $4,213,000 in net proceeds from the sale of its debt and equity securities.

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

In addition, SOP-00-2 also requires that if an event or change in circumstances indicates that an entity should assess whether the fair value of a film is less than its unamortized film costs, then an entity should determine the fair value of the film and write-off to the statement of operations the amount by which the unamortized capital costs exceeds the film's fair value. During July 2005, the Company performed its review, and it was determined that the unamortized film costs exceeded the Film's fair value. The conclusion was based upon information the Company received from the film's distributor relating to lower than expected sales. As a result of this review, the Company wrote-down the remaining carrying value attributed to its Film In Distribution to $0. This resulted in an impairment of $1,009,777 which is included in the condensed consolidated statement of operations for the three months ended July 31, 2005.

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

Under a rights agreement with Lions Gate Entertainment ("LGE"), the domestic distributor for its Film entitled Step Into Liquid, the Company shares with LGE in the profits of the Film after LGE recovers its marketing, distribution and other predefined costs and fees. The agreement provides for the payment of minimum guaranteed license fees, usually payable on delivery of the respective completed film, that are subject to further increase based on the actual distribution results in the respective territory.

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

The Company has no amortization expense for the three months and nine months ended July 31, 2005 and 2004 for its capitalized software development costs.

SERIES B REDEEMABLE PREFERRED STOCK
-----------------------------------

Series B Redeemable Preferred Stock, which includes characteristics of both liabilities and equity, is classified as a long-term liability in accordance with the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." In April 2005, the Series B Redeemable Preferred Stock was cancelled in exchange for the issuance of common stock and a promissory note. See Note 5 for further discussion.

LOSS PER COMMON SHARE
---------------------

Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three months and nine months ended July 31, 2005 and 2004, no effect has been given to outstanding options, warrants or convertible debentures in the diluted computation, as their effect would be anti-dilutive.

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

                                                            For the Nine                 For the Three
                                                            Months Ended                  Months Ended
                                                              July 31,                      July 31,
                                                     --------------------------    --------------------------
                                                         2005           2004           2005           2004
                                                     -----------    -----------    -----------    -----------
Net loss, as reported                                $(4,859,592)   $(3,379,998)   $(2,697,023)   $  (965,290)

Add: Stock-based employee compensation
  expense included in reported net loss                       --             --        (20,915)            --

Less: Total stock-based employee compensation
  expense determined under the fair value-based
  method of all awards                                  (794,819)       (80,000)      (604,031)            --
                                                     -----------    -----------    -----------    -----------
Net loss, pro-forma                                  $(5,654,411)   $(3,459,998)   $(3,321,969)   $  (965,290)
                                                     ===========    ===========    ===========    ===========
Basic and Diluted Net Loss per Common Stock:

        As reported                                  $     (0.05)   $     (0.04)   $     (0.02)   $     (0.01)
                                                     ===========    ===========    ===========    ===========
        Pro-forma                                    $     (0.06)   $     (0.04)   $     (0.03)   $     (0.01)
                                                     ===========    ===========    ===========    ===========

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - FILM IN DISTRIBUTION

In April 2000, the Company entered into a joint venture production agreement to produce a feature length film ("Step Into Liquid") for theatrical distribution. The Company agreed to provide the funding for the production in the amount of up to $2,250,000 and, in exchange, received a 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to its initial investment of up to $2,250,000. As of July 31, 2005 the Company has funded a net of $2,335,101 for completion of the film. The film is currently in foreign and DVD distribution. Based upon information received from the Company's film distributor in January 2005, the Company recorded an impairment charge of $977,799 during the three months ended October 31, 2004 which reduced the carrying value of its film in distribution to $1,021,722. The impairment charge was due to higher than expected distribution costs and lower than expected average retail selling price for the DVD. In addition, based upon information received from the Company's film distributor in July 2005, which indicated that sales were lower than expected, the Company recorded an impairment charge of $1,009,777 during the three months ended July 31, 2005 which reduced the carrying value of its film in distribution to $0.

The Company recognized revenues of $10,360 and $26,558 for the three months and nine months ended July 31, 2005, respectively. The Company recognized revenues of $60,449 and $231,292 for the three months and nine months ended July 31, 2004, respectively. The Company had amortization expense of zero and $11,945 for the three months and nine months ended July 31, 2005, respectively. The Company had amortization expense of $29,451 and $115,665 for the three months and nine months ended July 31, 2004, respectively.

NOTE 4 - DEFERRED FINANCING COST

At July 31, 2005, deferred financing cost consists of costs incurred and warrants issued in connection with the sale of $3,500,000 of 2005 Debentures, $1,350,000 of 7% convertible debentures and a promissory note.

          Deferred financing cost                          $1,006,916
          Less: Accumulated amortization                     (199,361)
                                                           ----------
                    Deferred Financing Cost, net             $807,555
                                                           ==========

Amortization of deferred financing cost for the three months and nine months ended July 31, 2005 was $67,825 and $120,934, respectively. Amortization of deferred financing cost for the three months and nine months ended July 31, 2004 was $18,930 and $41,802, respectively.

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

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - EXCHANGE AGREEMENT (CONTINUED)

The Exchange Agreement provides that, subject to certain exceptions, if the Company, at any time prior to the payment in full of the amount due under the promissory note, issues common stock or securities convertible into or exercisable for shares of common stock at a price below the fair market value of the common stock or such securities (a "Below Market Issuance"), then the Company will issue to Zaiq additional shares of common stock in an amount that is determined in accordance with a formula that takes into consideration both the number of shares of common stock or other securities issued and the total consideration received by the Company in the Below Market Issuance. During the three months ended July 31, 2005, the Company issued 29,457 additional shares with a fair value of $5,008 to Zaiq as a result of a Below Market Issuance.

Under the terms of the agreements with Zaiq, a portion of the proceeds of any new financing consummated by the Company through the first anniversary of the agreement are to be applied to the prepayment of the note. See Note 8.

The conversion into common stock of the May 2005 debentures may require the Company to issue additional shares to Zaiq Technologies in the future in accordance with the anti-dilution provisions of the Exchange Agreement. Even if the Company determined that all of the shares issuable upon conversion of the debentures required anti-dilution adjustments, the resulting number of shares that would be issuable to Zaiq Technologies would not be material in relation to the number of shares that are outstanding as of July 31, 2005.


NOTE 6 - CONVERTIBLE NOTES PAYABLE

The Company entered into several convertible promissory note agreements with various trusts and individuals. The Company agreed to repay the principal and an additional amount equal to 50% of the principal on all notes below except for one note for $10,000 which accrues interest at the rate of 9% per annum. The notes are due when the Company reaches certain milestones from the distribution of its motion picture. These notes may be converted at any time, in whole or in part, into that number of fully paid and non-assessable shares of common stock at conversion prices ranging from $.33 to $1.00.

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

Twelve notes with outstanding principal of $280,000 and accrued interest of $10,798 were repaid in May and June 2005 from the proceeds of the private placement of the 2005 Debentures further discussed in Note 7.

The outstanding notes are summarized in the table below:

                                                              July 31, 2005
                                                              -------------
Note payable (1)                                               $   122,000
Notes payable (ten notes) (2)                                      478,000
Note payable, 9% interest (3)                                       10,000
Note payable (4)                                                   280,371
                                                               -----------
Total                                                              890,371

Less: current portion of convertible notes payable                (859,996)
                                                               -----------
Long term portion of convertible notes payable                 $    30,375
                                                               ===========

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

(1) Due when receipts received by the Company from the joint venture exceed $375,000.
(2) Due when receipts received by the Company from the joint venture exceed $2,250,000.
(3) Due when receipts received by the Company from the joint venture exceed $750,000.
(4) In March 2005, the Company issued in favor of the Company's executive vice president, a non-interest bearing convertible promissory note in the principal amount of $383,911. The convertible promissory note is payable in monthly installments, on the first day of each month, beginning on April 1, 2005. Each month, the Company must pay to the executive vice president an amount not less than the monthly base salary paid to the Company's chief executive officer. However, if the Company determines in its sole discretion that it has the financial resources available, it may pay up to $20,833 per month. The Company made payments of $87,915 and 103,540 during the three months and nine months ended July 31, 2005, respectively. The convertible promissory note may be converted at the option of the holder, at any time, in whole or in part, into shares of common stock at a conversion price per share equal to the closing price of the common stock on the Over-the-Counter Bulletin Board on the date of conversion.

NOTE 7 - CONVERTIBLE DEBENTURES

2005 DEBENTURES
---------------

On May 26, 2005, the Company completed a private placement to certain individual and institutional investors of $3,500,000 in principal amount of its three-year 7% Senior Secured Convertible Debentures (the "2005 Debentures"). All principal is due and payable on May 26, 2008. Commencing on the earlier of (i) July 30, 2005 or (ii) the effective date of the Registration Statement (as defined below), the 2005 Debentures are convertible into shares of Common Stock at a conversion price equal to the lower of (x) 70% of the 5 day volume weighted average price of the Company's Common Stock immediately prior to conversion or
(y) if the Company entered into certain financing transactions subsequent to the closing date, the lowest purchase price or conversion price applicable to that transaction. The Company received net proceeds of approximately $3.11 million, following repayment of offering related expenses. These offering related expenses were recorded as deferred financing costs and are being charged to interest expense over the three-year term of the 2005 Debentures.

The Company used a portion of those funds to repay the principal and accrued interest on notes payable and convertible notes payable (See Notes 6 and 8).

Interest on the 2005 Debentures accrues at the rate of 7% per annum and is payable on a bi-annual basis, commencing December 31, 2005, or on conversion and may be paid, at the option of the Company, either in cash or in shares of Common Stock. The Company may prepay the amounts outstanding on the 2005 Debentures by giving advance notice and paying an amount equal to 120% of the sum of (x) the principal being prepaid plus (y) the accrued interest thereon.

In connection with the issuance of the 2005 Debentures, the Company issued to the purchasers thereof warrants (the "Investor Warrants") to purchase shares of Common Stock, with warrants for 11,312,220 shares being exercisable through the last day of the month in which the first anniversary of the effective date of the Registration Statement occurs at a per share exercise price of $0.1547 and warrants for 22,624,430 shares being exercisable through the last day of the month in which the third anniversary of the effective date of the Registration Statement occurs at a per share exercise price of $0.3094.

Holders of the Investor Warrants, which become first exercisable on the earlier of (i) July 30, 2005 or (ii) the effective date of the Registration Statement, are entitled to exercise those warrants on a cashless basis following the first anniversary of issuance if the Registration Statement is not in effect at the time of exercise.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - CONVERTIBLE DEBENTURES (CONTINUED)

The gross proceeds of $3,500,000 were allocated 46.18% or $1,616,441 to the 2005 Debentures and 53.82% or $1,883,559 to the Investor Warrants. The effective conversion price of the 2005 Debentures was below the market price of the Common Stock at the issuance date, which resulted in a beneficial conversion feature of $1,616,441. In accordance with EITF 00-27 the amount allocated to the beneficial conversion feature was limited to the net proceeds of the offering less the value allocated to the Investor Warrants issued to the purchasers. The beneficial conversion feature and value assigned to the Investor Warrants were recorded as debt discounts and are being accreted as interest expense through the maturity date of the related debenture.

In connection with the issuance of the 2005 Debentures, the Company also issued to a placement agent warrants to purchase up to 5,656,108 shares of Common Stock (the "Compensation Warrants") valued at $319,066. This amount was recorded as a deferred financing cost and is being charged to interest expense over the term of the 2005 Debentures. Warrants to purchase up to 2,262,443 shares are exercisable through the last day of the month in which the third anniversary of the effective date of the Registration Statement occurs at a per share exercise price of $0.3094. Warrants to purchase up to 2,262,443 shares are exercisable through the last day of the month in which the third anniversary of the closing occurs at a per share exercise price of $0.3094. Warrants to purchase up to 1,131,222 shares are exercisable through the last day of the month in which the first anniversary of the effective date of the Registration Statement occurs at a per share exercise price of $0.1547. The Compensation Warrants are otherwise exercisable on substantially the same terms and conditions as the Investor Warrants.

To secure the Company's obligations under the 2005 Debentures, the Company granted a security interest in substantially all of its assets, including without limitation, its intellectual property, in favor of the investors under the terms and conditions of a Security Interest Agreement dated as of the date of the 2005 Debentures. The security interest terminates upon the earlier of (i) the date on which less than one-third of the original principal amount of the 2005 Debentures issued on the closing date are outstanding or (ii) payment or satisfaction of all of the Company's obligations under the Loan Agreement.

A registration statement (the "Registration Statement") covering the Common Stock issuable upon conversion of the 2005 Debentures, the Investor Warrants and the Compensation Warrants referred to above was filed during July 2005 and subsequently declared effective on August 1, 2005.

As a result of obtaining the 2005 Debentures, 1,000,000 stock options granted to each of the Company's chief executive officer and executive vice president in April 2005 became fully vested and non-forfeitable, as discussed in Note 9.

The 2005 Debentures are summarized below:

                                 Principal     Unamortized     Net carrying
                                  Amount      Debt Discount       Value
                                ----------    ------------     -----------
     Long term portion          $3,500,000     $ 3,289,234      $ 210,766

7% DEBENTURES
-------------

In December 2003, April 2004 and May 2004, the Company completed a private placement to certain private and institutional investors of $1,350,000 in principal amount of its three-year 7% Convertible Debentures (the "7% Debentures"). All principal is due and payable three years from the issuance date.

During the three months ended January 31, 2005, $199,450 of principal of 7% Debentures plus accrued interest of $12,264 were converted into 1,411,428 shares of the Common Stock. During the three months ended April 30, 2005, $383,050 of principal of 7% Debentures plus accrued interest of $28,212 were converted into 2,741,747 shares of Common Stock. During the three months ended July 31, 2005, $325,000 of principal of 7% Debentures plus accrued interest of $32,860 were converted into 2,385,804 shares of the Common Stock leaving a principal balance of $125,000.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - CONVERTIBLE DEBENTURES (CONTINUED)

The 7% Debentures are summarized below:

                                 Principal     Unamortized     Net carrying
                                  Amount      Debt Discount       Value
                                ----------    ------------     -----------
     Long term portion           $ 125,000      $ 58,110        $ 66,890

The remaining 7% Debentures outstanding at July 31, 2005 were originally issued in December 2003 and are due and payable in December 2006.

NOTE 8 - NOTES PAYABLE

The Company has the following notes payable outstanding at July 31, 2005:

Note payable (five individual notes with identical terms),
   unsecured, 6% interest, due on demand with three days notice   $   256,886
Note payable, 10% interest, unsecured, due on demand with
   three days notice (1)                                              333,424
Note payable (2)                                                       12,000
Note payable (3)                                                    2,027,203
                                                                  -----------
Total                                                             $ 2,629,513
Less: current portion of notes payable                             (2,196,976)
                                                                  -----------
Long term portion of notes payable                                $   432,537
                                                                  ===========

(1) Outstanding principal of $150,000 was paid in June 2005 from the proceeds of the private placement of the 2005 Debentures further discussed in Note 7.

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

(3) In April 2005, the Company issued its promissory note in connection with the cancellation of the Series B Redeemable Preferred Stock (see Note 5) which bears interest at the rate of 7% per annum compounded quarterly. The principal amount of the promissory note and interest accrued thereon is due and payable in four equal quarterly installments beginning on the first anniversary of the date of the promissory note. Unless an event of default has occurred and is continuing, the principal amount of the promissory note decreases by $797,333 on each of the six-month and twelve-month anniversaries of the date of the promissory note. The Company is required to pay to the holder 10% of the proceeds of any new financing consummated within 90 days of the date of the promissory note and 20% of the proceeds of any new financing consummated thereafter through the first anniversary of the promissory note in prepayment of the amount due under the promissory note. The Company has the right to prepay the outstanding principal amount of the promissory note and any accrued interest thereon in whole or in part without penalty or premium at any time. During the three months ended July 31, 2005, principal of $364,797 and interest of $27,983 were repaid from the proceeds of new financings to comply with the mandatory payment provisions of the promissory note.

In May and June 2005, three notes with outstanding principal of $605,251 and accrued interest of $43,931 were repaid from the proceeds of the private placement of the 2005 Debentures further discussed in Note 7.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES DURING THE NINE MONTHS ENDED JULY 31, 2005:
------------------------------------------------------------------

During the nine months ended July 31, 2005, the Company issued:

     o 10,829,026 shares Common Stock to various investors for cash proceeds of $835,100;
     o 5,073,015 shares of Common Stock for various services valued at $314,667;
     o 422,783 shares of Common Stock in payment of accounts payable and accrued expenses of $71,911;
     o 2,837,500 shares of Common Stock for consulting services valued at $342,000;
     o 6,556,836 shares of Common Stock for converted promissory notes and accrued interest valued at $988,347;
     o 639,998 shares of Common Stock as penalty for delayed filing/effectiveness of a registration statement valued at $96,000;
     o 2,750,000 shares of Common Stock to various employees and directors valued at $452,500;
     o 4,651,163 shares of Common Stock with a fair value of $744,186 in exchange for the surrender of Series B Redeemable Preferred Stock valued at $800,000. The Company recognized a gain of $55,814 on the transaction (See Note 5).
     o 29,457 shares of Common Stock in connection with a Below Market Issuance valued at $5,008 (See Note 5).

OPTIONS GRANTED
---------------

In April 2005, the Company issued to each of its Chief Executive Officer and Executive Vice President, 1,000,000 shares of Common Stock, and performance based options to purchase 7,000,000 shares of restricted Common Stock at an exercise price of $0.17, which was equal to the closing price of the Common Stock on the Over-the-Counter Bulletin Board on the date of grant. Options to purchase 1,000,000 shares of restricted Common Stock vested upon the Company's consummation of the sales of the 2005 Debentures and options to purchase 6,000,000 shares of restricted Common Stock vest upon the Company's release of a beta version of its semiconductor technologies.

As the closing price of Common Stock at July 31, 2005 was below the exercise price of these options and therefore the intrinsic value was $0, previously recorded expense of $20,915 was reversed during the three months ended July 31, 2005.

OPTIONS EXPIRED, CANCELLED AND FORFEITED
----------------------------------------

During the nine months ended July 31, 2005, options to purchase 1,026,250 shares of Common Stock expired.

During the nine months ended July 31, 2005, options to purchase 2,325,000 shares of Common Stock were cancelled.

During the nine months ended July 31, 2005, options to purchase 925,000 shares of Common Stock were forfeited due to employee terminations.

WARRANTS EXPIRED
----------------

During the nine months ended July 31, 2005, warrants to purchase 800,000 shares of the Company's Common stock expired.

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

On July 26, 2005, the Company signed an amendment to its development agreement with HelloSoft that defines and prices the next two phases of the technology development. The Company will expend $445,000 on Phase II and $350,000 on Phase
III. Half of Phase II, or $222,500, was paid to HelloSoft on July 26, 2005, in the form of restricted common stock issued at a discount of 25% to the closing price of common stock on that date, and the other $222,500 will be paid to them in cash when they complete Phase II. The restricted common stock issued to HelloSoft was valued at $296,667 and recorded as research and development expense. When HelloSoft commences Phase III, the Company will issue to them $175,000 worth of restricted common stock, and the other $175,000 will be paid to them in cash when they complete Phase III. Phase III will be deemed complete when HelloSoft releases the completed product in its beta form to the Company. The Company projects that this will occur in the fourth quarter of 2005.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

NET LOSS PER SHARE
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

2005 Debentures and accrued interest                           74,569,774
Warrants to purchase common stock                              50,812,757
Options to purchase common stock                               16,893,750
Convertible notes payable and accrued interest                  5,984,803
7% convertible debentures and accrued interest                    931,690
                                                              -----------
               Total as of July 31, 2005                      149,192,774


Substantial issuance after July 31, 2005 through September 12, 2005:

Issuance of common stock for converted debentures
   and accrued interest                                        43,061,419
Issuance of common stock for liquidated damages                   163,333

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEGAL DISPUTES
--------------

During the quarter ended July 31, 2004, the Company was served with the following three summonses and complaints, each filed on July 30, 2004 in the Superior Court of California (San Diego County):

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

The Company was served with the following additional summons and complaint, filed on July 30, 2004 in the Superior Court of California (San Diego County):
Gerald Handler, Trustee of the Gerald and Judith Handler Trust and Trustee of the Handler Children Trust, and Wayne Lill Jr., Trustee of the Wayne Lill Trust dated 12-22-99 v. New Visual Corporation, New Visual Entertainment, Inc., Top Secret Productions, LLC and Does 1 through 20. The plaintiffs sought money damages in the aggregate of amount of $375,000, plus interest; an order avoiding alleged fraudulent transfers; an injunction against disposition of allegedly fraudulently transferred monies; the appointment of a receiver; a writ of attachment and imposition of a constructive trust.

According to their terms, each of the convertible promissory notes underlying these claims becomes due and payable upon our receipt of a specified amount of distributions from our Film and is payable out of those distributions that we have actually received. The convertible promissory notes underlying these claims were converted by the plaintiffs into shares of our common stock in March 2002.

The Company filed an answer to the complaints denying all allegations.

In July 2005 the legal proceedings were dismissed with prejudice upon the issuance in favor of the plaintiffs of an irrevocable letter of credit in the maximum amount of $300,000 by a non-related third party. The Company has no reimbursement obligation with respect to the letter of credit.

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 12 - SEGMENT INFORMATION

Summarized financial information concerning the Company's reportable segments is shown in the following table:

For the nine months ended July 31, 2005:

                         Telecommunications  Entertainment
                               Business        Business       Unallocable         Totals
                         -----------------------------------------------------------------
Net Sales- domestic         $        --      $    20,258      $        --      $    20,258
                         =================================================================

Net Sales - foreign         $        --      $     6,300      $        --      $     6,300
                         =================================================================

Operating (Loss) Income     $    (5,999)     $(1,026,843)     $(2,726,187)     $(3,759,029)
                         =================================================================

Depreciation                $     5,999      $    18,493      $        --      $    24,492
                         =================================================================
Total Identifiable
   Assets at
   July 31, 2005            $ 6,569,097      $        --      $ 1,098,350      $ 7,667,447
                         =================================================================

For the nine months ended July 31, 2004:

                         Telecommunications  Entertainment
                               Business        Business       Unallocable         Totals
                         -----------------------------------------------------------------
Net Sales - domestic        $        --      $    74,382      $        --      $    74,382
                         =================================================================

Net Sales - foreign         $        --      $   156,910      $        --      $   156,910
                         =================================================================

Operating (Loss) Income     $  (326,500)     $     8,990      $(2,326,180)     $(2,643,690)
                         =================================================================

Depreciation                $     2,829      $    10,276      $        --      $    13,105
                         =================================================================
Total Identifiable
   Assets at
   July 31, 2004            $ 5,923,761      $ 2,071,579      $    23,788      $ 8,019,128
                         =================================================================

For the three months ended July 31, 2005:

                         Telecommunications  Entertainment
                               Business        Business       Unallocable         Totals
                         -----------------------------------------------------------------
Net Sales - domestic        $        --      $    10,360      $        --      $    10,360
                         =================================================================

Net Sales - foreign         $        --      $        --      $        --      $        --
                         =================================================================

Operating Income (Loss)     $    (4,100)     $(1,014,300)     $(1,166,495)     $(2,184,895)
                         =================================================================

Depreciation                $     4,100      $    13,297      $        --      $    17,397
                         =================================================================
Total Identifiable
   Assets at
   July 31, 2005            $ 6,569,097      $        --      $ 1,098,350      $ 7,667,447
                         =================================================================

                     NEW VISUAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 12 - SEGMENT INFORMATION (CONTINUED)

For the three months ended July 31, 2004:

                         Telecommunications  Entertainment
                               Business        Business       Unallocable         Totals
                         -----------------------------------------------------------------
Net Sales - domestic        $        --      $        --      $        --      $        --
                         =================================================================

Net Sales - foreign         $        --      $    60,449      $        --      $    60,449
                         =================================================================

Operating Income (Loss)     $  (153,939)     $     4,558      $  (380,680)     $  (530,061)
                         =================================================================

Depreciation                $       835      $     3,487      $        --      $     4,322
                         =================================================================

Total Identifiable
   Assets                   $ 5,923,761      $ 2,071,579      $    23,788      $ 8,019,128
                         =================================================================


NOTE 13 - SUBSEQUENT EVENTS

STOCK ISSUANCES

From August 1, 2005 to September 12, 2005 we issued securities as follows:

In August 2005, we issued:

     (i) 163,333 shares of Common Stock for liquidated damages valued at $2,450.
     (ii) 36,095,935 shares of Common Stock for converted debentures and interest valued at $1,036,625.

In September 2005, we issued 6,965,484 shares of Common Stock for converted debentures and interest valued at $179,613.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our financial statements and the notes thereto included elsewhere herein.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Throughout this quarterly report on Form 10-QSB, we make forward-looking statements that are based upon our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as "if," "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

We caution readers that forward-looking statements are only predictions, based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. We caution readers not to rely on those forward-looking statements, which reflect management's analysis only as of the date of this quarterly report. We undertake no obligation to revise or update any forward-looking statement for any reason.

OVERVIEW

We are developing advanced transmission technology to enable data to be transmitted across copper telephone wire at speeds and over distances that exceed those offered by leading digital subscriber line (DSL) technology providers. We intend to market this novel technology to leading equipment makers in the telecommunications industry. Our technology is being designed to substantially increase the capacity of existing copper telephone networks, allowing telephone companies to provide enhanced video, data and voice services over the existing copper telecommunications infrastructure. The proprietary equipment, components and related technologies and semiconductor hardware and software products that we are designing, developing and testing will be referred to throughout this quarterly report as the "Semiconductor Technologies."

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


FILM. We have recognized revenues of approximately $694,000 from the feature-length documentary, STEP INTO LIQUID (the "Film") from its release through July 31, 2005. The Film has completed its domestic theater run grossing approximately $3.7 million in box office revenues, according to the Film's distributor. For the nine months ended July 31, 2005, the Company received revenue distributions in the aggregate amount of approximately $26,558. The Film is currently being distributed to foreign markets. The DVD was released domestically in April 2004 and the cable TV release occurred in October 2004. The broadcast television release is presently scheduled for summer 2005. The Film's foreign theatrical run began in Australia and New Zealand in January 2004 and will continue throughout 2005 in Japan, Brazil, Norway and Sweden. References to our business relating to the Film will sometimes be referred to in this quarterly report as our "Entertainment Business."

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

At the present time, we are working to complete a commercially deployable version of the chipset containing the Semiconductor Technologies. This process involves several steps. Initially, we will need to complete a beta version of the chipset of the Semiconductor Technologies for evaluation by potential customers and industry partners. We estimate we will complete this step in December 2005. We plan to present this beta version to a select base of potential customers and equipment providers for use in limited deployments. Once this stage is completed, we intend to complete a version that is more suitable to high volume, low cost production. We believe that the process of commercialization will entail extensive field testing and pilot deployments with selected telecommunications equipment providers to arrive at a commercially deployable version. The complexity of the Semiconductor Technologies could result in unforeseen delays or expense.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2005 AND THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2004

REVENUES. Revenues for the three months and nine months ended July 31, 2005 were $10,360 and $26,558, respectively, and were attributable to our Entertainment Business. Revenues for the corresponding periods in 2004 were $60,449 and $231,292, respectively, from our Entertainment Business.

COST OF SALES. Cost of sales for the three months and nine months ended July 31, 2005 were $0 and $11,945, respectively, and represent the amortization of film cost for the Film. Cost of sales for the corresponding periods in 2004 were $29,451 and $115,665, respectively. The decrease for the three months and nine months ended July 31, 2005 when compared with corresponding periods in 2004 was a result of lower revenues generated from the Film as cost of sales are directly related to the revenues recognized under SOP-00-2.

OPERATING EXPENSES. Operating expenses included research and development expenses in connection with the Semiconductor business, compensatory element of stock issuances, selling, general and administrative expenses, the costs of settlement of litigation, and the impairment of Film in Distribution. Total operating expenses increased by 272% to $2,195,255 for the three months ended July 31, 2005 from $590,510 for the three months ended July 31, 2004. This increase is primarily due to the impairment recorded on the Film in Distribution ($1,009,777), higher research and development expenses ($296,667), and higher selling, general and administrative expenses ($327,752). Selling, general and administrative expenses increased by 58% during the same period primarily as a result of commission payments for services in connection with the placement of the 2005 Debentures. Research and development expenses increased to $296,667 for the three months ended July 31, 2005 as we continue to use stock for compensation purposes in connection with our development agreement with HelloSoft.

Total operating expenses increased by 32% to $3,785,587 for the nine months ended July 31, 2005 from $2,874,982 for the nine months ended July 31, 2004. This increase is primarily due to the impairment recorded on the Film in Distribution ($1,009,777) and stock issued in connection with our development agreement with HelloSoft ($296,667), offset by reductions in selling, general and administrative expenses ($289,172). Selling, general and administrative expenses decreased 11% to $2,460,145 during the same period primarily due to a decrease in headcount in administrative personnel, including the elimination of executive level positions and lower compensation expense related to issuing stock for services.

OTHER (INCOME) EXPENSES. Other income for the three months and the nine months ended July 31, 2005 was attributable primarily to the gain on sale of property and equipment, gain on forgiveness of liabilities, and gain on exchange, including conversion of certain Company liabilities into the Company's Common Stock. Other expenses included primarily interest expense and amortization of deferred financing costs. Interest expense increased 32% and 99% for the three months and the nine months ended July 31, 2005 when compared with the same period in 2004 primarily as a result of the issuance of $3,500,000 principal amount of the 2005 Debentures in May 2005 and additional short-term financing obtained during fiscal year 2004, which remained outstanding during 2005. Increase in amortization of deferred financing costs by 258% and 189% for the three months and nine months ended July 31, 2005 when compared with the same period in 2004 was a result of higher amortization of the Compensation Warrants and other financing costs primarily related to the 2005 Debentures.

NET LOSS. For the three months ended July 31, 2005, the net loss increased $1,731,733 or 179% from $965,290 to $2,697,023 primarily due to the impairment recorded on the Film in Distribution ($1,009,777), higher research and development expenses related to stock issuances ($296,667), higher selling, general and administrative expenses ($327,752), and higher interest costs, including amortization expenses ($181,492), offset by a gain on the forgiveness of liabilities ($99,369). For the nine months ended July 31, 2005, the net loss increased $1,479,594 or 44% from $3,379,998 to $4,859,592 primarily due to the impairment recorded on the Film in Distribution ($1,009,777), an increase in research and development expenses ($293,720), and higher interest costs, including amortization expenses ($666,972), offset by reductions in selling, general and administrative expenses ($289,172), cost of sales ($103,720), and other gains.


LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $1,056,107 as of July 31, 2005 compared to $127,811 at October 31, 2004. As discussed below, in May 2005, the Company raised net proceeds of approximately $3.11 million from the private placement of certain of its securities.

Net cash used in operating activities was $1,752,045 for the nine months ended July 31, 2005 compared to $1,330,453 for the same period in 2004. The increase in cash used by operations is primarily attributable to a larger net loss during the nine months ended July 31, 2005 as compared to the nine months ended July 31, 2004 as well as changes in the outstanding balance of accounts payable and accrued expenses.

Net cash used in investing activities for the nine months ended July 31, 2005 was $11,161 compared to $95,000 for the nine months ended July 31, 2004. Net cash used in investing activities was primarily the result of the acquisition of property and equipment of $11,161 in 2005 and the acquisition of license of $95,000 in 2004.

Net cash provided by financing activities was $2,691,502 for the nine months ended July 31, 2005. This compares to $1,110,561 for the nine months ended July 31, 2004. Cash provided by financing activities during the first nine months of 2005 and 2004 primarily consisted of proceeds from issuance of Common Stock, proceeds from issuance of notes payable, convertible notes payable, and convertible debentures. The increase in cash provided by financing activities during the nine months ended July 31, 2005 as compared to the nine months ended July 31, 2004 is primarily due to the proceeds from the 2005 Debentures as discussed below, offset by the subsequent repayments of notes payable.

Since inception, we have funded our operations primarily through the sale of our Common Stock and debt securities. Our recent financings are discussed below.

In May 2005, we sold $3,500,000 aggregate principal amount of our senior secured 7% convertible debentures and warrants, receiving net proceeds of approximately $3.11 million after the payment of offering related fees and expenses (the "2005 Debentures").

In December 2004, we entered into a loan agreement with an institutional investor pursuant to which we borrowed $300,000. The outstanding principal and accrued interest on this loan was repaid in May 2005 from the proceeds of the 2005 Debentures.

In September 2004, we entered into a loan agreement with an institutional investor/stockholder pursuant to which we borrowed $250,000. The principal amount of the loan and any accrued and unpaid interest was originally due and payable on March 24, 2005 and was subsequently extended to May 31, 2005. The outstanding principal and accrued interest on this loan was repaid in May 2005 from the proceeds of the 2005 Debentures.

In December 2003, April 2004 and May 2004, we raised net proceeds of approximately $888,650 from the private placement to certain private and institutional investors of our three year 7% Convertible Debentures.

As of July 31, 2005, we had cash of $1,056,107. Although management believes funds on hand will enable us to meet our liquidity needs through December 31, 2005, we will require additional funds to continue to meet our liquidity needs and satisfy our current business plan. It is likely that we will need to raise additional funds to pay existing current liabilities as they come due, as well as to meet our operating requirements, prior to the receipt of revenues from our Semiconductor Technologies. Certain provisions of the 2005 Debentures may impair our ability to raise funds by selling our equity securities. For example, until the dollar amount of outstanding 2005 Debentures is 1/3 or less of $3.5 million, in most cases we cannot issue securities with a variable conversion or exercise price. In addition, until February 1, 2006, in most cases we cannot issue securities to an investor where the investor receives registration rights.

We may not be successful in our efforts to raise additional funds. Even if we are able to raise additional funds through the issuance of debt or other means, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Even after our product is ready to ship, we do not yet know what payment terms will be required by our customers or if our product will be successful. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. Our auditors have included a "going concern" qualification in their auditors' report for the year ended October 31, 2004. Such a "going concern" qualification may make it more difficult for us to raise funds when needed.

Additional equity financings may be dilutive to holders of our Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2005, the Securities and Exchange Commission issued release number 33-8568, AMENDMENT TO RULE 4-01(A) OF REGULATION S-X REGARDING THE COMPLIANCE DATE FOR STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 (REVISED 2004), SHARE BASED PAYMENT. This release delays the date for compliance with Statement of Financial Accounting Standards No. 123 (Revised 2004), SHARE BASED PAYMENT ("Statement 123R") to the registrant's first interim or annual reporting period beginning on or after December 15, 2005. Statement 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and no longer allows companies to apply the intrinsic value based method of accounting for stock compensation described in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. In accordance with this amendment, the Company will adopt SFAS No. 123R as of the beginning of the Company's interim reporting period that begins on February 1, 2006. The transitional provisions of SFAS 123R are not expected to have a material effect on the Company's consolidated financial position or results of operations as substantially all outstanding equity instruments are expected to vest on or prior to January 31, 2006. The Company will utilize the fair value method for any future instruments after the implementation date.

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

ITEM 3.  CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15e promulgated under the Exchange Act as of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a significant deficiency in the internal controls. However, at this time management has decided that considering the employees involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation are low and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of the business increases and sufficient capital is secured, it is the Company's intention to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

During the period covered by this quarterly report, the Company was a defendant in legal proceedings filed in July 2004 in the Superior Court of California, the details of which were previously disclosed in the Company's quarterly report on Form 10-QSB for the quarter ended April 30, 2005.

In May 2005, the Plaintiffs in the above proceeding withdrew with prejudice the complaints that they filed upon the issuance in their favor by a commercial bank of an irrevocable letter of credit in the maximum amount of $300,000. The letter of credit was commissioned by a non-related third party. The Company has no reimbursement obligation with respect to the letter of credit.

ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS.

During the three months ended July 31, 2005, the Company issued unregistered securities as follows:

     o issued 437,500 shares of Common Stock to various investors for aggregate cash proceeds of $35,000;
     o issued 4,944,444 shares of Common Stock for services rendered that were valued at $296,667; and
     o issued 29,457 shares of Common Stock in connection with a Below Market Issuance valued at $5,008.

All of the securities issued in the transactions described above were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act. Appropriate legends were affixed to the share certificates issued in all of the above transactions. The Company believes the recipients were all "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in its common stock. All recipients had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions described above involved general solicitation or advertising.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company submitted the following matters to a vote of its shareholders at its annual meeting, which was held July 27, 2005:

(a) The Company's shareholders were asked to vote for the election of Brad Ketch, Ray Willenberg, Jr., Thomas J. Cooper and Jack L. Peckham to the Board of Directors of the Company. The nominees were all elected pursuant to the following votes:

                                  FOR           WITHHELD
                                  ---           --------
Election of Directors:
  Brad Ketch                   67,162,797      1,499,953
  Ray Willenberg, Jr.          66,945,996      1,716,754
  Thomas J. Cooper             67,350,306      1,312,444
  Jack L. Peckham              67,359,082      1,303,668


(b) The Company's shareholders were asked to ratify the selection of Marcum and Kliegman LLP as the Company's independent auditors for the fiscal year ending October 31, 2005. The shareholders ratified the selection of the independent auditors by the following votes:

                                  FOR            AGAINST          ABSTAIN
                                  ---            -------          -------
                               68,005,736        511,264          145,750

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

10.1 Form of Securities Purchase Agreement dated as of May 26, 2005, among New Visual Corporation and certain investors (incorporated by reference to Exhibit
10.1 of the Company's Current Report on Form 8-K dated June 1, 2005 (the "June1, 2005 8-K").

10.2 Form of Registration Rights Agreement dated as of May 26, 2005, among New Visual Corporation and certain investors (incorporated by reference to Exhibit
10.2 of the June 1, 2005 8-K).

10.3 Security Interest Agreement dated as of May 26, 2005 among the Company, certain specified investors, as secured parties, and Krieger and Prager, as agent for the secured parties (incorporated by reference to Exhibit 10.3 of the June 1, 2005 8-K).

31. Rule 13a-14(a) / 15d-14(a) Certification

32. Section 1350 Certification

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NEW VISUAL CORPORATION


DATED: September 14, 2005                 BY: /S/ BRAD KETCH
                                             -------------------------------
                                          BRAD KETCH
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                          (PRINCIPAL EXECUTIVE, FINANCIAL AND
                                          ACCOUNTING OFFICER AND AUTHORIZED
                                          SIGNATORY)