Form 10KSB
period 2005-10-31
Rim Semiconductor CO
filed 2006-01-30
CIK 1026595

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 2005

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____ to _____

                        COMMISSION FILE NUMBER: 000-21785

                            Rim Semiconductor Company
                 (Name of small business issuer in its charter)


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

           SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                          Common Stock, $.001 Par Value
          -------------------------------------------------------------

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Issuer's revenues for the fiscal year ended October 31, 2005: $39,866

         The aggregate market value of common stock held by non-affiliates of the registrant as of January 24, 2006 was $6,913,778 (based on the last reported sale price of $0.0266 per share on January 24, 2006).

         The number of shares of the issuer's common stock outstanding as of January 24, 2006 was 265,663,656.

         DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's definitive Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 9, 10, 11, 12 and 14.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                            RIM SEMICONDUCTOR COMPANY
                        2005 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                               2

ITEM 2.  DESCRIPTION OF PROPERTY                                              15

ITEM 3.  LEGAL PROCEEDINGS                                                    15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  15

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS             16

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            17

ITEM 7.  FINANCIAL STATEMENTS                                                 25

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                             25

ITEM 8A. CONTROLS AND PROCEDURES                                              25

ITEM 8B. OTHER INFORMATION                                                    25

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                    26

ITEM 10. EXECUTIVE COMPENSATION                                               26

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS                                      26

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       26

ITEM 13. EXHIBITS                                                             26

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES                                 30

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

         Rim Semiconductor Company (the "Company, "we," "our" or "us") is developing advanced transmission technology products to enable data to be transmitted across copper telephone wire at speeds and over distances that exceed those offered by leading DSL technology providers. In September 2005, the Company changed its name from New Visual Corporation to Rim Semiconductor Company. Our common stock trades on the OTC Bulletin Board under the symbol RSMI. Our corporate headquarters are located at 305 NE 102nd Avenue, Portland, Oregon 97220 and our telephone number is (503) 257-6700.

         Our initial chipset in a planned family of transport processors, the Embarq(TM) E30 (Release 1.3) digital signal processor, was made available to prospective customers for evaluation and testing in the first quarter of fiscal 2006. We are presently working on Release 1.4 of the E30 and Release 1.1 of the Embarq(TM) E20 analog front end. We market this novel technology to leading equipment makers in the telecommunications industry. Our products are designed to substantially increase the capacity of existing copper telephone networks, allowing telephone companies, office building managers, and enterprise network operators to provide enhanced and secure video, data and voice services over the existing copper telecommunications infrastructure.

         We expect that system-level products that use our technology will have a significant advantage over existing system-level products that use existing broadband technologies, such as digital subscriber line (DSL), because such products will transmit data faster, and over longer distances. We expect products using our technology will offer numerous advantages to the network operators that deploy them, including the ability to support new services, the ability to offer existing and new services to previously unreachable locations in their network, reduction in total cost of ownership, security and reliability.

OUR TELECOMMUNICATIONS BUSINESS

THE BROADBAND BOTTLENECK

         In recent years, demand has increased significantly for high-speed access to multimedia information and entertainment content. Telephone companies, office building managers, and enterprise network operators (together, "service providers") satisfy this demand by offering a mix of voice, video and data services to homes, businesses and governmental locations (together, "service subscribers") . These subscribers are increasingly seeking high-speed broadband access in order to take advantage of the dramatic growth of the Internet and increased use of the World Wide Web for communicating and accessing information, e-commerce, and bandwidth-intensive applications such as video-conferencing, gaming, data-mining, image processing, distance learning, streaming audio/video, multimedia broadcasting, telecommuting and networking between branch offices. Rapid growth in the number of Internet users and the amount of bandwidth that each user requires has created bottlenecks on existing communications networks, especially over the "last mile" of the legacy communications infrastructure. The "last mile" generally refers to the connection between the edge of the high-capacity service provider network and the device or premises of the service subscriber. Generally speaking, the "last mile challenge" refers to the bottleneck that occurs where the high-speed capability of the fiber optic network meets the low-speed capacity of the local copper-based network.

         As the volume of data has increased, service subscribers have become increasingly dissatisfied with the performance of telephone dial-up connections that are typically limited to data rates of 28.8 kilobits per second ("kbps") to 56 kbps. At the same time, service providers and content developers are offering more and more data-intensive applications, thus stimulating demand for bandwidth. Businesses also are seeking faster access to broadband content as the convergence of voice, video and data, and increasing volumes of electronic traffic, have placed new demands on existing technologies and infrastructures.

         In response to the challenge to provide high-speed access for both consumers and businesses, service providers have been upgrading their networks so as to significantly increase data transmission speeds beyond the 56 kbps capacity. Nonetheless, given the nature of the copper based networks, the increased data transmission speeds do not approach those needed to address the burgeoning demand. Our products are designed to increase data transmission speeds on the existing copper-based network to satisfy this demand.

BROADBAND OPPORTUNITIES OVER METALLIC MEDIA

         We believe the value of the existing copper-based telephone network is directly related to the amount of data that it can deliver. We also believe there are substantial business opportunities for companies that can develop technologies that increase the data-bearing capability, or bandwidth of this network, enabling telephone network operators to increase their offering of services and reduce the cost of network upgrades. Worldwide, this network contains over 950 million copper lines, and currently delivers to end users most of the world's telephone traffic and much of its broadband access. Virtually every home, business and governmental location in the United States, Europe and East Asia is served with an existing copper wire connection.

         But the existing copper wire connections were not engineered by service providers to support high speed data. Originally buried in the ground or strung on aerial cables to only carry voice calls, these wires are ill-suited to carrying high speed data. The single most important technical limitation is that the amount of data that a given piece of copper wire is capable of bearing reduces as a function of its length. Thus, shorter wires can support higher data rates, and longer wires must support lower data rates. This lack of suitability has been the largest driving force behind the telephone companies' recent capital investments in new fiber optic and wireless "last mile" networks. When either of these technologies are introduced into a previously copper-based network, the copper wires are either shortened or eliminated entirely. While the introduction of our technologies are not likely to completely eliminate the need for fiber optics or for wireless deployments, we believe that it could reduce or forestall them. Such reduction or delay positively reduces the capital expenditures of the service providers. Thus, we believe that the existing worldwide copper wire base offers significant advantages over these alternative networks as a medium for providing broadband access, and that telephone companies adopting our technologies will enjoy these benefits:

         LOW COST DEPLOYMENT. First, these solutions enable the service provider to leverage a huge existing infrastructure, avoiding the high costs associated with replacing the local loop with fiber, laying new cable or upgrading existing cable connections, or deploying relatively new wireless or satellite communications technologies. Because our technology uses the existing local loop, they can be less expensive to deploy than other high-speed data transmission technologies.

         LIMITED SERVICE DEGRADATION AND IMPROVED SECURITY OVER ALTERNATIVE TECHNOLOGIES. In contrast to cable delivery systems, our technology is a point-to-point technology that connects the end user to the service provider's central office or to an intermediate hub over copper wire. Our technology therefore does not encounter service degradation as other subscribers are added to the system, and also allows a higher level of security. Alternative technologies, such as cable, are shared systems and may suffer degradation and increased security risk as the number of end users on the system increases.

         RAPID DEPLOYMENT. Because virtually every home and business in the United States, Europe and East Asia have existing copper telephone wire connections, copper wire-based broadband solutions can be rapidly deployed to a large number of potential end users.

OUR PRODUCT LINE

         We are developing an advanced transmission technology to enable data to be transmitted across copper telephone wire at faster speeds and over greater distances than is presently offered by leading digital subscriber line (DSL) technology providers. Our technology, using the name Embarq(TM), offers significant improvements over existing broadband technologies by:

         o optimizing the bandwidth used and taking advantage of dynamic changes in the available signal to noise ratio ("SNR"). Bandwidth is maximized by dynamically operating as close as possible to the theoretically available bandwidth, specifically by taking advantage of dynamic improvements in the SNR. Telephone wiring has a static, known function of attenuation versus frequency, while there are dynamic characteristics that present both significant and exploitable dynamic changes during transmission;

         o utilizing offset quadrature amplitude modification (OQAM), large subchannel sizes, short frame sizes and other data manipulation techniques; and

         o processing ethernet based data traffic in a more efficient way.

Our solution takes advantage of these innovations, resulting in dramatically improved achievable throughput.

The Technology Underlying Our Proposed Solution
-----------------------------------------------

         In April 2002, we entered into a development and license agreement with Adaptive Networks, Inc. ("Adaptive") to acquire a worldwide, perpetual license to Adaptive's Powerstream (TM) technology, intellectual property, and patent portfolio for use in products relating to all applications in the field of the copper telephone wire telecommunications network. Adaptive is engaged in the research, development and sales of silicon embedded networking technology of use in wiring environments. Powerstream(TM) technology refers to technologies that enable data transmission across wiring infrastructures inside buildings. Under the agreement with Adaptive, we have a license under 12 issued patents (five in the United States) and 10 pending patent applications (four in the United States) pertaining to methodologies for modifying data in order to transmit it more efficiently on metallic media. The licensed technology provides the core technology for our semiconductor products.

         In addition to the licensed technology, we and Adaptive have also jointly developed technology and intellectual property that enhances the licensed technology. Under the agreement with Adaptive, we co-own 10 pending patent applications (two in the United States) pertaining to these enhancements.

         In consideration of the development services provided and the licenses granted to us by Adaptive, we paid Adaptive an aggregate of $5,751,000 between 2002 and 2004 consisting of cash and our assumption of certain Adaptive liabilities. This amount represents all payments for development that we are required to make to Adaptive for both the licensed and the co-owned technologies and related intellectual property. In addition to the above payment, Adaptive is entitled to a percentage of any net sales of products sold by us and any license revenue we receive from the licensed and co-owned technologies, less the first five million dollars that would otherwise be payable to them under this royalty arrangement.

Status of our Solution
----------------------

         Our initial chipset in a planned family of transport processors, the Embarq(TM) E30 (Release 1.3) digital signal processor, was made available to prospective customers for evaluation and testing in the first quarter of fiscal 2006. We are presently working on Release 1.4 of the E30 and Release 1.1 of the Embarq(TM) E20 analog front end. We estimate that it will cost approximately $600,000 to complete these releases. Subject to raising the needed capital, we estimate that we will complete them in the second quarter of fiscal 2006. Thereafter, we estimate that we will need an additional $1 million and three to six months to complete release 2.0 of both products. Significant enhancements are currently being designed for both products that are intended to reduce the cost and increase the functionality of the products.

         The primary improvement that we intend to deliver with Release 2.0 is moving both products from a field programmable gate array version to an application specific standard part, thus lowering our cost to produce these goods. We estimate that we will need an additional $1 million to accelerate our sales, marketing, manufacturing and customer service activities.
We presently do not have the capital resources to undertake any of these steps and do not have any commitments for any funds. No assurance can be provided that we will be able to raise the needed funds (or any) on financially acceptable terms or at all. Additionally, the complexity of our technology could result in unforeseen delays or expenses in the commercialization process. Even if we are able to raise additional necessary funds, there can be no assurance that we will be able to successfully commercialize the Semiconductor Technologies. We also presently have no agreements for any of the pilot deployment or extensive field testing that we anticipate will precede the completion of Release 2.0 of either the E20 or the E30. See "RISK FACTORS."

COMPETITION

         The market for high-speed telecommunications products is highly competitive, and we expect that it will become increasingly competitive in the future. Our competitors, including Centillium Communications, Inc., Conexant Systems, Inc., PMC-Sierra, Texas Instruments Incorporated, Ikanos Communications, ST Microelectronics N.V., Metalink Ltd., Broadcom Corporation, Infineon Technologies A.G. and others, have developed and are currently marketing technologies that also address the existing technical impediments of using existing copper networks as broadband options or are otherwise substantially similar to our products. Our competitors include some of the largest, most successful domestic and international telecommunications companies and other companies with well-established reputations in the broadband telecommunications industry. Our competitors possess substantially greater name recognition, financial, sales and marketing, manufacturing, technical, personnel, and other resources than we have. These competitors may also have pre-existing relationships with our potential customers. These competitors may compete effectively with us because in addition to the above-listed factors, they more quickly introduce new technologies, more rapidly or effectively address customer requirements or devote greater resources to the promotion and sale of their products than we do. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so. In all of our target markets, we also may face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers who choose to develop wire based solutions that are functionally similar to our Semiconductor Technologies.

         We believe we will be able to compete with these companies because our products are designed to increase the data transfer rates of broadband transmission over copper telephone wire at rates not yet achieved by competing wire based technologies.

         Although we believe we will be able to compete based on the special features of our products, they will incorporate new concepts and may not be successful even if they are superior to those of our competitors. In addition to facing competition from providers of DSL-based products, we will compete with products using other broadband technologies, such as cable modems, wireless, satellite, and fiber optic telecommunications technology. Commercial acceptance of any one of these competing solutions could decrease demand for our products.

         We also face competition from new technologies that are currently under development that may result in new competitors entering the market with products that may make ours obsolete. We cannot predict the competitive impact of these new technologies and competitors.

PROPRIETARY RIGHTS

         We currently rely on a combination of trade secret, patent, copyright and trademark law, as well as non-disclosure agreements and invention-assignment agreements, to protect our proprietary information. However, such methods may not afford complete protection and there can be no assurance that other competitors will not independently develop similar processes, concepts, ideas and documentation. Under our agreement with Adaptive, we have a license under 12 issued patents (five in the United States) and 10 pending patent applications (four in the United States) pertaining to methodologies for modifying data in order to transmit it more efficiently on metallic media. Our license under each of the Adaptive patents generally remains in effect for the life of the applicable patent. In addition to the licensed technology, we and Adaptive have also jointly developed technology and intellectual property that enhances the licensed technology. Under the agreement with Adaptive, we co-own 10 pending patent applications (two in the United States) pertaining to these enhancements. Adaptive generally maintains, at its expense, these U.S. and foreign patent rights and files and/or prosecutes the relevant patent applications in the U.S. and foreign countries. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop our competitive position. Our policy is to protect our technology by, among other things, filing, or requiring the applicable licensor to file, patent applications for technology that we consider important to the development of our business. We intend to file additional patent applications, when appropriate, relating to our technology, improvements to the technology, and to specific products we develop.

         Our policy is to require our employees, consultants, other advisors, as well as software design collaborators, to execute confidentiality agreements upon the commencement of employment, consulting or advisory relationships. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual's relationship with us is to be kept confidential and not to be disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements provide that inventions conceived by the individual in the course of their employment or consulting relationship shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for trade secrets in the event of unauthorized use or disclosure of such information.

MANUFACTURING AND SUPPLIERS

         We intend to contract with third party manufacturers to produce our products and will rely on third party suppliers to obtain the raw materials essential to our products' production. Manufacturing of products utilizing our semiconductor technology will be a complex process and we cannot assure you that we will not experience production problems or delays. Any interruption in operations could materially and adversely affect our business and operating results.

         There may be a limited number of suppliers of some of the components necessary for the manufacture of products utilizing our semiconductor technologies. The reliance on a limited number of suppliers, particularly if such suppliers are foreign, poses several risks, including a potential inability to obtain an adequate supply of required components, low manufacturing yields and reduced control over pricing, quality and timely delivery of components. We cannot assure you that we will be able to obtain adequate supplies of raw materials. Certain key components of the Semiconductor Technologies may involve long lead times, and in the event of an unanticipated increase in the demand for our products, we could be unable to manufacture certain products in a quantity sufficient to satisfy potential demand. If we cannot obtain adequate deliveries of key components, we may be unable to ship products on a timely basis. Low manufacturing yields could cause us to incur substantially higher costs of goods sold. Delays in shipment could damage our relationships with customers and could harm our business and operating results.

GOVERNMENT REGULATION

         Our products are likely to be subject to extensive regulation by each country and in the United States by federal and state agencies, including the Federal Communications Commission (the "FCC"), and various state public utility and service commissions. There are some regulations pertaining to the use of the available bandwidth spectrum at present that have been interpreted by our target customers as discouraging to the technical innovations that we are bringing to market, though we do not believe this to be the case. Further, regulations affecting the availability of broadband access services generally, the terms under which telecommunications service providers conduct their business, and the competitive environment among service providers, for example, could have a negative impact on our business.

OUR JOINT VENTURE

         In April 2000, our NV Entertainment subsidiary entered into a joint venture production agreement to produce a feature length film, "Step Into Liquid" (the "Film") for theatrical distribution. We own a 50% interest in the joint venture. We provided the funding for the production in the amount of approximately $2,335,101. The financial condition and results of operations of the joint venture are consolidated with our financial condition and results of operations on the accompanying consolidated financial statements. The Film was released to theaters in the United States in 2003 and is currently in foreign and DVD distribution. During the years ended October 31, 2005 and 2004, we received revenues of $39,866 and $287,570, respectively, from the Film. We recorded amortization expense of $11,945 and $142,691 related to the Film for the years ended October 31, 2005 and 2004, respectively.

         Based upon information received from the Film's distributor, Lion's Gate Entertainment, in January 2005, we recorded an impairment charge of $977,799 during the year ended October 31, 2004 that reduced the carrying value of the Film on our balance sheet to $1,021,722. The impairment charge was due to higher than expected distribution costs and lower than expected average retail selling price for the DVD. In addition, based upon information received from Lion's Gate Entertainment in July 2005, which indicated that sales were lower than expected, we recorded an impairment charge of $1,009,777 during the year ended October 31, 2005 which reduced the carrying value of the Film to $0 on our balance sheet.

RESEARCH & DEVELOPMENT

         We outsource all of the development activities with respect to our products to independent third party developers. During fiscal years 2005 and 2004 we expended $366,306 and $185,000, respectively, on research and development with respect to the work on our Semiconductor Technologies.

OUR EMPLOYEES

         We currently have four full-time employees. We may, from time to time, supplement our regular work force as necessary with temporary and contract personnel. None of our employees is represented by a labor union.

         We anticipate that we will need to hire additional employees and other personnel in order to achieve the commercialization of our Semiconductor Technologies. The hiring of additional employees is subject to our raising additional capital.

         Our future performance depends highly upon the continued service of the senior members of our management team. We believe that our future success will also depend upon our continuing ability to identify, attract, motivate, train and retain other highly skilled managerial, technical, sales and marketing personnel. Hiring for such personnel is intensely competitive, and there can be no assurance that we will be able to retain our key employees or attract, assimilate or retain the qualified personnel necessary for our business in a timely manner or at all.

AVAILABLE INFORMATION

         Our Internet website is located at http://www.rimsemi.com. This reference to our Internet website does not constitute incorporation by reference in this report of the information contained on or hyperlinked from our Internet website and such information should not be considered part of this report.

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

RISK FACTORS

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

         WE HAVE A HISTORY OF LOSSES AND WE EXPECT THESE LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

         Since inception, we have incurred significant net losses. We incurred net losses of $6,923,386 and $5,506,287 for the years ended October 31, 2005 and 2004, respectively. As of October 31, 2005, we had an accumulated deficit of $62,114,560. We expect to continue to incur net losses for the foreseeable future as we continue to develop our products and semiconductor technology. We have been funding our operations through the sale of our securities and expect to continue doing so for the foreseeable future. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk Factors" section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect to increase expense levels on research and development, engineering, manufacturing, marketing, sales and administration as we begin to market our products, and to invest in new semiconductor technologies. These expenditures will necessarily precede the realization of substantial revenues from the commercialization of the Semiconductor Technologies and sales of products, if any, which may result in future operating losses.

         OUR NEED FOR ADDITIONAL FINANCING IS ACUTE AND FAILURE TO OBTAIN ADEQUATE FINANCING COULD LEAD TO THE FINANCIAL FAILURE OF OUR COMPANY IN THE FUTURE.

         As of January 25, 2006, we had cash balances of approximately $543,000. Although management believes funds on hand will enable us to meet our liquidity needs for the next three months, we will require additional funds to repay a secured loan that matures in May 2006, to continue to meet our other liquidity needs and satisfy our current business plan. It is likely that we will need to raise additional funds to pay existing current liabilities as they come due, as well as to meet our operating requirements, prior to the receipt of revenues from our semiconductor business. Even after we begin to sell our products, we do not yet know what payment terms will be required by our customers or if our products will be successful. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds as and if needed, and we may have to accept terms that would adversely affect our stockholders. Additional equity financings are likely to be dilutive to holders of our Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

         We also may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on commercially reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing. We also may not be able to accelerate the development and deployment of our products, respond to competitive pressures, develop new or enhanced products or take advantage of unanticipated acquisition opportunities.

         Our independent registered public accountants have included an explanatory paragraph in their report accompanying our audited consolidated financial statements for the year ended October 31, 2005 relating to the uncertainty of our ability to continue as a going concern. This qualification may make it more difficult for us to raise additional capital when needed. Our auditors believe that there are conditions that raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

         WE HAVE NO AGREEMENT RELATING TO REVENUE GENERATING ACTIVITIES. NO ASSURANCE CAN BE PROVIDED THAT WE WILL SUCCESSFULLY CONCLUDE ANY SUCH AGREEMENT.

         We presently have no agreement or understanding with any third party to purchase our products or build equipment using our products, and no assurance can be provided that we will be successful in concluding any significant-revenue generating agreement on terms commercially acceptable to us or at all.

         OUR OPERATING RESULTS MAY VARY SIGNIFICANTLY DUE TO THE CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY AND ANY SUCH VARIATIONS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

         We operate in the semiconductor industry, which is cyclical and subject to rapid technological change. The semiconductor industry, from time to time, experiences significant downturns characterized by diminished product demand, accelerated erosion of prices and excess production capacity. These downturns in the semiconductor industry may be severe and prolonged, and could delay or hinder the market acceptance of our Semiconductor Technologies and seriously impact our revenues and harm our business, financial condition and results of operations. This industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products utilizing the Semiconductor Technologies in future periods. Accordingly, our quarterly results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause our stock price to decline.

         In addition, the worldwide telecommunications industry from time to time has experienced a significant downturn. In such an event, wireline telecommunications carriers may reduce their capital expenditures, cancel or delay new service introductions, and reduce their workforces and equipment inventories. They may take a cautious approach to acquiring new equipment from equipment manufacturers. Together or separately, these actions would have a negative impact on our business. A downturn in the worldwide telecommunications industry may cause our operating results to fluctuate from year to year, which also may tend to increase the volatility of the price of our common stock and harm our business.

         WE HAVE A LIMITED OPERATING HISTORY IN THE TELECOMMUNICATIONS INDUSTRY AND, CONSEQUENTLY, THERE IS LIMITED HISTORICAL FINANCIAL DATA UPON WHICH AN EVALUATION OF OUR BUSINESS PROSPECTS COULD BE MADE.

         We have only been engaged in the semiconductor business since February 2000. While we made our initial chipset available to customers for evaluation and testing in December 2005, we have not begun commercial shipments, and therefore have not generated any revenues from our semiconductor business. As a result, we have no historical financial data that can be used in evaluating our business prospects and in projecting future operating results. For example, we cannot forecast operating expenses based on our historical results, and we are instead required to forecast expenses based in part on future revenue projections. In addition, our ability to accurately forecast our revenue going forward is limited.

         You must consider our prospects in light of the risks, expenses and difficulties we might encounter because we are at an early stage of product introduction in a new and rapidly evolving market. Many of these risks are described under the sub-headings below. We may not successfully address any or all of these risks and our business strategy may not be successful.

         OUR SUCCESS IS CONTINGENT UPON THE INCORPORATION OF OUR PRODUCTS INTO SUCCESSFUL PRODUCTS OFFERED BY LEADING EQUIPMENT MANUFACTURERS AND THE NON-INCORPORATION OF OUR PRODUCTS INTO SUCH EQUIPMENT COULD ADVERSELY AFFECT OUR BUSINESS PROSPECTS.

         Our products will not be sold directly to the end-user of broadband services; rather, they will be components of other products. As a result, we must rely upon equipment manufacturers to design our products into their equipment. If equipment that incorporates our products is not accepted in the marketplace, we may not achieve adequate sales volume, which would have a negative effect on our results of operations. Accordingly, we must correctly anticipate the price, performance and functionality requirements of these data equipment manufacturers. We must also successfully develop products containing our semiconductor technology that meet these requirements and make such products available on a timely basis and in sufficient quantities. Further, if there is consolidation in the data equipment manufacturing industry, or if a small number of data equipment manufacturers otherwise dominate the market for data equipment, then our success will depend upon our ability to establish and maintain relationships with these market leaders. If we do not anticipate trends in the market for products enabling the digital transmission of data, voice and video to homes and business enterprises over existing copper wire telephone lines and meet the requirements of equipment manufacturers, or if we do not successfully establish and maintain relationships with leading data equipment manufacturers, then our business, financial condition and results of operations will be seriously harmed.

         BECAUSE WE WILL DEPEND ON THIRD PARTIES TO MANUFACTURE, PACKAGE AND TEST THE SEMICONDUCTOR TECHNOLOGIES, WE MAY EXPERIENCE DELAYS IN RECEIVING SEMICONDUCTOR DEVICES.

         We do not own or operate a semiconductor fabrication facility. Rather, semiconductor devices that will contain our technology will be manufactured at independent foundries. We intend to rely solely on third-party foundries and other specialist suppliers for all of our manufacturing, packaging and testing requirements. However, these parties may not be obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order that has been accepted by one of them. As a result, we will not directly control semiconductor delivery schedules, which could lead to product shortages, poor quality and increases in the costs of our products. Because the semiconductor industry is currently experiencing high demand, we may experience delays in receiving semiconductor devices from foundries due to foundry scheduling and process problems. We cannot be sure that we will be able to obtain semiconductors within the time frames and in the volumes required by us at an affordable cost or at all. Any disruption in the availability of semiconductors or any problems associated with the delivery, quality or cost of the fabrication packaging and testing of our products could significantly hinder our ability to deliver products to our customers.

         In order to secure sufficient manufacturing capacity, we may enter into various arrangements that could be costly, including:

         o        option payments or other prepayments to a subcontractor;

         o        nonrefundable deposits in exchange for capacity commitments;

         o contracts that commit us to purchase specified quantities of products over extended periods;

         o        issuance of our equity securities to a subcontractor; and

         o        other contractual relationships with subcontractors.

         We may not be able to make any such arrangements in a timely fashion or at all, and any arrangements may be costly, reduce our financial flexibility and not be on terms favorable to us. Moreover, if we are able to secure facility capacity, we may be obligated to use all of that capacity or incur penalties. These penalties and obligations may be expensive and require significant capital and could harm our business.

         WE MAY INCUR SUBSTANTIAL EXPENSES DEVELOPING NEW PRODUCTS BEFORE WE EARN ASSOCIATED NET REVENUES AND MAY NOT ULTIMATELY SELL A LARGE VOLUME OF OUR PRODUCTS.

         We are currently working on new products and we anticipate that we will incur substantial development expenditures prior to generating associated net revenues from a commercially deployable version (if any). We anticipate receiving limited orders for our products during the period that potential customers test and evaluate them. This test and evaluation period typically lasts from three to six months or longer, and volume production of an equipment manufacturer's product incorporating our products typically would not begin until this test and evaluation period has been completed. As a result, a significant period of time may lapse between product development and sales efforts and the realization of revenues from volume ordering by customers of our products. In addition, achieving a design win with a customer does not necessarily mean that this customer will order our products. A design win is not a binding commitment by a customer to purchase products. Rather, it is a decision by a customer to use our products in the design process of that customer's equipment. A customer can choose at any time to discontinue using our products in that customer's designs or product development efforts. Even if our products are chosen to be incorporated into a customer's equipment, we may still not realize significant net revenues from that customer if that customer's products are not commercially successful.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS OR MAY BE SUED BY THIRD PARTIES FOR INFRINGEMENT OF THEIR PROPRIETARY RIGHTS.

         We outsource to independent third parties all significant design, development and testing activities relating to our products. Our success depends significantly on our ability to obtain and maintain patent, trademark and copyright protection for our intellectual property, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. If we are not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products and services, which could harm our business.

         We rely on patent protection, as well as a combination of copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions, to protect our proprietary rights, but these legal means afford only limited protection. Despite any measures taken to protect our intellectual property, unauthorized parties may copy aspects of our semiconductor technology or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries may not protect our proprietary rights as fully as do the laws of the United States. If we litigated to enforce our rights, it would be expensive, divert management resources and may not be adequate to protect our intellectual property rights.

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

         OUR MARKET IS HIGHLY COMPETITIVE AND OUR PRODUCTS OR TECHNOLOGY MAY NOT BE ABLE TO COMPETE EFFECTIVELY WITH OTHER PRODUCTS OR TECHNOLOGIES.

         The market for high-speed telecommunications products is highly competitive, and we expect that it will become increasingly competitive in the future. Our competitors, including Centillium Communications, Inc., Conexant Systems, Inc., PMC-Sierra, Texas Instruments Incorporated, Ikanos Communications, ST Microelectronics N.V., Metalink Ltd., Broadcom Corporation, Infineon Technologies A.G. and others, have developed and are currently marketing technologies that also address the existing technical impediments of using existing copper networks as broadband options or are otherwise substantially similar to our products. Our competitors include some of the largest, most successful domestic and international telecommunications companies and other companies with well-established reputations in the broadband telecommunications industry. Some of our competitors operate their own fabrication facilities. Our competitors have longer operating histories and possess substantially greater name recognition, financial, sales and marketing, manufacturing, technical, personnel, and other resources than we have. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. These competitors may also have pre-existing relationships with our potential customers. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so. In all of our target markets, we also may face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers who choose to develop wire based solutions that are functionally similar to our products. Although we believe we will be able to compete based on the special features of our products, they will incorporate new concepts and may not be successful even if they are superior to those of our competitors.

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

         WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES IN THE SEMICONDUCTOR INDUSTRY AND BROADBAND COMMUNICATIONS MARKET IN ORDER TO BE COMPETITIVE.

         Our success will depend on our ability to anticipate and adapt to changes in technology and industry standards. We will also need to develop and introduce new and enhanced products to meet our customers' changing demands. The semiconductor industry and broadband communications market are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and short product life cycles. In addition, this industry and market continues to undergo rapid growth and consolidation. A cyclical slowdown in the semiconductor industry or other broadband communications markets could materially and adversely affect our business, financial condition and results of operations. Our success will also depend on the ability of our potential telecommunications equipment customers to develop new products and enhance existing products for the broadband communications markets and to introduce and promote those products successfully. The broadband communications markets may not continue to develop to the extent or in the timeframes that we anticipate. If new markets do not develop as we anticipate, or if upon their deployment our products do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be materially and adversely affected.

         BECAUSE OUR SUCCESS IS DEPENDENT UPON THE BROAD DEPLOYMENT OF DATA SERVICES BY TELECOMMUNICATIONS SERVICE PROVIDERS, WE MAY NOT BE ABLE TO GENERATE SUBSTANTIAL REVENUES IF SUCH DEPLOYMENT DOES NOT OCCUR.

         Our products are designed to be incorporated in equipment that is targeted at end-users of data services offered by wire-line telecommunications carriers. Consequently, the success of our products depends upon the decision by telecommunications service providers to broadly deploy data technologies and the timing of such deployment. If service providers do not offer data services on a timely basis, or if there are technical difficulties with the deployment of these services, sales of our products would be adversely affected, which would have a negative effect on our results of operations. Factors that may impact data deployment include:

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

         Highly complex products such as the semiconductors that we expect to offer frequently contain defects and bugs when they are first introduced or as new versions are released. If our products contain defects, or have reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our semiconductors, which could materially and adversely affect our ability to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales to our potential customers. In order to alleviate these problems, we may have to invest significant capital and other resources. Although our suppliers and potential customers will test our products it is possible that these tests will fail to uncover defects. If any of these problems are not found until after we have commenced commercial production of products, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. In addition, these problems may divert our technical and other resources from other development efforts. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product, and we could lose credibility with our prospective customers.

         GOVERNMENTAL REGULATION CONCERNING THE TECHNICAL SPECIFICATIONS OF SEMICONDUCTOR TECHNOLOGIES THAT ARE DEPLOYED IN THE TELEPHONE NETWORKS COULD ADVERSELY AFFECT THE MARKET ACCEPTANCE OF OUR SEMICONDUCTORS.

         The jurisdiction of the Federal Communication Commission ("FCC") extends to the entire US communications industry, including potential customers for our semiconductors. Future FCC regulations affecting the broadband access industry may adversely affect our business. In addition, international regulatory bodies such as The American National Standards Institute (ANSI) and The Committee T1E1.4 in North America, European Telecommunications Standards Institute (ETSI) in Europe and ITU-T and the Institute of Electrical and Electronics Engineers, Inc. (IEEE) worldwide are beginning to adopt standards and regulations for the broadband access industry. These domestic and foreign standards, laws and regulations address various aspects of Internet, telephony and broadband use, including issues relating to liability for information retrieved from or transmitted over the Internet, online context regulation, user privacy, taxation, consumer protection, security of data, access by law enforcement, tariffs, as well as intellectual property ownership, obscenity and libel. Changes in laws, standards and/or regulations, or judgments in favor of plaintiffs in lawsuits against service providers, e-commerce and other Internet companies, could adversely affect the development of e-commerce and other uses of the Internet. This, in turn, could directly or indirectly materially adversely impact the broadband telecommunications and data industry in which our customers operate. To the extent our customers are adversely affected by laws or regulations regarding their business, products or service offerings, this could result in a material and adverse effect on our business, financial condition and results of operations.

         In addition, highly complex products such as the semiconductors that we expect to offer are subject to rules, limitations and requirements as set forth by international standards bodies such as The American National Standards Institute (ANSI) and The Committee T1E1.4 in North America, European Telecommunications Standards Institute (ETSI) in Europe and ITU-T and the Institute of Electrical and Electronics Engineers, Inc. (IEEE) worldwide, and as adopted by the governments of each of the countries that we intend to market in. There are some FCC regulations in the United States pertaining to the use of the available bandwidth spectrum that at present have been interpreted by some of our target customers as discouraging to the technical innovations that we are bringing to market. Further, regulations affecting the availability of broadband access services generally, the terms under which telecommunications service providers conduct their business, and the competitive environment among service providers, for example, could have a negative impact on our business.

         WE DEPEND ON ATTRACTING, MOTIVATING AND RETAINING KEY PERSONNEL AND THE FAILURE TO ATTRACT, MOTIVATE OR RETAIN NEEDED PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

         We are highly dependent on the principal members of our management and on our technology advisors and the technology staff of our development partners. The loss of their services might significantly delay or prevent the achievement of development or strategic objectives. Our success depends on our ability to retain certain key employees and our partner relationships, and to attract additional qualified employees. Competition for these employees is intense. We cannot assure you that we will be able to retain existing personnel and partners or attract and retain highly qualified employees in the future.

         FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK.

         As of January 24, 2006, we had 265,663,656 shares of our common stock issued and outstanding. As of January 25, 2006, an additional 83,406,507 shares of common stock were reserved for issuance upon the exercise of outstanding options and warrants exercisable at exercise prices ranging from $0.027 to $10.00 per share. In addition, we have outstanding approximately $505,000 principal amount of convertible debentures we issued in May 2005, which are convertible into an undeterminable number of shares of our common stock. The exercise price of such debentures is variable, and is based upon a 30% discount to the volume weighted average closing price of our common stock for the five days preceding the applicable conversion date. We also have outstanding $125,000 principal amount of convertible debentures we issued in 2003. These debentures are convertible into our common stock at an exercise price of $0.15 per share. Many of the above options, warrants and convertible debentures contain provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions.

         The occurrence of any such event or the exercise or conversion of any of the options, warrants or convertible debentures described above would dilute the interest in the Company represented by each share of common stock and may adversely affect the prevailing market price of our common stock. Finally, the Company may need to raise additional capital through the sale of shares of common stock or other securities exercisable for or convertible into common stock. The occurrence of any such sale would dilute the interest in the Company represented by each share of common stock and may adversely affect the prevailing market price of our common stock.

                  OUR STOCK PRICE MAY BE VOLATILE.

         The market price of our Common Stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control:

         o Variations in our quarterly operating results due to a number of factors, including but not limited to those identified in this "Risk Factors" section;
         o Changes in financial estimates of our revenues and operating results by securities analysts or investors;
         o Changes in market valuations of telecommunications equipment companies;
         o Announcements by us of commencement to, changes to, or cancellation of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
         o        Additions or departures of key personnel;
         o        Future sales of our Common Stock;
         o Stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock;
         o        Commencement of or involvement in litigation; and
         o Announcements by us or our competitors of technological innovations or new products.

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


ITEM 2.  DESCRIPTION OF PROPERTY

         We do not own any real property. Our corporate headquarters are located at 305 NE 102nd Avenue, Suite 105, Portland, Oregon 97220. The premises are occupied under a three-year lease that commenced on April 1, 2005. The current monthly rental under the lease is $1,725. We also lease approximately 200 square feet of space in La Jolla, California that we use for administrative offices under a lease that expires in February 2007. Our monthly rental payment under this lease is $1,450. We believe our properties are generally in good condition and suitable to carry on our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms.


ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which we are a party or to which any of our properties are subject. There are no material proceedings known to us to be contemplated by any governmental authority.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the three months ended October 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is currently traded on the Nasdaq Stock Market's over-the-counter bulletin board (the "OTC Bulletin Board") under the trading symbol "RSMI."

         Investors should not rely on historical stock price performance as an indication of future price performance. The closing price of our Common Stock on January 24, 2006 was $0.0266 per share.

                                                      HIGH       LOW
                                                      ----       ---
         NOVEMBER 2004 THROUGH OCTOBER 2005
             First Quarter                           $  .19    $  .10
             Second Quarter                             .19       .14
             Third Quarter                              .18       .05
             Fourth Quarter                             .07       .03

         NOVEMBER 2003 THROUGH OCTOBER 2004
             First Quarter                           $  .34    $  .16
             Second Quarter                             .36       .17
             Third Quarter                              .22       .09
             Fourth Quarter                             .18       .07

SHAREHOLDERS

         As of January 24, 2006, there were approximately 1,067 holders of record of our Common Stock. We believe that a significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts.

DIVIDENDS

         We have not declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. Payment of dividends on the common stock is within the discretion of our Board of Directors. The Board currently intends to retain future earnings, if any, to finance our business operations and fund the development and growth of our business. The declaration of dividends in the future will depend upon our earnings, capital requirements, financial condition, and other factors deemed relevant by the Board of Directors.

UNREGISTERED SECURITIES ISSUED DURING THE THREE MONTHS ENDED OCTOBER 31, 2005

         During the three months ended October 31, 2005, we issued 499,854 shares of common stock to Zaiq Technologies, Inc. ("Zaiq") as required under certain anti-dilution provisions of our Exchange Agreement with Zaiq dated April 6, 2005.

         These securities were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act. Appropriate legends were affixed to the share certificates issued in the transaction. The Company believes Zaiq was an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in our common stock. Zaiq had adequate access, through its relationship with the Company and its officers and directors, to information about the Company. The transaction did not involve general solicitation or advertising.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         We urge you to read the following discussion in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-KSB.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

         Our prospects are subject to uncertainties and risks. In this Annual Report on Form 10-KSB, we make forward-looking statements under the headings "Item 1. Business," "Item 6. Management's Discussion and Analysis or Plan of Operation," and elsewhere, that also involve substantial uncertainties and risks. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as "if," "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

         We caution readers that forward-looking statements are predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements as a result of a number of factors, including but not limited to the risks and uncertainties discussed under the heading "RISK FACTORS" in Item 1 of this Annual Report and in our other filings with the SEC. We undertake no obligation to revise or update any forward-looking statement for any reason.

OVERVIEW

         We are developing advanced transmission technology products to enable data to be transmitted across copper telephone wire at speeds and over distances that exceed those offered by leading DSL technology providers. Our first chipset in a planned family of transport processors, the Embarq(TM) E30 (Release 1.3) digital signal processor, was first made available to prospective customers for evaluation and testing in the first quarter of fiscal 2006. We are presently working on Release 1.4 of the E30 and Release 1.1 of the Embarq(TM) E20 analog front end. We market this novel technology to leading equipment makers in the telecommunications industry. Our products are designed to substantially increase the capacity of existing copper telephone networks, allowing telephone companies, office building managers, and enterprise network operators to provide enhanced and secure video, data and voice services over the existing copper telecommunications infrastructure.

         We expect that system-level products that use our technology will have a significant advantage over existing system-level products that use existing broadband technologies, such as digital subscriber line (DSL), because such products will transmit data faster, and over longer distances. We expect products using our technology will offer numerous advantages to the network operators that deploy them, including the ability to support new services, the ability to offer existing and new services to previously unreachable locations in their network, reduction in total cost of ownership, security and reliability.

         Our semiconductor business segment is dependent upon our ability to generate future revenues and positive cash flow from our advanced transmission technology products, such as the E30 and E20. No assurance can be provided that our target customers will purchase these products in large volumes, or at all. See "RISK FACTORS."

         In April 2000, our NV Entertainment subsidiary entered into a joint venture production agreement to produce a feature length film, "Step into Liquid" (the "Film"). We own a 50% interest in the joint venture. The financial condition and results of operations of the joint venture are consolidated with our financial condition and results of operations on the accompanying consolidated financial statements. The Film was released to theaters in the United States in 2003 and is currently in foreign and DVD distribution. During the years ended October 31, 2005 and 2004, we received revenues of $39,866 and $287,570, respectively, from the Film. In July 2005, we recorded an impairment charge of $1,009,777 and reduced the carrying value of the Film to $0 on our balance sheet. We do not intend to make further investment in our entertainment business.

CRITICAL ACCOUNTING POLICIES

         The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our estimates are based on historical experience, other information that is currently available to us and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and the variances could be material.

         Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

         Under a rights agreement with our distributor for our Film, we share with the distributor in the profits of the Film after the distributor recovers its marketing, distribution and other predefined costs and fees. The agreement provides for the payment of minimum guaranteed license fees, usually payable on delivery of the completed film, that are subject to further increase based on the actual distribution results.

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

FILM PRODUCTION COSTS

         SOP 00-2 requires that film costs be capitalized and reported as a separate asset on the balance sheet. Film costs include all direct negative costs incurred in the production of a film, as well as allocations of production overhead and capitalized interest. Direct negative costs include cost of scenario, story, compensation of cast, directors, producers, writers, extras and staff, cost of set construction, wardrobe, accessories, sound synchronization, rental of facilities on location and post production costs. SOP 00-2 also requires that film costs be amortized and participation costs accrued, using the individual-film-forecast- computation method, which amortizes or accrues such costs in the same ratio that the current period actual revenue (numerator) bears to the estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year (denominator). We make certain estimates and judgments of future gross revenue to be received for the Film based on information received by its distributor, historical results and management's knowledge of the industry. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions. A change to the estimate of gross revenues for the Film may result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period.

         In addition, SOP 00-2 also requires that if an event or change in circumstances indicates that an entity should assess whether the fair value of a film is less than its unamortized film costs, then an entity should determine the fair value of the film and write-off to the statement of operations the amount by which the unamortized film costs exceeds the film's fair value.

         We commenced amortization of capitalized film costs and began to accrue expenses of participation costs when the Film was released and we began to recognize revenue from the Film. Based on updated information that we received in January 2005 relating to the fourth quarter of fiscal 2004 from the Film's distributor as to the Film's actual distribution and related expenses and DVD unit retail prices, we determined that the fair value of the Film was less than the unamortized film costs and, accordingly, we wrote-down the carrying value assigned to the Film during the three months ended October 31, 2004 to $1,021,722. This resulted in an impairment of $977,799 that is included in the consolidated statement of operations for the year ended October 31, 2004. In addition, based upon information we received from the Film's distributor in July 2005, which indicated that sales were lower than expected, we recorded an impairment charge of $1,009,777 during the three months ended July 31, 2005 that reduced the carrying value of the Film to $0.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

         Capitalization of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for our computer software is generally based upon achievement of a detail program design free of high-risk development issues and the completion of research and development on the product hardware in which it is to be used. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology.

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

         We periodically perform reviews of the recoverability of our capitalized software development costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, the capitalized costs of each software product is then valued at the lower of its remaining unamortized costs or net realizable value.

         At October 31, 2005 and 2004, the carrying value of our technology license from Adaptive Networks, Inc. and the related capitalized software development fee was $5,751,000. No assurance can be given that products we release based upon the licensed technology will receive market acceptance. If we determine in the future that our capitalized costs are not recoverable, the carrying amount of the technology license would be reduced, and such reduction could be material.

         We had no amortization expense for the year ended October 31, 2005 for capitalized software development costs as the software was not available for general release to customers until after year-end. We have commenced amortization of capitalized software development costs during the three months ending January 31, 2006.

STOCK-BASED COMPENSATION

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Shared-Based Payment." SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB 25, which was permitted under SFAS No. 123, as originally issued.

         The revised statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

         We have elected to early adopt SFAS 123R and will apply its requirements as of November 1, 2005.

         We have used stock in the past to raise capital and as a means of compensation to employees. We believe we will need to continue using stock for these same purposes.

RESEARCH AND DEVELOPMENT

         Research and development expenses relate to the design and development of advanced transmission technology products. We outsource to independent third parties all of our design and development activities. Payments made to independent software developers under development agreements are capitalized to software development costs once technological feasibility is established or if the development costs have an alternative future use. Prior to establishing technological feasibility, software development costs are expensed to research and development costs and to cost of sales subsequent to confirmation of technological feasibility. Internal development costs are capitalized to software development costs once technological feasibility is established. Technological feasibility is evaluated on a product-by-product basis.

         Research and development expenses generally consist of salaries, related expenses for engineering personnel and third-party development costs incurred.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED OCTOBER 31, 2005 (the "2005 period") AND THE YEAR ENDED OCTOBER 31, 2004 (the "2004 period")

         REVENUES. Revenues for the 2005 period were $39,866. Of this amount, $29,066 was in the form of guarantee and/or license payments relating to the U.S. distribution of the Film and the remainder was fees relating to foreign distribution of the Film. No revenues were recorded in connection with our semiconductor business for the 2005 and 2004 Periods. Revenues for the 2004 period were $287,570, of which $94,788 was in the form of guaranteed and license payments and the remainder was foreign distribution fees for the Film.

         OPERATING EXPENSES. Operating expenses included cost of sales, research and development expenses in connection with the semiconductor business, compensatory element of stock issuances, selling, general and administrative expenses, and the impairment charge relating to the Film.

         Total operating expenses decreased 9% to $4,339,953 for the 2005 period from $4,746,677 for the 2004 period, a $406,724 decrease. Cost of sales for 2005 and 2004 of $11,945 and $142,691, respectively, represent the amortization of film cost for the Film. The decrease for the 2005 period when compared with the 2004 period was a result of lower revenues generated from the Film as cost of sales are directly related to the revenues recognized under SOP-00-2.
Research and development expenses increased $181,306 to $366,306 for the 2005 period, principally as the result of our issuance of additional shares of common stock to HelloSoft, Inc. ("HelloSoft") in accordance with the terms of our services agreement, as amended. Selling, general and administrative expenses decreased 14% or $489,262 to $2,951,925 primarily as a result of a decrease in headcount in administrative personnel, including the elimination of executive level positions, and lower compensation relating to issuing stock for services.

         In October 2004, we performed a review to determine if the fair value of the Film was less than its unamortized film costs. As a result of this review, the Company wrote-down the carrying value of the Film to $1,021,722. This resulted in an impairment charge of $977,799 which is included in our consolidated statement of operations for the year ended October 31, 2004. In July 2005, we performed another review, and it was determined that the unamortized film costs exceeded the fair value of the Film. As a result of this review, the Company wrote-down the remaining carrying value attributed to the Film to $0. This resulted in an impairment charge of $1,009,777 which is included in our consolidated statement of operations for the year ended October 31, 2005.

         OTHER (INCOME) EXPENSES. Other expenses included interest expense and amortization of deferred financing costs and unearned financing costs. Interest expense increased $2,143,555 primarily as a result of issuing $3,500,000 of convertible debentures in May 2005 as well as the increase in amortization of debt discount. Amortization of deferred financing costs increased to $602,182 from $78,427 as a result of the additional deferred financing costs primarily related to the issuance of $3,500,000 of convertible debentures. Both the amortization of debt discount, which is included in interest expense, and the amortization of deferred financing costs, increased significantly due to the increase in conversions of convertible debentures into common stock. Upon conversion or repayment of debt prior to its maturity date, a pro-rata share of debt discount and deferred financing costs are written off and recorded as expense. Amortization of unearned financing costs decreased to $0 from $85,161 as a result of there being no unearned financing costs as of the beginning of the 2005 period.

         Other income in the 2005 period included gains totaling $1,006,030 related to the sale of property and equipment ($20,000), the exchange of Redeemable Series B Preferred Stock into common stock ($55,814), the conversion of accrued expenses into convertible notes payable (33,514), and the forgiveness of liabilities ($896,702). The forgiveness of liabilities consisted primarily of the forgiveness of liabilities to service providers and the reduction of principal owed on the promissory note to Zaiq Technologies, Inc.($797,333). The terms of the Zaiq Technologies, Inc. promissory note provide for the forgiveness in the outstanding principal amount by $797,333 on each of the six-month and twelve-month anniversaries of the date of the promissory note. In October 2005, $797,333 was forgiven in accordance with these terms.

         NET LOSS. During the 2005 period our net loss increased $1,417,099 or 26% from $5,506,287 to $6,923,386 as the result of a decrease in the gross profit generated on the Film ($116,958), higher interest costs ($2,143,555), higher amortization of deferred financing costs ($523,755), a larger impairment of the Film ($31,978), and higher research and development expenses ($181,306), offset by lower selling, general and administrative expenses ($489,262), lower amortization of unearned financing costs ($85,161), and gains totaling $1,006,030 as discussed under Other (Income) Expenses above.

LIQUIDITY AND CAPITAL RESOURCES

         Cash balances totaled approximately $543,000 at January 25, 2006, $373,481 at October 31, 2005, and $127,811 at October 31, 2004.

         Net cash used in operating activities was $2,412,199 in fiscal 2005, compared to $1,647,678 in fiscal 2004. The increase in cash used in operations was principally the result of the following items:

         o An increase in the net loss, which was $6,923,386 in the 2005 period, compared with $5,506,287 in the 2004 period;

         o a decrease in the 2005 period of accounts payable and accrued liabilities of $224,084, compared to an increase of accounts payable and accrued liabilities in the 2004 period of $474,524, resulting in a net increase in cash used of $698,608;

         impacted by the following non-cash items:

         o increased amortization of deferred financing costs, which were $602,182 in the 2005 period, compared to $78,427 in the 2004 period, principally due to increased conversions of the May 2005 debentures;

         o increased amortization of debt discount on notes, which was $2,692,581 in the 2005 period, compared to $568,471 in the 2004 period, principally due to increased conversions of the May 2005 debentures;

         o gain on forgiveness of liabilities of $896,702 in the 2005 period relating to the forgiveness of liabilities to service providers and the reduction of principal on the promissory note to Zaiq Technologies, Inc.;

         o other gains in the 2005 period of $109,328 that did not occur in the 2004 period; and

         o lower amortization of Film costs in 2005 ($11,945 in the 2005 period compared to $142,691 in the 2004 period).


         Net cash used in investing activities in fiscal 2005 was $11,161 compared to $95,000 in fiscal 2004. Net cash used in investing activities for the 2005 Period was the result of the acquisition of property and equipment of $11,161. For the 2004 Period, cash used in investing activities was primarily the result of payments of $95,000 in connection with payment of a license and development fee.

         Net cash provided by financing activities was $2,669,030 in fiscal 2005 compared to $1,550,703 in fiscal 2004. Net cash provided by financing activities in fiscal 2005 was the result of proceeds from the issuance of common stock amounting to $835,100, proceeds from convertible debentures of $3,500,000, and proceeds from notes payable of $300,000, offset by capitalized financing costs of $422,010, repayments of notes payable of $1,010,021 and repayments of convertible notes payable of $534,039.

         Net cash provided by financing activities in fiscal 2004 was the result of proceeds from the issuance of common stock in the amount of $594,000, proceeds from convertible debentures of $1,350,000, proceeds from notes payable of $262,000 and proceeds from convertible notes of $100,000, offset by capitalized financing costs of $144,822, repayments of convertible debentures of $300,000 and repayments of convertible notes payable of $290,000.

         Since inception, we have funded our operations primarily through the issuance of our common stock and debt securities. Our recent financings are discussed below.

         In May 2005, we sold $3,500,000 in aggregate principal amount of our Senior Secured 7% convertible debentures and warrants, receiving net proceeds of approximately $3.11 million after the payment of offering related costs (the "2005 Debentures"). As of January 24, 2006, $3,101,121 of principal amount and interest of 2005 Debentures had been converted into 147,468,586 shares of our common stock and there was approximately $505,000 of principal amount of the 2005 Debentures outstanding. The 2005 Debentures mature in May 2008.

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

         In December 2003, April 2004 and May 2004, we raised net proceeds of approximately $1,024,000 from the private placement to certain private and institutional investors of our three year 7% Convertible Debentures. $125,000 of principal issued in December 2003 was outstanding as of January 24, 2006 and October 31, 2005 and matures in December 2006.

         On January 24, 2006, we entered into a bridge loan agreement with a third party pursuant to which we borrowed $750,000 from the lender. After payment of due diligence fees and transaction related fees and expenses, we received net proceeds of $672,470. An amount equal to 108% of the principal amount of the loan is due and payable on the earlier of May 25, 2006 or the date we effect a financing transaction or series of transactions resulting in gross proceeds to us of at least $2,000,000. We may prepay the loan in whole or in part at any time without penalty. In connection with the loan, we issued to the lender warrants to purchase 7,500,000 shares of our Common Stock at an exercise price of $0.10 per share. The loan is secured by a lien on all of our assets.

         As of January 25, 2006, we had cash balances of approximately $543,000. Although management believes funds on hand will enable us to meet our liquidity needs for the next three months, we will require additional funds to repay the bridge loan upon maturity, continue to meet our other liquidity needs and satisfy our current business plan. It is likely that we will need to raise additional funds to pay existing current liabilities as they come due, as well as to meet our operating requirements, prior to the receipt of revenues from our semiconductor business.

         We may not be successful in our efforts to raise additional funds. Even if we are able to raise additional funds through the issuance of debt or other means, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Even after we begin to sell our products, we do not yet know what payment terms will be required by our customers or if our products will be successful. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all.

         Additional equity financings are likely to be dilutive to holders of our Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

         Our independent registered public accounting firm's report accompanying our consolidated financial statements for the year ended October 31, 2005 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. This qualification may make it more difficult for us to raise additional capital when needed. Our auditors believe that there are conditions that raise substantial doubt about the our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN 46 and issued Interpretation Number 46(R), "Consolidation of Variable Interest Entities-an

Interpretation of ARB No. 51" ("FIN 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interest. Application of FIN 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations or cash flows.

         In April 2005, the Securities and Exchange Commission issued release number 33-8568, AMENDMENT TO RULE 4-01(A) OF REGULATION S-X REGARDING THE COMPLIANCE DATE FOR STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 (REVISED
2004), "Share Based Payment". This release delays the date for compliance with Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment ("SFAS 123R") to the registrant's first interim or annual reporting period beginning on or after December 15, 2005. SFAS 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and no longer allows companies to apply the intrinsic value based method of accounting for stock compensation described in APB 25 . We have elected to early adopt SFAS 123R and will apply its requirements as of November 1, 2005.

         We have elected to use the modified prospective application transition method and accordingly, measurement and attribution of compensation cost for awards that are outstanding as of the adoption date will be based on the original grant date fair value and the same attribution method that we previously used. We expect these transition provisions to result in the recognition of approximately $250,000 in stock based compensation expense during the three months ended January 31, 2006 related to the vesting of options previously granted in April 2005.

         We estimate that options granted in January 2006 to our Chief Executive Officer and our Executive Vice President will result in stock based compensation expense of approximately $575,000 under the measurement requirements of SFAS 123R and expects this to be recognized through the service period of July 2006.

         In June 2005, the FASB published Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. We will apply these requirements to any accounting changes after the implementation date.

         The Emerging Issues Task Force ("EITF") reached a tentative conclusion on EITF Issue No. 05-1, "Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer's Exercise of a Call Option" that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer's exercise of a call option pursuant to the original terms of the instrument. The application of this pronouncement is not expected to have an impact on our Consolidated financial position, results of operations, or cash flows.

         In June 2005, the FASB ratified EITF Issue No. 05-2, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'" ("EITF No. 05-2"), which addresses when a convertible debt instrument should be considered 'conventional' for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument's economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. We have applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations or cash flows.

         EITF Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'" ("EITF No. 05-4") addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. In May 2005, we entered into a private placement agreement for the 2005 Debentures, a registration rights agreement and warrants in connection with the private placement (see Note 9). Based on the interpretive guidance in EITF Issue No. 05-4, view C, due to certain factors, including an uncapped liquidated damages provision in the registration rights agreement, we determined that the embedded conversion option related to the 2005 Debentures and the registration rights are derivative liabilities. Accordingly, the fair value of the embedded conversion option of $1,500,000 was recorded as a liability as of the closing of the sale of the 2005 Debentures. Due to various factors, including substantial conversions of the 2005 Debentures and the registration statement becoming effective on August 1, 2005, the value of the registration rights was deemed to be de minimus.

         In September 2005, the FASB ratified EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues" ("EITF No. 05-7"), which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). EITF No. 05-7 is effective for the first interim or annual reporting period beginning after December 15, 2005. We will adopt EITF No. 05-7 as of the beginning of our interim reporting period that begins on February 1, 2006. We are currently in the process of evaluating the effect that the adoption of this pronouncement will have on our financial statements.

         In September 2005, the FASB ratified EITF Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature" ("EITF No. 05-8"), which addresses the treatment of convertible debt issued with a beneficial conversion feature as a temporary difference under the guidance in SFAS 109. In addition, deferred taxes recognized for a temporary difference of debt with a beneficial conversion feature should be recognized as an adjustment of additional paid-in capital. Entities should apply the guidance in EITF No. 05-8 in the first interim or annual reporting period that begins after December 15, 2005. Its provisions should be applied retrospectively under the guidance in SFAS 154 to all convertible debt instruments with a beneficial conversion feature accounted for under the guidance in EITF No. 00-27 "Application of EITF Issue No. 98-5 'Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.'" We have applied the requirements of EITF No. 05-8 to all previously existing convertible debt instruments with a beneficial conversion feature and will apply the requirements of EITF No. 05-8 beginning on February 1, 2006 for all new convertible debt instruments with a beneficial conversion feature. The application of this pronouncement for new convertible debt instruments with a beneficial conversion feature is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

PROPOSED RESTATEMENT OF JULY 31, 2005 FORM 10-QSB

         On January 30, 2006, the Company's Board of Directors, after discussion by management and the Audit Committee with the Company's independent registered public accounting firm, concluded that the method used to account for sales of certain convertible debentures was not in accordance with the requirements of Emerging Issues Task Force ("EITF") Issue No.00-19 "Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In, a Company's Own Stock," that there is an error in the consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended July 31, 2005 (the "July 2005 10-QSB"), and that the financial statements included in the July 2005 10-QSB should not be relied upon due to such error. As a result of this error in the application of certain accounting principles, $1,500,000 included in stockholders' equity at July 31, 2005 as "value assigned to beneficial conversions" should have been recorded as a liability. The treatment of this non-cash accounting item did not impact the Statement of Operations included in the July 2005 10- QSB or the Company's net loss for the period ended July 31, 2005.

         We estimate that the correction of the above error will result in the following changes to our stockholders' equity and liabilities at July 31, 2005:

                                                                  As Expected
                                             As Reported          to be Restated
                                             -----------          --------------

Total liabilities                            $ 4,949,812           $ 6,449,812

Stockholders' equity                         $ 2,717,635           $ 1,217,635

         The Board has authorized the restatement of the financial statements included in the July 2005 10-QSB to correct the above error. We intend to file such restated financial statements on an amended quarterly report for the period ended July 31, 2005 as soon as practicable.


ITEM 7. FINANCIAL STATEMENTS

         The information called for by this Item 7 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of this report. As described in Item 6 above under the heading, "PROPOSED RESTATEMENT OF JULY 31, 2005 FORM 10-QSB," the Company's Board determined that the method used to account for sales of certain convertible debentures issued by the Company in May 2005 was not in accordance with the requirements of Emerging Issues Task Force ("EITF") Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In, a Company's Own Stock." The Board has authorized the restatement of the financial statements included in the July 2005 10-QSB to correct the above error. Because the above error was not prevented by the Company's then-existing disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer has concluded based upon his evaluation that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company believes that, as a result of its consultations with counsel, the Company's outside auditors, and other accounting professionals, it has improved its disclosure controls and procedures in the area of financial reporting of complex equity transactions such as the convertible debentures.

         Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a significant deficiency in the internal controls. However, at this time management has decided that considering the employees involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation are low and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. The Company did hire a part-time employee during the year ended October 31, 2005 to enhance its accounting staff. Management will periodically reevaluate this situation. If the volume of the business increases and sufficient capital is secured, it is the Company's intention to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

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

         CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. Except as described above, during the three months ended October 31, 2005, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.


ITEM 8B.  OTHER INFORMATION

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Incorporated by reference from the discussions under the headings "Item 1, Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for our 2006 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended October 31, 2005 (the "Proxy Statement").

We have adopted a code of ethics that applies to our chief executive officer, president, chief financial officer, controller and others performing similar executive and financial functions at the Company. This code of ethics is posted on our Website located at www.rimsemi.com. The code of ethics may be found as follows: From our main Web page, first click on "About Us" at the top of the page and then on "Investors". Next, click on "Governance". Finally, click on "Code of Ethics". We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our Website, at the address and location specified above.


ITEM 10. EXECUTIVE COMPENSATION

Incorporated by reference from the discussions under the headings "Executive Compensation," "Employment Agreements with Executive Officers" and "Additional Information Concerning the Board of Directors" in the Proxy Statement.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the discussion under the headings "Equity Compensation Plan Information" and "Beneficial Ownership of Certain Shareholders, Directors and Executive Officers" in the Proxy Statement.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the discussion under the heading "Certain Relationships and Related Transactions" in the Proxy Statement.


ITEM 13.          EXHIBITS

3.1 Articles of Amendment to the Articles of Incorporation dated September 6, 2005.*

3.2 Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the period ended July 31, 2001).

3.3 Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-KSB/A for the fiscal year ended October 31, 1999 (the "1999 10-KSB/A")).

3.4 Bylaws, as amended (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the period ended January 31, 2002 (the "January 2002 10-Q")).

3.5 Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4.1 of the Company's Registration Statement on Form 8-A, filed with the Commission on August 10, 2000).

3.6 Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the period ended April 30, 2002 ("April 2002 10-Q")).

3.7 Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 10-Q for the period ended January 31, 2003 (the "January 2003 10-Q")).

3.8 Certificate of Amendment to Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 of the Company's Report on Form 10-Q for the period ended April 30, 2003 (the "April 2003 10-Q")).

3.9 Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 4.4 of the April 2003 10-Q).

3.10 Certificate of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 of the Company's Report on Form 10-Q for the period ended July 31, 2003 (the "July 2003 10-Q")).

3.11 Certificate of Designation of Series F Convertible Preferred Stock (incorporated by reference to Exhibit 4.4 of the July 2003 10-Q).

3.12 Certificate of Designation of Series G Convertible Preferred Stock (incorporated by reference to Exhibit 4.5 of the July 2003 10-Q).

4.1               Specimen Stock Certificate*

4.2 Warrant, dated as of October 31, 2003 issued in favor of Melton Management Ltd. (incorporated by reference to Exhibit
                  4.3 of the Company's Registration Statement on Form SB-2 (No. 333-112643) filed with the Commission on February 11, 2004).

4.3 Form of Three Year Warrant issued to purchasers of the Company's 7% Convertible Debentures (incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form SB-2 (No. 333-112643) filed with the Commission on February 11, 2004).

4.4 Form of 7% Three Year Convertible Senior Convertible Debenture (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K filed with the Commission on June 1, 2005 (the "June 1, 2005 8-K")).

4.5 Form of Common Stock Purchase Warrant issued to certain investors (incorporated by reference to Exhibit 4.2 of the June 1, 2005 8-K).

10.1 2000 Omnibus Securities Plan (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement filed with the Commission on May 2, 2000). (1)

10.2 Form of Credit Agreement dated June 29, 2000 by the Company and each of the following trusts: Epics Events Trust, Ltd.; Exodus Systems Trust, Ltd.; Prospect Development Trust, Ltd.; Pearl Street Investments Trust, Ltd.; and Riviera Bay Holdings Trust, Ltd. (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 10-Q for the period ended July 31,
                  2000).

10.3 Form of Amendment to Credit Agreement dated November 13, 2000 by the Company and each of the following trusts: Epics Events Trust, Ltd.; Exodus Systems Trust, Ltd.; Prospect Development Trust, Ltd.; Pearl Street Investments Trust, Ltd.; and Riviera Bay Holdings Trust, Ltd. (incorporated by reference to Exhibit
                  10.9 of the Company's Report on Form 10-K for the period ended October 31, 2000).

10.4              2001 Stock Incentive Plan (incorporated by reference to
                  Exhibit 4.1 of the Company's Registration Statement on Form S-8 (No. 333-68716), filed with the Commission on August 30,
                  2001). (1)

10.5 Convertible Promissory Note dated October 10, 2001 by the Company in favor of Nellie Streeter Crane, Ltd. (incorporated by reference to Exhibit 10.18 of the Company's Report on Form 10-K for the fiscal year ended October 31, 2001 (the "2001 10-K").

10.6 Convertible Promissory Note dated October 23, 2001 by the Company in favor of Charles R. Cono (incorporated by reference to Exhibit 10.20 of the 2001 10-K).

10.7 Stock Option Agreement dated February 26, 2002, between the Company and Thomas J. Cooper (incorporated by reference to
                  Exhibit 10.14 of the January 2002 10-Q). (1)

10.8 Convertible Promissory Note dated March 8, 2002, by the Company in favor of Tony Finn (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the period ended July 31, 2002 (the "July 2002 10-Q)).

10.9 Convertible Promissory Note dated May 31, 2002, by the Company in favor of Robert E. Casey, Jr. (incorporated by reference to Exhibit 10.9 of the July 2002 10-Q).

10.10 Convertible Promissory Note dated June 12, 2002, by the Company in favor of Bonnie Davis (incorporated by reference to Exhibit 10.10 of the July 2002 10-Q).

10.11 Promissory Note dated October 29, 2002, by the Company in favor of Robert E. Casey, Jr. (incorporated by reference to Exhibit 10.57 of the Company's Report on Form 10-K for the year ended October 31, 2002 (the "2002 10-K")).

10.12 Promissory Note dated October 31, 2002, by the Company in favor of Charles R. Cono Trust, Charles R. Cono, TTEE (incorporated by reference to Exhibit 10.1 of the Company's. Report on Form 8-K filed with the Commission on November 18,
                  2002).

10.13 Employment Agreement dated December 2, 2002, between the Company and Brad Ketch (incorporated by reference to Exhibit
                  10.59 of the 2002 10-K). (1)

10.14             2003 Consultant Stock Plan (incorporated by reference to
                  Exhibit 10.4 of the Company's Report on Form 10-Q for the period ended January 31, 2003).

10.15 Convertible Promissory Note dated February 10, 2003 by the Company in favor of James Warren (incorporated by reference to Exhibit 10.1 of the April 2003 10-Q).

10.16 Convertible Promissory Note dated July 23, 2003 by the Company in favor of Johnnie R. Keith (incorporated by reference to Exhibit 10.5 of the July 2003 10-Q).

10.17 Agreement dated December 31, 2003 between the Company and Market Pulse (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-QSB for the period ended January 31, 2004).

10.18 Services Agreement dated as of March 31, 2004 between the Company and HelloSoft, Inc. *

10.19 Promissory Note dated as of September 24, 2004, by the Company in favor of Melton Management Ltd. (incorporated by reference to Exhibit 2.03 of the Company's Report on Form 8-K filed with the Commission on September 24, 2004).

10.20 First Amendment to the Services Agreement dated as of March 31, 2004 between the Company and HelloSoft, Inc. *

10.21 Amendment 1.0 to the Services Agreement dated as of October 11, 2004 between the Company and HelloSoft, Inc. (Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission)*

10.22 Consulting Agreement between the Company and LF Technology Group, LLC, dated November 1, 2004.*

10.23 Consulting Agreement between the Company and Starburst Innovations, LLC, dated November 1, 2004.*

10.24 Letter Agreement dated November 11, 2004 between Lilly Beter Capital Group, Ltd. and the Company.*

10.25 Amended and Restated Development and License Agreement dated as of November 29, 2004 between Adaptive Networks, Inc. and the Company. (Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission)*

10.26 Amended and Restated Right of First Refusal, Credit of Payments and Revenue Sharing Agreement dated as of November 29, 2004, among the Company, Adaptive Networks, Inc. and Certain Shareholders of Adaptive Networks, Inc.*

10.27 Promissory Note dated as of December 10, 2004, by the Company in favor of Ivan Berkowitz.*

10.28 Promissory Note dated as of December 24, 2004 by the Company in favor of Double U Master Fund LP (incorporated by reference to Exhibit 2.03 of the Company's Report on Form 8-K filed with the Commission on December 24, 2004).

10.29 Lease Agreement dated as of March 2, 2005 between the Company and American Property Management (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-QSB for the period ended January 31, 2005 (the "January 2005 10-QSB").

10.30 Letter Agreement dated March 14, 2005 between Starburst Innovations, LLC and the Company.*

10.31 Employment Agreement between the Company and Ray Willenberg, Jr. dated as of March 23, 2005 (incorporated by reference to Exhibit 10.1 of the January 2005 10-QSB). (1)

10.32 Convertible Promissory Note dated March 23, 2005, by the Company in favor of Ray Willenberg, Jr.*

10.33 Exchange Agreement between the Company and Zaiq Technologies, Inc. dated as of April 6, 2005 (incorporated by reference to Exhibit 10.2 of the January 2005 10-QSB).

10.34 Promissory Note dated April 6, 2005, by the Company in favor of Zaiq Technologies, Inc. (incorporated by reference to Exhibit 4.1 of the January 2005 10-QSB).

10.35 Form of Securities Purchase Agreement dated as of May 26, 2005, among the Company and certain investors (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed with the Commission on June 1, 2005 (the "June 2005 8-K")).

10.36 Form of Registration Rights Agreement dated as of May 26, 2005, among the Company and certain investors (incorporated by reference to Exhibit 10.2 of the June 2005 8-K).

10.37 Security Interest Agreement dated as of May 26, 2005 among the Company, certain specified investors, as secured parties, and Krieger and Prager, as agent for the secured parties (incorporated by reference to Exhibit 10.3 of the June 2005 8-K).

10.38 Consulting Agreement between the Company and Richard Hurn dated July 19, 2005. *

10.39 Amendment 2.0 to the Services Agreement dated as of July 26, 2005 between the Company and HelloSoft, Inc. (Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission)*

10.40 Amendment 3.0 to the Services Agreement dated as of November 3, 2005 between the Company and HelloSoft, Inc. (Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission)*

10.41 Letter Agreement dated as of December 16, 2005 between the Company and Zaiq Technologies, Inc.*

10.42 Stock Option Agreement dated January 26, 2006 between the Company and Brad Ketch.* (1)

10.43 Stock Option Agreement dated January 26, 2006 between the Company and Ray Willenberg, Jr.* (1)

10.44 Stock Option Agreement dated January 26, 2006 between the Company and Walter Chen.*

21.1              Subsidiaries of the Registrant*

23.1              Consent of Marcum & Kliegman, LLP.*

31.1              Rule 13a-14(a) / 15d - 14(a) Certification.*

32.1              Section 1350 Certification.*

-----------------------

          *Filed herewith.

          (1) Signifies a management agreement or compensatory plan or arrangement.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the discussion under the heading "Independent Auditor Fee Information" in the Proxy Statement.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  JANUARY 30, 2006                RIM SEMICONDUCTOR COMPANY


                                       BY: /S/ BRAD KETCH
                                           -------------------------------------
                                           BRAD KETCH
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER AND
                                           PRINCIPAL FINANCIAL AND
                                           ACCOUNTING OFFICER)

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                                     TITLE                                      DATE
      ---------                                     -----                                      ----


/s/ Brad Ketch                 President, Chief Executive Officer and Director            January 30, 2006
-----------------------        (PRINCIPAL EXECUTIVE OFFICER and PRINCIPAL FINANCIAL
Brad Ketch                      AND ACCOUNTING OFFICER)


/s/ Ray Willenberg, Jr.        Chairman of the Board and Executive Vice President         January 30, 2006
-----------------------
Ray Willenberg, Jr.


/s/ Jack Peckham               Director                                                   January 30, 2006
-----------------------
Jack Peckham


 /s/ Thomas J. Cooper          Director                                                   January 30, 2006
-----------------------
Thomas J. Cooper


                                                 32

               INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheets
  At October 31, 2005 and 2004                                               F-2

Consolidated Statements of Operations
  for the Years Ended October 31, 2005 and 2004                              F-3

Consolidated Statements of Stockholders' Equity (Deficiency)
  for the Years Ended October 31, 2005 and 2004                       F-4 to F-5

Consolidated Statements of Cash Flows
  for the Years Ended October 31, 2005 and 2004                       F-6 to F-7

Notes to the Consolidated Financial Statements                       F-8 to F-35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Rim Semiconductor Company
(formerly New Visual Corporation)

We have audited the accompanying consolidated balance sheets of Rim Semiconductor Company (formerly New Visual Corporation) and Subsidiaries (the "Company") as of October 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended October 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor are we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's control over financial reporting. Accordingly, we express no opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rim Semiconductor Company and Subsidiaries at October 31, 2005 and 2004 and the results of their operations and their cash flows for the years ended October 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred net losses of $6,923,386 and $5,506,287 during the years ended October 31, 2005 and 2004, respectively. As of October 31, 2005, the Company had a working capital deficiency of approximately $3,145,391. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                       /s/ MARCUM & KLIEGMAN LLP


New York, New York
January 28, 2006

                            RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES

                        (formerly New Visual Corporation and Subsidiaries)

                                    CONSOLIDATED BALANCE SHEETS


                                                                            October 31,
                                                                   -------------------------------
                                                                        2005             2004
                                                                   -------------     -------------
ASSETS
------

Current Assets:
   Cash                                                            $    373,481      $    127,811
   Other current assets                                                  34,031             7,984
                                                                   -------------     -------------
 TOTAL CURRENT ASSETS                                                   407,512           135,795

   Property and equipment - net                                           9,922            23,873
   Technology license and capitalized software
        development fee                                               5,751,000         5,751,000
   Film in distribution - net                                                --         1,021,722
   Deferred financing costs - net                                       326,307           187,413
   Other assets                                                          10,224             7,434
                                                                   -------------     -------------
TOTAL ASSETS                                                       $  6,504,965      $  7,127,237
                                                                   =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------

Current Liabilities:
   Convertible notes payable (net of debt discount
       of $20,875 and $0, respectively)                            $    736,997      $    913,000
   Convertible debentures (net of debt discount
       of $0 and $512,778, respectively)                                     --           197,222
   Notes payable                                                      1,834,073         1,002,310
   Accounts payable and accrued expenses                                981,833         2,007,871
                                                                   -------------     -------------
Total Current Liabilities                                             3,552,903         4,120,403

   Long-term portion of convertible debentures (net of
      debt discount of $1,601,586 and $268,750, respectively)           339,125            53,750
   Conversion option liability                                          778,167                --
   Long-term portion of notes payable                                   108,134                --
   Redeemable Series B Preferred Stock                                       --         3,192,000
                                                                   -------------     -------------
Total Liabilities                                                     4,778,329         7,366,153
                                                                   -------------     -------------
Commitments, Contingencies and Other Matters

Stockholders' Equity (Deficiency):
Preferred stock - $0.01 par value; 15,000,000 shares
  authorized; Series A junior participating preferred
  stock; -0- shares issued and outstanding                                   --                --
Common stock - $0.001 par value; 500,000,000 shares
  authorized; 184,901,320 and 84,781,959 shares issued and
  outstanding at October 31, 2005 and 2004, respectively                184,902            84,782
Additional paid-in capital                                           63,679,065        55,031,976
Unearned compensation                                                   (22,771)         (164,500)
Accumulated deficit                                                 (62,114,560)      (55,191,174)
                                                                   -------------     -------------

      Total Stockholders' Equity (Deficiency)                         1,726,636          (238,916)
                                                                   -------------     -------------
      Total Liabilities and Stockholders' Equity (Deficiency)      $  6,504,965      $  7,127,237
                                                                   =============     =============


      The accompanying notes are an integral part of these consolidated financial statements.






                         RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES

                     (formerly New Visual Corporation and Subsidiaries)

                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           For the Years Ended October 31,
                                                               2005              2004
                                                          -------------      -------------

REVENUES                                                  $      39,866      $     287,570
                                                          -------------      -------------
OPERATING EXPENSES:
  Cost of sales                                                  11,945            142,691
  Impairment of film in distribution                          1,009,777            977,799
  Research and development expenses (including
    stock based compensation of $296,667
    and $92,500, respectively)                                  366,306            185,000
  Selling, general and administrative expenses
    (including stock based compensation of $1,131,874
    and $1,359,882, respectively)                             2,951,925          3,441,187
                                                          -------------      -------------
    TOTAL OPERATING EXPENSES                                  4,339,953          4,746,677
                                                          -------------      -------------

OPERATING LOSS                                               (4,300,087)        (4,459,107)
                                                          -------------      -------------
OTHER EXPENSES (INCOME):
  Interest expense                                            3,027,147            883,592
  Amortization of deferred financing costs                      602,182             78,427
  Amortization of unearned financing costs                           --             85,161
  Gain on sale of property and equipment                        (20,000)                --
  Gain on exchange of Redeemable Series B
   Preferred Stock into common stock                            (55,814)                --
  Gain on conversion of accrued expenses
   into convertible notes payable                               (33,514)                --
  Gain on forgiveness of liabilities                           (896,702)                --
                                                          -------------      -------------

TOTAL OTHER EXPENSES                                          2,623,299          1,047,180
                                                          -------------      -------------

NET LOSS                                                  $  (6,923,386)     $  (5,506,287)
                                                          =============      =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE               $       (0.06)     $       (0.07)
                                                          =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        114,687,798         78,052,498
                                                          =============      =============


  The accompanying notes are an integral part of these consolidated financial statements.





                                             RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES

                                         (formerly New Visual Corporation and Subsidiaries)

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                            FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

                                                                                                                          Total
                                      Common Stock          Additional     Unearned                                    Stockholders'
                              ---------------------------    Paid-In       Financing      Unearned      Accumulated       Equity
                                  Shares        Amount       Capital        Costs       Compensation      Deficit      (Deficiency)
                              ------------- ------------- -------------  -------------  -------------  -------------  -------------
Balance at October 31, 2004       84,781,959  $     84,782  $ 55,031,976   $         --  $   (164,500)  $(55,191,174)  $   (238,916)

Issuance of common
   stock for cash                 10,289,026        10,289       824,811             --            --             --        835,100
Issuance of common
   stock under consulting
   agreements                      2,837,500         2,838       339,162             --      (342,000)            --             --
Issuance of common
   stock for services              5,073,015         5,073       309,594             --      (314,667)            --             --
Issuance of common
   stock to key employees
   and directors                   2,750,000         2,750       449,750             --      (452,500)            --             --
Issuance of common
   stock for conversion
   of notes payable,
   convertible debentures,
   and accrued interest           72,763,232        72,763     2,636,193             --            --             --      2,708,956
Issuance of common
   stock for liquidated
   damages                           803,331           804        97,646             --            --             --         98,450
Issuance of common
   stock for Below Market
   Issuance                          529,311           529          (529)            --            --             --             --
Issuance of common
   stock in payment of
   accounts payable and
   accrued expenses                  422,783           423        71,488             --            --             --         71,911
Issuance of common
   stock in exchange for
   surrender of convertible
   preferred stock                 4,651,163         4,651       739,535             --            --             --        744,186
Stock options issued for
   professional services                  --            --       165,869             --      (165,869)            --             --
Stock offering costs                      --            --       (39,105)            --            --             --        (39,105)
Warrants issued with
   convertible debentures                 --            --     2,000,000             --            --             --      2,000,000
Reclassification of conversion
   option liability                       --            --       721,833             --            --             --        721,833
Warrants issued to
   placement agent                        --            --       319,066             --            --             --        319,066
Warrants issued for
   professional services                  --            --        11,776             --       (11,776)            --             --
Amortization of unearned
   compensation expense                   --            --            --             --     1,428,541             --      1,428,541
Net loss                                  --            --            --             --            --     (6,923,386)    (6,923,386)
                                ------------  ------------  ------------   ------------  ------------   ------------   ------------
Balance at October 31, 2005      184,901,320  $    184,902  $ 63,679,065   $         --  $    (22,771)  $(62,114,560)  $  1,726,636
                                ============  ============  ============   ============  ============   ============   ============

                      The accompanying notes are an integral part of these consolidated financial statements.





                                             RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES

                                         (formerly New Visual Corporation and Subsidiaries)

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                            FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

                                                                                                                          Total
                                      Common Stock          Additional     Unearned                                    Stockholders'
                               --------------------------    Paid-In       Financing      Unearned      Accumulated       Equity
                                  Shares        Amount       Capital        Costs       Compensation      Deficit      (Deficiency)
                               ------------  ------------  ------------   ------------   ------------   ------------   ------------

Balance at October 31, 2003      70,676,682  $     70,677  $ 51,131,622   $    (15,674)  $   (404,582)  $(49,684,887)  $  1,097,156

Issuance of common
   stock for cash                 4,907,085         4,907       589,093             --             --             --        594,000
Issuance of common stock
   for extension of
   promissory notes                 310,003           310        49,071        (49,381)            --             --             --
Issuance of common
   stock in payment for
   deferred payroll                  40,000            40         9,960             --             --             --         10,000
Issuance of common
   stock for compensation         1,003,999         1,004       230,076             --       (230,000)            --          1,080
Issuance of common
   stock under consulting
   agreements                     4,002,227         4,002       976,048             --       (980,050)            --             --
Issuance of common
   stock for services               468,047           468       109,739             --         (2,250)            --        107,957
Issuance of common
   stock for conversion
   of notes payable               2,209,631         2,210       329,235             --             --             --        331,445
Issuance of common
    stock for liquidated
    damages                         283,333           283        23,717             --             --             --         24,000
Issuance of common stock
   for research and
   development services             880,952           881        91,619             --             --             --         92,500
Stock offering costs                     --            --       (20,475)            --             --             --        (20,475)
Warrants issued with
   convertible
   debentures                            --            --       577,896             --             --             --        577,896
Value assigned to
   beneficial conversions                --            --       772,104             --             --             --        772,104
Warrants issued to
   placement agent                       --            --       121,018             --             --             --        121,018
Value assigned to
   warrants issued for
   extension of
   convertible notes                     --            --        15,992        (15,992)            --             --             --
Warrants issued for
   professional services                 --            --        21,147             --             --             --         21,147
Value assigned to
   warrants issued for
   convertible notes                     --            --         4,114         (4,114)            --             --             --
Amortization of unearned
   compensation expense                  --            --            --             --      1,452,382             --      1,452,382
Amortization of unearned
   financing costs                       --            --            --         85,161             --             --         85,161
Net loss                                 --            --            --             --             --     (5,506,287)    (5,506,287)
                               ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance at October 31, 2004      84,781,959  $     84,782  $ 55,031,976   $         --   $   (164,500)  $(55,191,174)  $   (238,916)
                               ============  ============  ============   ============   ============   ============   ============

                      The accompanying notes are an integral part of these consolidated financial statements.





                         RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES

                     (formerly New Visual Corporation and Subsidiaries)

                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             For the Years Ended October 31,
                                                                  2005             2004
                                                              -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(6,923,386)     $(5,506,287)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
       Consulting fees and other compensatory elements of
         stock issuances                                        1,428,541        1,452,382
       Interest paid in stock                                          --           13,946
       Penalties paid in stock                                         --           24,000
       Warrants issued for services                                    --           21,147
       Impairment of film in distribution                       1,009,777          977,799
       Gain on sale of property and equipment                     (20,000)              --
       Gain on exchange of Redeemable Series B
         Preferred Stock into common stock                        (55,814)              --
       Gain on conversion of accrued expenses
         into convertible notes payable                           (33,514)              --
       Gain on forgiveness of liabilities                        (896,702)              --
       Amortization of unearned financing costs                        --           85,161
       Amortization of deferred financing costs                   602,182           78,427
       Amortization of film in production costs                    11,945          142,691
       Amortization on debt discount on notes                   2,692,581          568,471
       Depreciation                                                25,112           17,428
    Change in assets (increase) decrease:
       Other current assets                                       (26,047)          (2,969)
       Other assets                                                (2,790)           5,602
    Change in liabilities increase (decrease):
       Accounts payable and accrued expenses                     (224,084)         474,524
                                                              -----------      -----------
         NET CASH USED IN OPERATING ACTIVITIES                 (2,412,199)      (1,647,678)
                                                              -----------      -----------

CASH USED IN INVESTING ACTIVITIES
  Acquisition of technology license and
      development fee                                                  --          (95,000)
  Acquisition of property and equipment                           (11,161)              --
                                                              -----------      -----------
         NET CASH USED IN INVESTING ACTIVITIES                    (11,161)         (95,000)
                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                          835,100          594,000
  Offering costs related to stock issuances                            --          (20,475)
  Proceeds from convertible debentures                          3,500,000        1,350,000
  Proceeds from notes payable                                     300,000          262,000
  Proceeds from convertible notes payable                              --          100,000
  Capitalized financing costs                                    (422,010)        (144,822)
  Repayments of convertible debentures                                 --         (300,000)
  Repayments of notes payable                                  (1,010,021)              --
  Repayments of convertible notes payable                        (534,039)        (290,000)
                                                              -----------      -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                 2,669,030        1,550,703
                                                              -----------      -----------

INCREASE (DECREASE) IN CASH                                       245,670         (191,975)

CASH - BEGINNING OF YEAR                                          127,811          319,786
                                                              -----------      -----------
CASH - ENDING OF YEAR                                         $   373,481      $   127,811
                                                              ===========      ===========


   The accompanying notes are an integral part of these consolidated financial statements.

                                             F-6





                                   RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES

                               (formerly New Visual Corporation and Subsidiaries)

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 For the Years Ended October 31,
                                                                                      2005             2004
                                                                                  ------------     ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                      $    203,539     $     14,565
                                                                                  ============     ============
    Income taxes                                                                  $         --     $         --
                                                                                  ============     ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Compensation satisfied by issuance of common stock                              $         --     $    119,037
                                                                                  ============     ============
  Common stock issued for conversion of convertible
   debentures, notes payable and accrued interest                                 $  2,708,956     $    331,445
                                                                                  ============     ============
  Accounts payable and accrued expenses satisfied by issuance of common stock     $     71,911     $         --
                                                                                  ============     ============
  Common stock issued for accrued liquidated damages                              $     98,450     $     24,000
                                                                                  ============     ============
  Accounts payable and accrued expenses converted to notes payable                $     55,251     $         --
                                                                                  ============     ============
  Value assigned to beneficial conversion in connection with issuance of
   convertible debentures                                                         $         --     $    772,104
                                                                                  ============     ============
  Value assigned to warrants issued to purchasers of convertible debentures       $  2,000,000     $    577,896
                                                                                  ============     ============
  Value assigned to conversion option liability in connection with issuance
   of convertible debentures                                                      $  1,500,000     $         --
                                                                                  ============     ============
  Value assigned to warrants issued to placement agent                            $    319,066     $    121,018
                                                                                  ============     ============
  Value assigned to warrants issued for extension of convertible notes            $         --     $     20,106
                                                                                  ============     ============
  Redeemable Series B Preferred Stock exchanged into notes payable                $  2,392,000     $         --
                                                                                  ============     ============
  Redeemable Series B Preferred Stock (recorded at $800,000) exchanged
  into common stock                                                               $    744,186     $         --
                                                                                  ============     ============
  Deferred compensation converted to convertible note payable
  (see footnote 8 (6))                                                            $    383,911     $         --
                                                                                  ============     ============
  Reclassification of conversion option liability to equity                       $    721,833     $         --
                                                                                  ============     ============


             The accompanying notes are an integral part of these consolidated financial statements.

                                                       F-7

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION, BUSINESS AND CONTINUED OPERATIONS

The consolidated financial statements include the accounts of Rim Semiconductor Company (formerly New Visual Corporation)("Rim Semi") and its wholly owned operating subsidiaries, NV Entertainment, Inc. ("NV Entertainment") (including its 50% owned subsidiary Top Secret Productions, LLC), and NV Technology, Inc. ("NV Technology" collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. The Company consolidates its 50% owned subsidiary Top Secret Productions, LLC due to the Company's control of management and financial matters of such entity.

Rim Semiconductor Company was incorporated under the laws of the State of Utah on December 5, 1985. In November of 1999, the Company began to focus its business activities on the development of new Semiconductor Technologies. Pursuant to such plan, in February of 2000, the Company acquired NV Technology. The Company's technology business has generated no revenues to date.

The Company operates in two business segments, the production of motion pictures, films and videos (Entertainment Segment) and development of new semiconductor technologies (Semiconductor Segment). The Company's Entertainment Segment is dependent on future revenues from the Company's film "Step Into Liquid" ("Film"). The Semiconductor Segment is dependent on the Company's ability to successfully commercialize its developed technology.

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

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. For the years ended October 31, 2005 and 2004 the Company incurred net losses of approximately $6.9 million and $5.5 million, respectively, and as of October 31, 2005 had a working capital deficiency of approximately $3.1 million. In addition, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities through at least October 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

As more fully described in the notes below, the Company funded its operations during 2005 and 2004 through sales of its common stock, par value $0.001 per share (the "Common Stock"), proceeds from notes, convertible notes and convertible debentures resulting in approximate net proceeds to the Company of $4,635,000 and $2,306,000, respectively.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION, BUSINESS AND CONTINUED OPERATIONS (CONTINUED)

The Company's ability to continue to operate as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability.

Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations. The Company will require additional funds for its operations and to pay down its liabilities, as well as finance its expansion plans consistent with its business plan. However, there can be no assurance that the Company will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and these adjustments may be material.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include impairment analysis for long-lived assets, the individual-film-forecast computation method, and valuation of derivative instruments. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheets for cash, accounts payable, accrued expenses, convertible notes payable, and notes payable approximate fair value because of their immediate or short-term nature. The fair value of long-term notes payable and convertible debentures approximates their carrying value because the stated rates of the debt either reflect recent market conditions or are variable in nature.

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

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In addition, SOP-00-2 also requires that if an event or change in circumstances indicates that an entity should assess whether the fair value of a film is less than its unamortized film costs, then an entity should determine the fair value of the film and write-off to the statements of operations the amount by which the unamortized film costs exceeds the Film's fair value.

During January 2005, the Company performed its review, and it was determined that the unamortized film costs exceeded the Film's fair value. The Company determined that its previous estimation of the expenses incurred by the Film's distributor were too low and the estimation of future revenue were too high. As a result of this review, the Company wrote-down the carrying value attributed to its Film In Distribution to $1,021,722 at October 31, 2004. This resulted in an impairment of $977,799 which is included in the consolidated statement of operations for the year ended October 31, 2004.

During July 2005, the Company performed its review, and it was determined that the unamortized film costs exceeded the Film's fair value. The conclusion was based upon information the Company received from the film's distributor relating to lower than expected sales. As a result of this review, the Company wrote-down the remaining carrying value attributed to the Film to $0. This resulted in an impairment of $1,009,777 which is included in the consolidated statement of operations for the year ended October 31, 2005.

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

Under a rights Agreement with Lions Gate Entertainment ("LGE") the domestic distributor for its Film entitled Step Into Liquid, the Company shares with LGE in the profits of the Film after LGE recovers its marketing, distribution and other predefined costs and fees. The agreement provides for the payment of minimum guaranteed license fees, usually payable on delivery of the respective completed film, that are subject to further increase based on the actual distribution results in the respective territory. Minimum guaranteed license fees totaled approximately $27,000 and $95,000 during the years ended October 31, 2005 and 2004, respectively and were recorded as revenue.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. Amounts allocated to acquired-in-process research and development costs, from business combinations, are charged to operations at the consummation of the acquisition.

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

No assurance can be given that the Company's technology will receive market acceptance. Accordingly it is possible that the carrying amount of the technology license may be reduced materially in the near future.

The Company has no amortization expense for the years ended October 31, 2005 and 2004 for its capitalized software development costs.

REDEEMABLE SERIES B PREFERRED STOCK

Redeemable Series B Preferred Stock, which includes characteristics of both liabilities and equity, is classified as a long-term liability in accordance with the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." In April 2005, the Redeemable Series B Preferred Stock was cancelled in exchange for the issuance of common stock and a promissory note. See Note 7 for further discussion.

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

The number of potentially dilutive securities excluded from computation of diluted loss per share was approximately 172,755,614 (see Note 13) and 38,509,190, for the years ended October 31, 2005 and 2004, respectively.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

The Company follows Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation". SFAS No. 123 establishes accounting and reporting standards for stock-based employee compensation plans. This statement allows companies to choose between the fair value-based method of accounting as defined in this statement and the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees".

The Company has elected to continue to follow the accounting guidance provided by APB 25, as permitted for stock-based compensation relative to the Company employees. Stock and options granted to other parties in connection with providing goods and services to the Company are accounted for under the fair value method as prescribed by SFAS No. 123.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures.

                                                              For the years ended October 31,
                                                                  2005             2004
                                                               ------------     ------------
    Net loss, as reported                                      $(6,923,386)     $(5,506,287)
    Add: Stock-based employee compensation expense
         included in reported net loss                                  --               --
    Less: Total stock-based employee compensation expense
          determined under the fair value-based method for
          all awards                                            (1,029,125)        (333,500)
                                                               ------------     ------------

    Net loss, pro-forma                                        $(7,952,511)     $(5,839,787)
                                                               ============     ============
    Basic and Diluted Net Loss per Common Share:

      As reported                                              $     (0.06)     $     (0.07)
                                                               ============     ============
      Pro-forma                                                $     (0.07)     $     (0.07)
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

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN 46 and issued Interpretation Number 46(R), "Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51" ("FIN 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interest. Application of FIN 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The adoption of this pronouncement did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

In April 2005, the Securities and Exchange Commission issued release number 33-8568, AMENDMENT TO RULE 4-01(A) OF REGULATION S-X REGARDING THE COMPLIANCE DATE FOR STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 (REVISED 2004), SHARE BASED PAYMENT. This release delays the date for compliance with Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share Based Payment" ("SFAS 123R") to the registrant's first interim or annual reporting period beginning on or after December 15, 2005. SFAS 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and no longer allows companies to apply the intrinsic value based method of accounting for stock compensation described in APB 25. The Company has elected to early adopt SFAS 123R and will apply its requirements as of November 1, 2005.

The Company has elected to use the modified prospective application transition method and accordingly, measurement and attribution of compensation cost for awards that are outstanding as of the adoption date will be based on the original grant date fair value and the same attribution method that the Company previously used. The Company expects these transition provisions to result in the recognition of approximately $250,000 in stock based compensation expense during the three months ended January 31, 2006 related to the vesting of options previously granted in April 2005 as further discussed in Note 13.

The Company estimates that options granted to the Company's Chief Executive Officer and Executive Vice President in January 2006, as further discussed in
Note 17, will result in stock based compensation expense of approximately $575,000 under the measurement requirements of SFAS 123R and expects this to be recognized through the service period of July 2006.

In June 2005, the FASB published Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will apply these requirements to any accounting changes after the implementation date.

The Emerging Issues Task Force ("EITF") reached a tentative conclusion on EITF Issue No. 05-1, "Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer's Exercise of a Call Option" that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer's exercise of a call option pursuant to the original terms of the instrument. The application of this pronouncement is not expected to have an impact on the Company's consolidated financial position, results of operations, or cash flows.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In June 2005, the FASB ratified EITF Issue No. 05-2, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'" ("EITF No. 05-2"), which addresses when a convertible debt instrument should be considered 'conventional' for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument's economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

EITF Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'" ("EITF No. 05-4") addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. In May 2005, the Company entered into a private placement agreement for convertible debentures, a registration rights agreement and warrants in connection with the private placement (see Note 9). Based on the interpretive guidance in EITF Issue No. 05-4, view C, due to certain factors, including an uncapped liquidated damages provision in the registration rights agreement, the Company determined that the embedded conversion option related to these convertible debentures and the registration rights are derivative liabilities. Accordingly, the fair value of the embedded conversion option of $1,500,000 was recorded as a liability as of the closing of the sale of these convertible debentures. Due to various factors, including substantial conversions of these convertible debentures and the registration statement becoming effective on August 1, 2005, the value of the registration rights was deemed to be de minimus.

In September 2005, the FASB ratified EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues" ("EITF No. 05-7"), which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). EITF No. 05-7 is effective for the first interim or annual reporting period beginning after December 15, 2005. The Company will adopt EITF No. 05-7 as of the beginning of the Company's interim reporting period that begins on February 1, 2006. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement will have on its financial statements.

In September 2005, the FASB ratified EITF Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature" ("EITF No. 05-8"), which addresses the treatment of convertible debt issued with a beneficial conversion feature as a temporary difference under the guidance in SFAS 109. In addition, deferred taxes recognized for a temporary difference of debt with a beneficial conversion feature should be recognized as an adjustment of additional paid-in capital. Entities should apply the guidance in EITF No. 05-8 in the first interim or annual reporting period that begins after December 15, 2005. Its provisions should be applied retrospectively under the guidance in SFAS 154 to all convertible debt instruments with a beneficial conversion feature accounted for under the guidance in EITF No. 00-27 "Application of EITF Issue No. 98-5 'Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.'" The Company has applied the requirements of EITF No. 05-8 to all previously existing convertible debt instruments with a beneficial conversion feature and will apply the requirements of EITF No. 05-8 beginning on February 1, 2006 for all new convertible debt instruments with a beneficial conversion feature. The application of this pronouncement for new convertible debt instruments with a beneficial conversion feature is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year presentation.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - PROPERTY AND EQUIPMENT


Property and equipment, consists of the following:

                                                        At October 31,
                                                        --------------
                                                    2005                2004
                                                ------------        ------------

Furniture and fixtures                          $     6,525         $    54,097
Camera equipment                                         --             298,109
Office equipment                                      4,636             109,515
                                                ------------        ------------
                                                     11,161             461,721
Less: accumulated depreciation                        1,239             437,848
                                                ------------        ------------
Total                                           $     9,922         $    23,873
                                                ============        ============

For the years ended October 31, 2005 and 2004, depreciation expense was $25,112 and $17,428, respectively.


NOTE 4 - TECHNOLOGY LICENSE AND DEVELOPMENT AGREEMENT

On April 17, 2002, the Company entered into a development and license agreement with Adaptive Networks, Inc. ("Adaptive") to acquire a worldwide, perpetual license to Adaptive's Powerstream (TM) technology, intellectual property, and patent portfolio for use in products relating to all applications in the field of the copper telephone wire telecommunications network. In consideration of the grant of the license, the Company assumed certain debt obligations of Adaptive to Zaiq Technologies, Inc. ("Zaiq") and TLSI, Inc. ("TLSI"). The Company then issued 3,192 shares of its Redeemable Series B Preferred Stock, valued at $3,192,000, with a liquidation preference of $1,000 per share and paid $250,000 in cash to Zaiq in satisfaction of the Zaiq debt. The Company also issued 624,480 shares of common stock, valued at $750,000, to TLSI in satisfaction of the TLSI debt. The value of the consideration issued by the Company in connection with the license agreement totaled $4,192,000.

The Company also paid Adaptive a development fee of $1,559,000 for software development services and agreed to pay Adaptive a royalty equal to a percentage of the net sales of products sold by the Company and license revenue received by the Company.

The Company capitalized the consideration issued in connection with the license fee and development fee totaling $5,751,000. The Company's technical employees and advisors concluded that as of March 2002 the Company had established technological feasibility for its ultimate telecommunication product to be marketed. Additional development services and testing, to be performed principally by HelloSoft, Inc. ("HelloSoft") of San Jose, California, a third party consultant, are necessary to complete the commercialization of the product development. The Company and HelloSoft are parties to a services agreement, dated as of March 31, 2004, under which HelloSoft provides continuing development services relating to the Company's semiconductor chipset. See Note 15 for further details.

In December 2005, the Company made available to target customers the E30 Release
1.3. No assurance can be given that the Company can complete development of such technology, or that with respect to such technology that is fully developed, it can be commercialized on a large-scale basis or at a feasible cost. No assurance can be given that such technology will receive market acceptance. Accordingly it is possible that the carrying amount of the technology license may be reduced materially in the near future.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - TECHNOLOGY LICENSE AND DEVELOPMENT AGREEMENT (CONTINUED)

The agreement with Adaptive was amended November 26, 2004. Under the Amended Agreement, the Company has accepted from Adaptive final delivery of the source code, the intellectual property rights related thereto and other materials related to certain technologies that were to be developed by Adaptive. The Company and Adaptive's joint ownership rights will continue with respect to any improvements, developments, discoveries or other inventions that are developed under the agreement with HelloSoft. In addition, under the Amended Agreement, Adaptive has agreed that the first $5 million of royalties otherwise payable by the Company to Adaptive thereunder from proceeds of the sale or license of the semiconductor technologies are to be offset by a credit in the same amount.


NOTE 5 - FILM IN DISTRIBUTION

In April 2000, the Company entered into a joint venture production agreement to produce a feature length film ("Step Into Liquid") for theatrical distribution. The Company agreed to provide 100% of the funding for the production in the amount of up to $2,250,000 and, in exchange, received a 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to its initial investment of up to $2,250,000. As of October 31, 2005 the Company has funded a net of $2,335,101 for completion of the film. The film is currently in foreign and DVD distribution.

Based upon information received from the Company's film distributor in January 2005, the Company recorded an impairment charge of $977,799 during the year ended October 31, 2004 which reduced the carrying value of its film in distribution to $1,021,722. The impairment charge was due to higher than expected distribution costs and lower than expected average retail selling price for the DVD. In addition, based upon information received from the Company's film distributor in July 2005, which indicated that sales were lower than expected, the Company recorded an impairment charge of $1,009,777 during the year ended October 31, 2005 which reduced the carrying value of its film in distribution to $0.

The Company recognized revenues of $39,866 and $287,570 for the years ended October 31, 2005 and 2004, respectively. The Company had amortization costs of $11,945 and $142,691 for the years ended October 31, 2005 and 2004, respectively.

NOTE 6 - DEFERRED FINANCING COST

At October 31, 2005, deferred financing cost consists of costs incurred and warrants issued in connection with the sale of $3,500,000 of 2005 Debentures, $1,350,000 of 7% convertible debentures, and a promissory note:

                      Deferred financing cost          $1,006,916
                      Less: accumulated amortization     (680,609)
                                                       ----------
                      Deferred financing cost, net     $  326,307
                                                       ==========

Costs incurred in connection with debt financings are capitalized as deferred financing costs and amortized over the term of the related debt. If any or all of the related debt is converted or repaid prior to its maturity date, a pro-rata share of the related deferred financing costs are written off and recorded as amortization expense in the period of the conversion or repayment in the consolidated statement of operations. For the years ended October 31, 2005 and 2004, amortization of deferred financing cost was $602,182 and $78,427, respectively.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - EXCHANGE AGREEMENT

In April 2005, the Company entered into an Exchange Agreement (the "Exchange Agreement") with Zaiq Technologies, Inc. ("Zaiq"), pursuant to which the Company issued 4,651,163 shares of common stock with a value of $744,186 and a promissory note in the principal amount of $2,392,000 (see Note 10) in exchange for the surrender by Zaiq of 3,192 shares of Redeemable Series B Preferred Stock. The Company issued the Redeemable Series B Preferred Stock to Zaiq pursuant to a Receivables Purchase and Stock Transfer Restriction Agreement dated as of April 17, 2002. These shares had an aggregate liquidation preference of $3,192,000, constituted all of the Redeemable Series B Preferred Stock issued and outstanding as of the date of the Exchange Agreement, and were cancelled upon the closing of the Exchange Agreement. The fair value of the common stock and promissory note on the closing date was determined to be less than the aggregate liquidation preference of the Redeemable Series B Preferred Stock and accordingly a gain of $55,814 was recognized during the year ended October 31, 2005.

The Exchange Agreement provides that, subject to certain exceptions, if the Company, at any time prior to the payment in full of the amount due under the promissory note, issues common stock or securities convertible into or exercisable for shares of common stock at a price below the fair market value of the common stock or such securities (a "Below Market Issuance"), then the Company will issue to Zaiq additional shares of common stock in an amount that is determined in accordance with a formula that takes into consideration both the number of shares of common stock or other securities issued and the total consideration received by the Company in the Below Market Issuance. During the year ended October 31, 2005, the Company issued 529,311 additional shares of common stock with an aggregate par value of $529 and a fair value of $18,504 to Zaiq as a result of Below Market Issuances.

Under the terms of the agreements with Zaiq, a portion of the proceeds of any new financing consummated by the Company through the first anniversary of the agreement are to be applied to the prepayment of the note. See Note 10.

In December 2005, the Company entered into an agreement with Zaiq to repurchase shares of common stock held of record by Zaiq and retire the promissory note with Zaiq at a discount. See Note 17 for further details.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

The Company entered into several convertible promissory note agreements with various trusts and individuals to fund the operations of the Company. The Company agreed to pay the principal and an additional amount equal to 50% of the principal on all notes below except for one note for $10,000 which accrues interest at the rate of 9% per annum and the March 2005 convertible promissory note discussed in the following paragraph. Except for these two notes, the notes are due when the Company reaches certain milestones from the distribution of its motion picture. The notes (with the exception of the March 2005 convertible promissory note) may be converted at any time, in whole or in part, into that number of fully paid and non-assessable shares of common stock at conversion prices ranging from $.33 to $1.00. The March 2005 convertible promissory note may be converted into shares of common stock at a conversion price per share equal to the closing price of the common stock on the Over-the-Counter Bulletin Board on the date of conversion.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

The outstanding convertible notes are summarized in the table below:

                                                           At October 31,
                                                        2005             2004
                                                        ----             ----
     Note payable (1)                               $   97,000       $  140,000
     Notes payable (ten notes) (2)                     478,000          483,000
     Note payable, 9% interest (3)                      10,000           10,000
     Notes payable (four notes), 12% interest (4)           --          180,000
     Notes payable (eight notes), 12% (5)                   --          100,000
     Note payable - related party(6)                   172,872               --
                                                    ----------------------------
     TOTAL                                          $  757,872       $  913,000

     less: unamortized debt discount                   (20,875)              --
                                                    ----------------------------
                                                    $  736,997       $  913,000
                                                    ============================

     (1) Due when receipts received by the Company from the joint venture exceed $375,000.
     (2) Due when receipts received by the Company from the joint venture exceed $2,250,000.
     (3) Due when receipts received by the Company from the joint venture exceed $750,000.
     (4) Notes had an original due date of November 21, 2003. The note holders extended the due date until January 7, 2004 in exchange for 160,000 shares of common stock. In January 2004 the Company paid $180,000 of principal payments and further extended the remaining notes until the next round of financing was completed. The remaining principal of $180,000 was repaid in June 2005 from the proceeds of the private placement of the 2005 Debentures further discussed in Note 9, and accrued interest of $1,800 was paid on the 21st of each month through May 2005.
     (5) On September 21, 2004, the Company entered into eight identical loan agreements totaling $100,000. The loan is evidenced by a promissory note dated September 21, 2004 issued by the Company to the lender. The principal amount of the loan and any accrued and unpaid interest was due and payable on June 21, 2005. These notes and accrued interest were repaid in June 2005 from the proceeds of the private placement of the 2005 Debentures further discussed in Note 9.
     (6) In March 2005, the Company issued in favor of the Company's executive vice president, a non-interest bearing convertible promissory note in the principal amount of $383,911. The convertible promissory note was issued in evidence of the Company's obligation for deferred compensation. In accordance with APB 21, imputed interest (at an effective rate of 15%) was calculated to arrive at the fair value of the convertible promissory note. The difference between the face amount and the present value upon issuance of the convertible promissory note is shown as a discount that is amortized as interest expense over the life of the convertible promissory note. For the year ended October 31, 2005 amortization of debt discount on this note was $12,639. The convertible promissory note is payable in monthly installments, on the first day of each month, beginning on April 1, 2005. Each month, the Company must pay to the executive vice president an amount not less than the monthly base salary paid to the Company's chief executive officer. However, if the Company determines in its sole discretion that it has the financial resources available, it may pay up to $20,833 per month. The Company made payments of $211,039 during the year ended October 31, 2005.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CONVERTIBLE DEBENTURES

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

The Company received net proceeds of approximately $3.11 million, following repayment of offering related expenses. These offering related expenses were recorded as deferred financing costs and are being charged to interest expense (See Note 6). The Company used a portion of the proceeds to repay the principal and accrued interest on notes payable and convertible notes payable (See Notes 8 and 10).

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

In connection with the issuance of the 2005 Debentures, the Company issued to the purchasers thereof warrants (the "Investor Warrants") to purchase 33,936,650 shares of common stock, with warrants for 11,312,220 shares being exercisable through the last day of the month in which the first anniversary of the effective date of the Registration Statement occurs (August 31, 2006) at a per share exercise price of $0.1547 and warrants for 22,624,430 shares being exercisable through the last day of the month in which the third anniversary of the effective date of the Registration Statement occurs (August 31, 2008) at a per share exercise price of $0.3094.

Holders of the Investor Warrants are entitled to exercise those warrants on a cashless basis following the first anniversary of issuance if the Registration Statement is not in effect at the time of exercise.

The gross proceeds of $3,500,000 were recorded net of a debt discount of $3,500,000. The debt discount consisted of a $2,000,000 value related to the Investor Warrants and a $1,500,000 value related to the embedded conversion option in accordance with EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" and EITF issue No. 05-04, view C "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument". Due to certain factors, including an uncapped liquidated damages provision in the registration rights agreement, the Company determined that the embedded conversion option related to the 2005 Debentures and the registration rights are derivative liabilities. Accordingly, the fair value of the embedded conversion option of $1,500,000 was recorded as a liability as of the closing of the sale of the 2005 Debentures. Due to various factors, including substantial conversions of the 2005 Debentures and the registration statement becoming effective on August 1, 2005, the value of the registration rights was deemed to be de minimus.

As of October 31, 2005, the derivative liability of $1,500,000 was reduced to $778,167 as a result of conversions of the 2005 Debentures during the period ended October 31, 2005. Accordingly, $721,833 was reflected as a subsequent reclassification to stockholders' equity during the period ended October 31, 2005.

The Company followed the guidelines in EITF issue No. 05-04, view C and classified the fair value of the Investor Warrants as equity and separately valued the derivative liability related to the registration rights.

No gain or loss was deemed necessary during the period ended October 31, 2005, as the fair value of the derivative liabilities did not fluctuate in value.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

In connection with the issuance of the 2005 Debentures, the Company also issued to a placement agent warrants to purchase up to 5,656,108 shares of Common Stock (the "Compensation Warrants") valued at $319,066. This amount was recorded as a deferred financing cost and is being charged to interest expense over the term of the 2005 Debentures. Warrants to purchase up to 2,262,443 shares are exercisable through the last day of the month in which the third anniversary of the effective date of the Registration Statement occurs (August 31, 2008) at a per share exercise price of $0.3094. Warrants to purchase up to 2,262,443 shares are exercisable through the last day of the month in which the third anniversary of the closing occurs (May 31, 2008) at a per share exercise price of $0.1547. Warrants to purchase up to 1,131,222 shares are exercisable through the last day of the month in which the first anniversary of the effective date of the Registration Statement occurs (August 31, 2006) at a per share exercise price of $0.1547. The Compensation Warrants are otherwise exercisable on substantially the same terms and conditions as the Investor Warrants.

To secure the Company's obligations under the 2005 Debentures, the Company granted a security interest in substantially all of its assets, including without limitation, its intellectual property, in favor of the investors under the terms and conditions of a Security Interest Agreement dated as of the date of the 2005 Debentures. The security interest terminates upon the earlier of (i) the date on which less than one-third of the original principal amount of the 2005 Debentures issued on the closing date are outstanding or (ii) payment or satisfaction of all of the Company's obligations under the loan agreement. Subsequent to October 31, 2005, condition (i) was met and therefore the security interest terminated.

A registration statement (the "Registration Statement") covering the Common Stock issuable upon conversion of the 2005 Debentures, the Investor Warrants and the Compensation Warrants referred to above was declared effective on August 1, 2005.

As a result of obtaining the 2005 Debentures, 1,000,000 stock options granted to each of the Company's chief executive officer and executive vice president in April 2005 became fully vested and non-forfeitable, as discussed in Note 13.

During the period ended October 31, 2005, $1,684,289 of principal amount of 2005 Debentures plus accrued interest of $36,331 were converted into shares of common stock.

Included in interest expense for the year ended October 31, 2005 is $1,946,031 related to the amortization of the debt discount related to these debentures.

The 2005 Debentures are summarized below at October 31, 2005:

                                   Outstanding
                                    Principal     Unamortized    Net Carrying
                                      Amount     Debt Discount      Value
                                    ----------   ------------    ------------
        Long-term portion           $1,815,711    $ 1,553,969     $ 261,742

7% DEBENTURES
-------------
In December 2003, the Company completed a private placement to certain private and institutional investors of $1 million in principal amount of its three year 7% Convertible Debentures (the "7% Debentures") and signed commitments to place an additional $1,000,000 of such Debentures (the "Additional Debentures") upon the effectiveness of a registration statement covering the common stock underlying the 7% Debentures. The registration statement was originally filed on February 11, 2004. In April and May 2004, certain holders of the Debentures waived the registration statement effectiveness condition and purchased an aggregate of $350,000 in principal amount of Debentures, satisfying their post effectiveness commitments. The registration statement was declared effective by the Securities and Exchange Commission on August 16, 2004 solely with respect to the common stock underlying the $1 million in principal amount of 7% Debentures and related securities issued as of December 2003. As the registration statement covering the common stock underlying the Additional Debentures was not declared effective by the specified date of June 28, 2004, the Company will not be issuing Additional Debentures for the remaining $650,000 under this transaction.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

In connection with the issuance of the 7% Debentures in December 2003, the Company issued five-year warrants to purchase up to 6,666,667 shares of the Company's Common Stock, at a per share exercise price of $0.25, subject to cashless exercise provisions. In connection with the issuance of the additional 7% Debentures in April and May 2004, the Company issued five-year warrants to purchase up to 2,333,332 shares of the Company's Common Stock, at a per share exercise price of $0.25, subject to cashless exercise provisions.

The holders of the 7% Debentures can convert their debt into shares of the Company's common stock at $.15 per share subject to certain anti-dilution adjustments (stock splits, redemptions, mergers, and certain other transactions).

Accrued interest under the 7% Debentures may be paid in cash or common stock. In the event of an uncured default, as defined, or a non-permitted sale of securities, the holders of the 7% Debenture can require the Company to redeem their debentures. Providing that the certain conditions are met, the 7% Debentures automatically convert into common shares on the third anniversary of issuance. In addition, under certain circumstances, the Company can require the conversion of the 7% Debentures before such time.

The gross proceeds of the $1,000,000 in December of 2003 were allocated 57.73% or $577,259 to the debentures and 42.27% or $422,741 to the warrants. The conversion price of the debentures was below the market price of the Company's common stock at December 31, 2003, which resulted in a beneficial conversion feature relating to the first $1,000,000 of $577,259. In accordance with EITF 00-27 the amount allocated to the beneficial conversion feature was limited to the net proceeds of the offering less the value allocated to the warrants issued to the purchasers.

The gross proceeds of the $100,000 in April of 2004 were allocated 52.66% or $52,659 to the debentures and 47.34% or $47,341 to the warrants. The conversion price of the debentures was below the market price of the Company's common stock at April 20, 2004, which resulted in a beneficial conversion feature of $52,659. In accordance with EITF 00-27 the amount allocated to the beneficial conversion feature was limited to the net proceeds of the offering less the value allocated to the warrants issued to the purchasers.

The gross proceeds of the $250,000 in May of 2004 were allocated 56.87% or $142,186 to the debentures and 43.13% or $107,814 to the warrants. The conversion price of the debentures was below the market price of the Company's common stock at May 7, 2004, which resulted in a beneficial conversion feature of $142,186. In accordance with EITF 00-27 the amount allocated to the beneficial conversion feature was limited to the net proceeds of the offering less the value allocated to the warrants issued to the purchasers.

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

The Company paid in full ($300,000 plus $3,540 of accrued interest) the 7% convertible debenture issued on October 31, 2003 with a maturity date of April 30, 2004 out of the proceeds it received from the above December 31, 2003 private placement.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

Under the agreements with the purchasers of the December 2003 Debentures, the Company is obligated to pay to the Debenture holders liquidated damages associated with the late filing of the Registration Statement and the missed Registration Statement required effective date of March 30, 2004. Liquidated damages are equal to (x) 2% of the principal amount of all the Debentures during the first 30-day period following late filing or effectiveness and (y) 3% of the principal amount of all Debentures for each subsequent 30-day period (or part thereof). These liquidated damages aggregated to $160,000. Accrued liquidated damages as of October 31, 2005 was $37,550. At their option, the Debenture holders are entitled to be paid such amount in cash or shares of Common Stock at a per share rate equal to the effective conversion price of the Debentures, which is currently $0.15. 803,331 shares of common stock valued at $98,450 were issued during the year ended October 31, 2005.

During the year ended October 31, 2005, $907,500 of principal amount plus accrued interest of $73,336 were converted into shares of common stock. During the year ended October 31, 2004, $317,500 of principal amount plus accrued interest of $13,945 were converted into shares common stock.

The 7% Debentures are summarized below:

                                   Outstanding
                                    Principal     Unamortized    Net Carrying
                                      Amount     Debt Discount      Value
                                    ----------   ------------    ------------
        Long-term portion           $ 125,000     $   47,617     $    77,383

The remaining 7% Debentures outstanding at October 31, 2005 were originally issued in December 2003 and are due and payable in December 2006.


NOTE 10 - NOTES PAYABLE

The Company has the following notes payable outstanding at October 31:

                                                                       2005             2004
                                                                  ------------     ------------
Note payable (five individual notes with identical terms),
  unsecured, 6% interest, due on demand with three days notice    $   256,886      $   256,886
Note payable, 10% interest, unsecured, due on demand with
  three days notice (1)                                               443,451          483,424
Note payable, unsecured, 15% interest, due March 24, 2005 (2)              --          250,000
Note payable (3)                                                       12,000           12,000
Note payable (4)                                                    1,229,870               --
                                                                  ------------     ------------
     TOTAL                                                        $ 1,942,207      $ 1,002,310

     Less: current portion of notes payable                        (1,834,073)      (1,002,310)
                                                                  ------------     ------------
     Long-term portion of notes payable                           $   108,134      $        -0-
                                                                  ============     ============

   (1) Outstanding principal of $39,973 and interest of $110,027 was paid in June 2005 from the proceeds of the private placement of the 2005 Debentures further discussed in Note 9.

   (2) On September 24, 2004, the Company entered into a loan agreement with a stockholder pursuant to which the Company borrowed $250,000. The loan is evidenced by a promissory note dated as of September 24, 2004. The Company received net proceeds of $220,000 following the payment of transaction related fees and expenses. The principal amount of the loan and any accrued and unpaid interest was due and payable on March 24, 2005. Interest owing in December 2004 was repaid from a subsequent loan made to the Company in December 2004. Outstanding principal of $250,000 and interest of $25,068 was paid in June 2005 from the proceeds of the private placement of the 2005 Debentures further discussed in Note 9.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - NOTES PAYABLE (CONTINUED)

   (3) On March 26, 2004, the Company entered into a loan agreement, pursuant to which the Company borrowed $12,000 from the lender. The loan is evidenced by an installment note dated as of March 26, 2004. The principal amount of the loan and any accrued and unpaid interest at a rate of 5% were due and payable on July 26, 2004. On July 26, 2004, the lender agreed to extend payment and unpaid accrued interest until November 15, 2004. The lender has subsequently agreed to modify the repayment terms such that the principal and interest are due on demand with three days notice, however the notice may not occur before November 15, 2005.

   (4) In April 2005, the Company issued a promissory note in connection with the cancellation of the Redeemable Series B Preferred Stock (see Note 7) which bears interest at the rate of 7% per annum. The outstanding principal amount of the promissory note and interest accrued thereon is due and payable in four equal quarterly installments beginning on the first anniversary of the date of the promissory note. Unless an event of default has occurred and is continuing, the principal amount of the promissory note is forgiven in the amount of $797,333 on each of the six-month and twelve-month anniversaries of the date of the promissory note.

        In October 2005, $797,333 of principal was forgiven in accordance with these terms. The Company is required to pay to the holder 10% of the proceeds of any new financing consummated within 90 days of the date of the promissory note and 20% of the proceeds of any new financing consummated thereafter through the first anniversary of the promissory note in prepayment of the amount due under the promissory note. The Company has the right to prepay the outstanding principal amount of the promissory note and any accrued interest thereon in whole or in part without penalty or premium at any time. During the year ended October 31, 2005, principal of $364,797 and interest of $27,983 were repaid from the proceeds of new financings to comply with the mandatory payment provisions of the promissory note. In December 2005, the Company entered into an agreement to repay a portion of the principal amount of the promissory note with the remaining balance being forgiven. See Note 17 for further details.

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at October 31:

                                                          2005           2004
                                                      -----------    -----------
Accrued Officers Compensation, bonuses and payroll    $  215,450     $  495,676
Professional fees                                          5,718        537,796
Interest payable                                         611,863        590,390
Accrued liquidated damages                                37,550        136,000
Consulting fees                                           63,414        184,851
Miscellaneous                                             47,838         63,158
                                                      -----------    -----------
                                                      $  981,833     $2,007,871
                                                      ===========    ===========

NOTE 12 - PREFERRED STOCK

REDEEMABLE SERIES B PREFERRED STOCK

On April 10, 2002, the Company amended its Articles of Incorporation and designated 4,000 shares of its authorized preferred stock as Series B Preferred Stock, with a liquidation preference of $1,000 per share.

The Company may redeem any or all of the shares of Series B Preferred Stock at any time or from time to time at a per share redemption price equal to the preference amount.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - PREFERRED STOCK (CONTINUED)

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

In April 2002, the Company issued 3,192 shares of its Series B Preferred Stock, with redemption and liquidation preference of $3,192,000, in connection with the development and license agreement discussed in Note 4. These shares were subsequently canceled in connection with the Exchange Agreement as discussed in
Note 7. As of October 31, 2005 and 2004, there were 4,000 authorized shares of Series B Preferred Stock and 0 and 3,192 shares issued and outstanding, respectively.

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

All of the designated Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock were issued between May and August 2003, to collateralize proposed loans to the Company that never materialized. By their terms, the share certificates representing these series are returnable to the Company upon demand in the event the proposed loans are not completed by January 31, 2004. None of the proposed loans were ever concluded. While certain of the issued certificates have been returned, certain others remain outstanding despite the Company's request for their return. However, none of the series C, D, E, F and G are classified as outstanding as of October 31, 2005 or 2004 as such shares are issuable upon the funding of the loans.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCKHOLDERS' EQUITY (DEFICIENCY)

PREFERRED STOCK AND RIGHTS DIVIDEND

The Company adopted a stockholder rights plan, in which one right was distributed on August 21, 2000 as a dividend on each outstanding share of common stock to stockholders of record on that date. Each right will entitle the stockholders to purchase 1/1000th of a share of a new series of junior participating preferred stock of the Company at an exercise price of $200 per right in certain events. The rights expired on August 21, 2004.

COMMON STOCK

Effective November 12, 2003, the Company amended its Articles of Incorporation and increased the authorized number of shares of common stock from 100,000,000 to 500,000,000.

During the year ended October 31, 2005, the Company issued:

         o 10,289,026 shares of common stock to various investors for cash proceeds of $835,100;
         o 2,837,500 shares of common stock for consulting services valued at $342,000;
         o 5,073,015 shares of common stock for various services valued at $314,667;
         o 2,750,000 shares of common stock to key employees and directors valued at $452,500;
         o 72,763,232 shares of common stock for converted promissory notes, debentures and accrued interest valued at $2,708,956;
         o 803,331 shares of common stock as penalty for delayed filing/effectiveness of a registration statement valued at $98,450;
         o 529,311 shares of common stock in connection with a Below Market Issuance (See Note 7).
         o 422,783 shares of common stock in payment of accounts payable and accrued expenses in the amount of $71,911;
         o 4,651,163 shares of common stock with a fair value of $744,186 in exchange for the surrender of Redeemable Series B Preferred Stock valued at $800,000. The Company recognized a gain of $55,814 on the transaction (See Note 7).

During the year ended October 31, 2004, the Company issued

         o 4,907,085 shares of common stock to various investors for cash proceeds of $594,000;
         o 310,003 shares of common stock valued at $49,381 as consideration for the extension of the due date of certain convertible notes payable;
         o 40,000 shares of common stock for deferred compensation of $10,000;
         o 1,003,999 shares of common stock for compensation to officers and employees valued at $231,080;
         o 4,002,227 shares of common stock for consulting services valued at $980,050;
         o 468,047 shares of common stock for services valued at $110,207;
         o 2,209,631 shares of common stock for converted promissory notes and accrued interest valued at $331,445;
         o 283,333 shares of common stock for liquidated damages valued at $24,000;
         o 880,952 shares of common stock for research and development services valued at $92,500.

STOCK OPTION PLANS

STOCK OPTIONS

During 2000, the Board of Directors and the stockholders of the Company approved the 2000 Omnibus Securities Plan (the "2000 Plan"), which provides for the granting of incentive and non-statutory options and restricted stock for up to 2,500,000 shares of common stock to officers, employees, directors and consultants of the Company.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

STOCK OPTIONS (CONTINUED)

During August of 2001, the Board of Directors of the Company approved the 2001 Stock Incentive Plan (the "2001 Plan" and together with the "2000 Plan", the Plans), which provides for the granting of incentive and non-statutory options, restricted stock, dividend equivalent rights and stock appreciation rights for up to 2,500,000 shares of common stock to officers, employees, directors and consultants of the Company. The stockholders of the Company ratified the 2000 Plan in May 2000, and the 2001 Plan in July 2002.

In January 2003, the Board of Directors of the Company approved the 2003 Consultant Stock Plan ("2003 Plan"), which provides for the issuance of up to 6,000,000 non-qualified stock options or stock awards to consultants to the Company. Directors, officers and employees are not eligible to participate in the 2003 Plan. A total of 3,200,000 shares of common stock have been issued under the 2003 Plan to four consultants. As of October 31, 2005 no options have been awarded under the 2003 Plan.

In April 2005, the Company issued to each of its Chief Executive Officer and Executive Vice President, 1,000,000 shares of common stock, and performance based options to purchase 7,000,000 shares of restricted common stock at an exercise price of $0.17, which was equal to the closing price of the common stock on the Over-the-Counter Bulletin Board on the date of grant. Options to purchase 1,000,000 shares of restricted common stock vested upon the Company's consummation of the sale of the 2005 Debentures in May 2005 and options to purchase 6,000,000 shares of restricted common stock vested subsequent to year-end in December 2005 upon the Company's release of a beta version of its semiconductor technologies. 2,325,000 options which were previously granted to these two individuals were canceled in connection with the issuance of the 2,000,000 shares of restricted common stock. In January 2006, all of the 14,000,000 options were canceled and new options were granted (See Note 17).

As the closing price of common stock at October 31, 2005 was below the exercise price of these performance based options and therefore the intrinsic value was $0, no compensation expense has been recorded in connection with these options.

A summary of the Company's stock option activity and related information follows:

                                                       WEIGHTED                      WEIGHTED
                                                       AVERAGE                       AVERAGE
                                      UNDER            EXERCISE       OUTSIDE        EXERCISE
                                     THE PLANS         PRICE         THE PLANS        PRICE
                                   -------------- ----------------- ------------ --------------
Balance at October 31, 2003          2,188,750        $     1.25      4,192,500    $      2.03
 Options granted:
    In the Plans                            --                --             --             --
    Outside the option plans                --                --             --             --
 Options expired/cancelled:
    In the Plans                       (10,000)       $     2.36             --             --
    Outside the option plans                --                --       (201,250)   $      1.59
 Options exercised in the plans             --                --             --             --
                                    -----------     -------------    -----------   ------------
Balance at October 31, 2004          2,178,750        $     1.25      3,991,250    $      2.11
 Options granted:
    In the Plans                            --                --             --             --
    Outside the option plans                --                --     15,000,000    $      0.17
 Options expired/cancelled:
    In the Plans                    (1,185,000)       $     1.48             --             --
    Outside the option plans                --                --     (3,091,250)   $      1.92
 Options exercised in the plans             --                --             --             --
                                    -----------     -------------    -----------   ------------
Balance at October 31, 2005            993,750        $     0.97     15,900,000    $      0.25
                                    ===========                      ===========

Exercisable at October 31, 2004      2,077,084        $     1.27      3,366,250    $      2.38
                                    ===========                      ===========

Exercisable at October 31, 2005        980,417        $     0.98      3,900,000    $      0.51
                                    ===========                      ===========

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

STOCK OPTIONS (CONTINUED)

At October 31, 2005, 1,506,250 options are available under the 2000 Plan, 0 options are available under the 2001 Plan and 2,800,000 options or stock awards are available under the 2003 Plan.

The weighted average fair value at date of grant for options granted during 2005 was $0.09 per option. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

                                                 2005              2004
                                                 ----              ----
     Risk-free interest rates                   3.77%                 -
     Expected option life in years                 3                  -
     Expected stock price volatility              79%                 -
     Expected dividend yield                       0%                 -

The options outstanding and currently exercisable by exercise price at October 31, 2005 are as follows:

    UNDER THE PLANS

             Options Outstanding                           Options Currently Exercisable
    ------------------------------------------------      -------------------------------
                                          Weighted
                              Weighted    Average                             Weighted
                              Average     Remaining                           Average
    Exercise      Number      Exercise    Contractual         Number          Exercise
     Price     Outstanding    Price       Life              Exercisable       Price
    --------- -------------  ----------  -----------       -------------     ----------
      $0.31        40,000       $0.31        6.67              26,667           $0.31
      $0.42       795,000       $0.42        6.32             795,000           $0.42
      $3.92       158,750       $3.92        5.34             158,750           $3.92

    OUTSIDE THE PLANS

             Options Outstanding                           Options Currently Exercisable
    ------------------------------------------------      -------------------------------
                                          Weighted
                              Weighted    Average                             Weighted
                              Average     Remaining                           Average
    Exercise      Number      Exercise    Contractual         Number          Exercise
     Price     Outstanding    Price       Life              Exercisable       Price
    --------- -------------  ----------  -----------       -------------     ----------
  $0.15-$0.17  15,000,000       $0.17        9.00           3,000,000           $0.16
      $0.39       500,000       $0.39        6.32             500,000           $0.39
  $1.02-$1.07      75,000       $1.05        5.97              75,000           $1.05
      $2.30        50,000       $2.30        5.60              50,000           $2.30
      $3.92        50,000       $3.92        5.76              50,000           $3.92
      $4.00       225,000       $4.00        5.06             225,000           $4.00


WARRANTS GRANTED

On November 1, 2003, the Company granted warrants to purchase 100,000 shares of its common stock at an exercise price of $.15 in connection with legal services performed for the Company. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.15 per share or $21,147.

On December 31, 2003 the Company issued warrants to purchase 6,666,667 shares of its common stock at an exercise price of $.25 in connection with the placement of $1,000,000 of 7% Debentures (see Note 9). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is approximately $.08 per share or $577,259.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

WARRANTS GRANTED (CONTINUED)

On December 31, 2003 the Company issued a warrant to purchase 666,667 shares of its common stock at an exercise price of $.15 to the placement agent in connection with the placement of $1,000,000 of 7% Debentures. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.14 per share or $93,333 (see Note 9)

The Company granted to four convertible note holders warrants to purchase 120,003 shares of its common stock at an exercise price of $.25 in connection with the extension of the convertible notes' due date. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.13 per share or $15,992.

On April 20, 2004 the Company issued warrants to purchase 666,666 shares of its common stock at an exercise price of $.25 in connection with the placement of $100,000 of 7% Debentures (see Note 9). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is approximately $.08 per share or $52,659.

On April 20, 2004, the Company granted a warrant to purchase 66,666 shares of its common stock at an exercise price of $.15 to the placement agent in connection with the placement of $100,000 of 7% Debentures (see Note 9). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.15 per share or $9,990.

On May 7, 2004 the Company issued warrants to purchase 1,666,666 shares of its common stock at an exercise price of $.25 in connection with the placement of $250,000 of 7% Debentures (see Note 9). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is approximately $.09 per share or $142,186.

On May 7, 2004, the Company granted a warrant to purchase 166,667 shares of its common stock at an exercise price of $.15 to the placement agent in connection with the placement of $250,000 of 7% Debentures (see Note 9). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.15 per share or $17,695.

On October 1, 2004, the Company granted warrants to purchase 120,000 shares of its common stock at an exercise price of $.25 in connection with the extension of four convertible promissory notes that were originally due 11/21/03 and extended once to January 7, 2004 and extended once again with the due date left open. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.25 per share or $4,114.

On May 26, 2005, the Company issued warrants to purchase 22,624,430 shares of its common stock at an exercise price of $.3094 in connection with the placement of the 2005 Debentures (see Note 9). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is approximately $.06 per share or $1,362,324.

On May 26, 2005, the Company issued warrants to purchase 11,312,220 shares of its common stock at an exercise price of $.1547 in connection with the placement of the 2005 Debentures (see Note 9). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is approximately $.06 per share or $637,676.

On May 26, 2005, the Company granted warrants to purchase 2,262,443 shares of its common stock at an exercise price of $.3094 to the placement agent in connection with the placement of the 2005 Debentures (see Note 9). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.06 per share or $130,710.

On May 26, 2005, the Company granted warrants to purchase 2,262,443 shares of its common stock at an exercise price of $.1547 to the placement agent in connection with the placement of the 2005 Debentures (see Note 9). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.06 per share or $130,710.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

WARRANTS GRANTED (CONTINUED)

On May 26, 2005, the Company granted warrants to purchase 1,131,222 shares of its common stock at an exercise price of $.1547 to the placement agent in connection with the placement of the 2005 Debentures (see Note 9). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.05 per share or $57,646.

On June 23, 2005, the Company granted warrants to purchase 200,000 shares of its common stock at an exercise price of $.12 in connection with consulting services performed for the Company. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.06 per share or $11,776.

WARRANTS EXPIRED

During the year ended October 31, 2005, warrants to purchase 800,000 shares of common stock expired.

During the year ended October 31, 2004, warrants to purchase 154,943 shares of common stock expired.


At October 31, 2005, the Company had outstanding warrants to purchase shares of common stock as follows:

                                              NUMBER OF         EXERCISE
                                               SHARES             PRICE                   EXPIRATION DATE
                                          ---------------------------------------------------------------------
          GRANT DATE
                 June 14, 2001                   50,000         $   2.50                      June 14, 2006
                 June 14, 2001                   25,000             5.00                      June 14, 2006
                 June 14, 2001                   25,000            10.00                      June 14, 2006
              November 5, 2001                  200,000             0.51                   November 5, 2005
              October 31, 2003                  600,000             0.15                 September 30, 2006 (1)
             December 31, 2003                7,333,333             0.25                  December 31, 2008
                April 20, 2004                  666,666             0.25                     April 30. 2009 (1)
                April 20, 2004                   66,667             0.15                     April 30, 2009 (1)
                   May 7, 2004                1,666,666             0.25                       May 31, 2009 (1)
                   May 7, 2004                  166,667             0.15                       May 31, 2009 (1)
               October 1, 2004                  120,000             0.25                    October 1, 2007
              January 11, 2004                  100,000             0.15                   January 11, 2005
                  May 26, 2005                2,262,443             0.1547                     May 31, 2008
                  May 26, 2005               24,886,873             0.3094                  August 31, 2008
                  May 26, 2005               12,443,442             0.1547                  August 31, 2006
                 June 23, 2005                  200,000             0.12                      June 23, 2008
                                            ------------
    Exercisable at October 31, 2005          50,812,757         $0.12 to $10.00           November 5, 2005 to
                                            ============                                       May 31, 2009

    (1)  Under certain conditions the Company may accelerate the expiration date.


RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

NET LOSS PER SHARE

Securities that could potentially dilute basic earnings per share (EPS), in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

2005 Debentures and accrued interest (1)                       95,782,779
Warrants to purchase common stock (2)                          50,812,757
Options to purchase common stock (3)                           16,893,750
Convertible notes payable and accrued interest                  8,320,051
7% Debentures and accrued interest                                946,277
                                                              ------------
Total as of October 31, 2005                                  172,755,614
                                                              ============

(1) (based on a five day volume weighted average common stock price discounted by 30% at October 31, 2005 of $0.01953)

(2) (includes warrants to purchase 200,000 shares of common stock that expired in November 2005)

(3) (includes options to purchase 14,000,000 shares of common stock that were canceled in January 2006)


Substantial issuances after October 31, 2005 through
  January 25, 2006

Options granted to purchase shares of common stock             22,400,000
                                                              ============
Warrants issued to purchase shares of common stock              7,500,000
                                                              ============
Common stock issued upon conversion of 2005
Debentures and accrued interest                                81,262,190
                                                              ============

NOTE 14 - INCOME TAXES

At October 31, 2005, the Company had approximately $46,042,000 of net operating loss carry forwards for income tax purposes, which expire as follows:

                                             Net Operating
                    Year                          Loss
                   ------                    -------------
                    2011                     $  1,583,000
                    2012                        4,714,000
                    2018                        4,472,000
                    2019                        1,698,000
                    2020                        4,759,000
                    2021                        9,503,000
                    2022                       10,230,000
                    2023                        4,143,000
                    2024                        2,245,000
                    2025                        2,695,000
                                             -------------
                                             $ 46,042,000
                                             =============

At October 31, 2005 and 2004, the Company has a deferred tax asset of approximately $19,877,000 and $22,104,000, respectively, representing the benefits of its net operating loss and certain expenses not currently deductible for tax purposes, principally related to the granting of stock options and warrants and the difference in tax basis of certain intangible assets. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the Federal statutory tax rate of 34% and the Company's effective Federal tax rate of 0% is due to the increase (decrease) in the valuation allowance of $(2,227,000)(2005) and $1,770,000 (2004). The Company's ability to utilize its carry forwards may be subject to any annual limitation in future periods, pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

LINE OF CREDIT

On July 21, 2004, the Company entered into a one-year $100,000 revolving line of credit with a bank. The line of credit has a floating interest rate of the prime rate set by the bank plus a margin of .500%. The initial interest rate is approximately 1.04%. Ray Willenberg, Jr, Chairman of the Company, has guaranteed the repayment of the line of credit. As of October 31, 2004, no amount was outstanding under the line of credit. The above line expired on August 10, 2005.

RESEARCH AND DEVELOPMENT AGREEMENT

The Company and HelloSoft entered into an amendment, effective as of October 11, 2004 (the "Amendment"), to their Services Agreement dated as of March 31, 2004 (the "Original Agreement") pursuant to which HelloSoft will provide development services relating to the Company's Semiconductor Technologies. The Original Agreement provides that, upon the Company's request from time to time, HelloSoft is to provide services to be specified pursuant to mutually agreed upon terms. The Amendment represents the first project that HelloSoft is undertaking pursuant to the Original Agreement.

In consideration for the services being rendered under the Amendment, the Company agreed to pay to HelloSoft $185,000, half of which was paid in the form of restricted common stock issued at a discount of 25% to the closing price of the Company's Common Stock on the day of the commencement of services. The other half will be remitted in cash, periodically, upon completion by HelloSoft and acceptance by the Company of specified milestones. HelloSoft has assigned to the Company the rights to any improvements, developments, discoveries or other inventions that may be generated by HelloSoft in its performance of the services to be provided under the Amendment.

On July 26, 2005, the Company signed an amendment to the Original Agreement that defines and prices the next two phases of the technology development. The Company will expend $445,000 on Phase II and $350,000 on Phase III. Half of Phase II, or $222,500, was paid to HelloSoft on July 26, 2005, in the form of restricted common stock issued at a discount of 25% to the closing price of the Company's common stock on that date, and the other $222,500 will be paid to them in cash when they complete Phase II. The restricted common stock issued to HelloSoft was valued at $296,667 and recorded as research and development expense. When HelloSoft commences Phase III, the Company will issue to them $175,000 worth of restricted common stock, and the other $175,000 will be paid to them in cash when they complete Phase III. Phase III will be deemed complete when HelloSoft releases the E30 Rel. 1.4 to the Company. The Company projects that this will occur in the second quarter of 2006.


LEASES

The Company's future minimum lease payments required under operating leases with a term greater than one year are as follows:

Years ending October 31:

         2006                                $21,064
         2007                                 21,696
         2008                                  9,151
                                             --------
         Total                               $51,911
                                             ========

Rent expense for the years ended October 31, 2005 and 2004 was $39,747 and $122,506, respectively.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company's balances may exceed these limits. At October 31, 2005 and 2004, uninsured cash balances were approximately $303,682 and $63,744, respectively. The Company believes it is not exposed to any significant credit risk for cash.

LEGAL DISPUTES

During the quarter ended July 31, 2004, the Company was served with the following three summonses and complaints, each filed on July 30, 2004 in the Superior Court of California (San Diego County):

Each complaint relates to a convertible promissory note issued by the Company in December 2001 and payable, according to its terms, out of film distributions that the Company receives. Each complaint alleges, among other things: that the Company has failed to pay the amount due and owing under the convertible promissory note issued to the plaintiff despite demands for payment; that the Company's management has acted to forestall payments to its creditors, including the plaintiff; and that the Company fraudulently induced the plaintiff to enter into the convertible promissory note.

The Company was served with the following additional summons and complaint, filed on July 30, 2004 in the Superior Court of California (San Diego County):
Gerald Handler, Trustee of the Gerald and Judith Handler Trust and Trustee of the Handler Children Trust, and Wayne Lill Jr., Trustee of the Wayne Lill Trust dated 12-22-99 v. New Visual Corporation, New Visual Entertainment, Inc., Top Secret Productions, LLC and Does 1 through 20. The plaintiffs sought money damages in the aggregate amount of $375,000, plus interest; an order avoiding alleged fraudulent transfers; an injunction against disposition of allegedly fraudulently transferred monies; the appointment of a receiver; a writ of attachment and imposition of a constructive trust.

According to their terms, each of the convertible promissory notes underlying these claims becomes due and payable upon the Company's receipt of a specified amount of distributions from its Film and is payable out of those distributions that the Company has actually received. The convertible promissory notes underlying these claims were converted by the plaintiffs into shares of the Company's common stock in March 2002.

The Company filed an answer to the complaints denying all allegations.

In July 2005 the legal proceedings were dismissed with prejudice upon the issuance in favor of the plaintiffs of an irrevocable letter of credit in the maximum amount of $300,000 by a non-related third party. The Company has no reimbursement obligation with respect to the letter of credit.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - SEGMENT INFORMATION

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                  Semiconductor    Entertainment
                                                     Business         Business        Unallocable        Totals
                                                  -------------    -------------    --------------    ------------
For the Year Ended October 31, 2005:

         Net Sales - Domestic                     $         --     $     29,066     $          --     $    29,066
                                                  =============    =============    ==============    ============
         Net Sales - Foreign                      $         --     $     10,800     $          --     $    10,800
                                                  =============    =============    ==============    ============
         Operating Loss                           $     (7,032)    $ (1,014,451)    $  (3,278,604)    $(4,300,087)
                                                  =============    =============    ==============    ============
         Depreciation                             $      7,032     $     18,080     $          --     $    25,112
                                                  =============    =============    ==============    ============
         Total Identifiable Assets                $  6,087,229     $         --     $     417,736     $ 6,504,965
                                                  =============    =============    ==============    ============
For the Year Ended October 31, 2004:

         Net Sales - Domestic                     $         --     $     94,788     $          --     $    94,788
                                                  =============    =============    ==============    ============
         Net Sales - Foreign                      $         --     $    191,750     $          --     $   191,750
                                                  =============    =============    ==============    ============
         Operating Loss                           $ (1,744,882)    $ (1,320,490)    $  (1,393,735)    $(4,459,107)
                                                  =============    =============    ==============    ============
         Depreciation                             $      3,665     $     13,763     $          --     $    17,428
                                                  =============    =============    ==============    ============
         Total Identifiable Assets                $  5,940,945     $  1,043,063     $     143,229     $ 7,127,237
                                                  =============    =============    ==============    ============

NOTE 17 - SUBSEQUENT EVENTS

EQUITY TRANSACTIONS

In November 2005:

         o 32,013,269 shares of common stock were issued for converted 2005 Debentures with a principal amount of $489,885 and accrued interest of $17,345; and

         o        warrants to purchase 200,000 shares of common stock expired.

In December 2005:

         o 31,194,234 shares of common stock were issued for converted 2005 Debentures with a principal amount of $520,839 and accrued interest valued of $19,960; and

         o 499,854 shares of common stock previously held of record by Zaiq were repurchased. See Zaiq Transaction below.

In January 2006:

         o 18,054,687 shares of common stock were issued for converted 2005 Debentures with a principal amount of $300,000 and accrued interest of $32,472;

         o performance based options to purchase 14,000,000 shares of restricted common stock that were previously issued in April 2005 to the Company's Chief Executive Officer and Executive Vice President were canceled; and

         o options to purchase 22,400,000 shares of common stock were granted to the Company's Chief Executive Officer, the Executive Vice President, and an advisory board member. These options were valued at approximately $600,000 and have a 10 year term, an exercise price of $0.027 per share, and vest at various times between February 2006 and July 2006.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - SUBSEQUENT EVENTS (CONTINUED)

ZAIQ TRANSACTION

On December 19, 2005, the Company entered into a letter agreement with Zaiq, pursuant to which the Company agreed to repurchase from Zaiq for total consideration of $200,000 the following Zaiq assets: (i) 5,180,474 shares (the "Zaiq Shares") of the Company's common stock held of record by Zaiq, and (ii) a promissory note (the "Zaiq Note") issued by the Company and held by Zaiq with a principal balance due of $1,201,887.

The Company had the right under the letter agreement to assign any or all of its purchase commitment, and assigned its right to purchase 4,680,620 of the Zaiq Shares to Double U Master Fund, LP ("Double U"), an unaffiliated third party that has been a prior investor in the Company. Double U purchased $225,000 of the debentures issued by the Company in May 2005.

On December 20, 2005, the Company paid Zaiq an aggregate of $129,789, out of an advance on the bridge loan that was subsequently signed in January 2006, as further discussed below, to purchase the Zaiq Note and 499,854 Zaiq Shares. The Zaiq Shares purchased by the Company have been canceled and the Zaiq Note has been delivered to the Company marked "Paid in Full." Following the closing of this transaction, the Company's previous debt to Zaiq under the Zaiq Note ($1,292,111 in remaining principal, and accrued interest amount) has been canceled, resulting in a gain of approximately $1,170,000.

BRIDGE LOAN

In January 2006, the Company entered into a loan agreement with a third party pursuant to which the Company borrowed $750,000 from the lender. An amount equal to 108% of the principal amount of the loan is due and payable on the earlier of May 25, 2006 or the date the Company effects a financing transaction or series of transactions resulting in gross proceeds to The Company of at least $2,000,000. The Company may prepay the loan in whole or in part at any time without penalty. The Company issued to the lender warrants to purchase 7,500,000 shares of its Common Stock at an exercise price of $0.10 per share. The fair value of the warrants estimated on the date of grant is approximately $125,000. In connection with the loan, the Company granted a security interest in all of its assets. The Company received net proceeds of $672,470 from this loan following the payment of due diligence fees and transaction fees and transaction related fees and expenses.

AMENDMENT TO HELLOSOFT SERVICES AGREEMENT

On November 3, 2005, the Company and HelloSoft, Inc. entered into a further amendment to the Services Agreement dated as of March 31, 2004 described in Note 15 above. Pursuant to the amendment, the Company paid HelloSoft $60,000 in cash, and the parties agreed upon certain additions to the development services to be performed by HelloSoft pursuant to the Services Agreement, as amended.