Form 10QSB/A
period 2005-07-31
Rim Semiconductor CO
filed 2006-02-10
CIK 1026595

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO

                         COMMISSION FILE NUMBER 0-21785

                             RIM SEMICONDUCTOR COMPANY

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

The number of shares of the issuer's Common Stock, par value $.001 per share, outstanding as of January 24, 2006, was 265,663,656.

EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A (the "Report") is being filed by Rim Semiconductor Company (formerly New Visual Corporation) (the "Company") to amend the Company's Quarterly Report on Form 10-QSB for the period ended July 31, 2005 that was initially filed with the Securities and Exchange Commission (the "SEC") on September 14, 2005 (the "Original Report").

This Report reflects the restatement of the Company's previously issued condensed consolidated financial statements at and for the period ended July 31, 2005, and the notes related thereto, as discussed in Note 2 to the condensed consolidated financial statements included herein. This Report only amends and restates Items 1, 2 and 3 of Part I of the Original Report to reflect the restatement. In addition, the supplemental cash flow information contained in the accompanying financial statements have been revised to conform to the presentation of such items in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005, filed on January 30, 2006 (the "2005 Form 10-KSB." The foregoing items have not been updated to reflect other events occurring after the date of the Original Report, or to modify or update those disclosures affected by subsequent events. Other events occurring after the filing of the Original Report and other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the SEC subsequent to the filing of the Original Report, including the 2005 Form 10-KSB and our Current Reports on Form 8-K filed on October 3, 2005, December 23, 2005, January 30, 2006 and February 1, 2006 (collectively, the "Subsequent Reports"). The information in the Subsequent Reports updates and supersedes the information contained in the Original Report and this Report. In addition, the exhibit list in Item 6 of Part II has not been updated except that currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed with this Form 10-QSB/A as Exhibits 31 and 32.

                         PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                                   FORM 10-QSB/A

                     RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES

                                  JULY 31, 2005

                                TABLE OF CONTENTS

                                    PART ITEM

                                                                            PAGE



I FINANCIAL INFORMATION:
       1. FINANCIAL STATEMENTS:

          CONDENSED CONSOLIDATED BALANCE SHEET
          At July 31, 2005 (Unaudited) (Restated)                            2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
          For the Nine and Three Months Ended July 31, 2005 and 2004       3-4

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
          (Unaudited) (Restated)
          For the Nine Months Ended July 31, 2005                            5

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
          For the Nine Months Ended July 31, 2005 (Restated) and 2004      6-7

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS            8-21

       2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                      22-25

       3. CONTROLS AND PROCEDURES                                           26

II  OTHER INFORMATION:
       1. LEGAL PROCEEDINGS                                                 27
       2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       27
       6. EXHIBITS                                                          28

                     RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                   (RESTATED)

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
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
  Convertible notes payable (net of
     debt discount of $21,167)                                     $    838,829
  Notes payable                                                       2,196,976
  Accounts payable and accrued expenses                               1,178,439
                                                                   ------------
      TOTAL CURRENT LIABILITIES                                       4,214,244

Long-term portion of convertible notes
     payable (net of debt discount of $5,000)                            25,375

Long-term portion of convertible debentures
     (net of debt discount of $3,347,344)                               277,656

Conversion option liability                                           1,500,000

Long-term portion of notes payable                                      432,537
                                                                   ------------

      TOTAL LIABILITIES                                               6,449,812
                                                                   ------------
Commitments, Contingencies and Other Matters

Stockholders' Equity:
  Preferred stock - $0.01 par value; 15,000,000 shares
    authorized; Series A junior participating preferred
    stock; -0- shares issued and outstanding                                 --
  Common stock - $0.001 par value; 500,000,000 shares
    authorized; 118,031,737 issued and outstanding                      118,032
  Additional paid-in capital                                         61,306,051
  Unearned compensation                                                (155,682)
  Accumulated deficit                                               (60,050,766)
                                                                   ------------

      TOTAL STOCKHOLDERS' EQUITY                                      1,217,635
                                                                   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  7,667,447
                                                                   ============


See notes to condensed consolidated financial statements.

                     RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

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

                     RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


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

                                        RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                        FOR THE NINE MONTHS ENDED JULY 31, 2005
                                                      (UNAUDITED)
                                                      (RESTATED)


                                 Common Stock              Additional                                       Total
                       --------------------------------     Paid-In        Unearned      Accumulated    Stockholders'
                             Shares          Amount         Capital      Compensation      Deficit         Equity
                       -----------------------------------------------------------------------------------------------
Balance at November 1,
2004                         84,781,959   $     84,782   $ 55,031,976    $   (164,500)   $(55,191,174)   $   (238,916)

Issuance of common
stock for cash               10,289,026         10,289        824,811              --              --         835,100
Issuance of common
stock under consulting
agreements                    2,837,500          2,838        339,162        (342,000)             --              --
Issuance of common
stock for services            5,073,015          5,073        309,594         (18,000)             --         296,667
Issuance of common
stock to key employees
and directors                 2,750,000          2,750        449,750              --              --         452,500
Issuance of common
stock for conversion
of notes payable and
convertible debentures        6,556,836          6,557        981,790              --              --         988,347
Issuance of common
stock for liquidated
damages                         639,998            640         95,360              --              --          96,000
Issuance of common
stock for below market
issuance                         29,457             29          4,979              --              --           5,008
Issuance of common
stock in payment of
accounts payable and
accrued expenses                422,783            423         71,488              --              --          71,911
Issuance of common
stock in exchange for
surrender of convertible
preferred stock               4,651,163          4,651        739,535              --              --         744,186
Stock Options issued
for professional
services                             --             --        165,869        (165,869)             --              --
Warrants issued with
convertible debentures               --             --      2,000,000              --              --       2,000,000
Warrants issued to
placement agent                      --             --        319,066              --              --         319,066
Warrants issued for
professional services                --             --         11,776         (11,776)             --              --
Stock offering costs                 --             --        (39,105)             --              --         (39,105)
Amortization of
unearned compensation
expense                              --             --             --         546,463              --         546,463

Net loss                             --             --             --              --      (4,859,592)     (4,859,592)
                       -----------------------------------------------------------------------------------------------
Balance at July 31,
2005                        118,031,737   $    118,032   $ 61,306,051    $   (155,682)   $(60,050,766)   $  1,217,635
                       ===============================================================================================


See notes to condensed consolidated financial statements.




                         RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                               For the Nine Months Ended
                                                                       July 31,
                                                                  2005           2004
                                                               (RESTATED)
                                                              -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(4,859,592)   $(3,379,998)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Consulting fees and other compensatory elements of
        stock issuances                                         1,295,630      1,241,146
      Issuance of common stock for below market issuance            5,008             --
      Impairment of film in distribution                        1,009,777             --
      Amortization of unearned financing costs                         --         99,933
      Amortization of deferred financing costs                    120,934         41,802
      Amortization of film in production costs                     11,945        115,665
      Amortization on debt discount on notes                      941,531        316,669
      Depreciation                                                 24,492         13,105
      Gain on sale of property and equipment                      (20,000)            --
      Gain on exchange of redeemable series B
        preferred stock into common stock                         (55,814)            --
      Gain on conversion of accrued expenses
        into convertible notes payable                            (33,514)            --
      Gain on forgiveness of liabilities                          (99,369)            --
    Change in Assets (Increase) Decrease:
      Other current assets                                        (24,035)         1,673
      Other assets                                                 (2,790)          (399)
    Change in Liabilities Increase(Decrease):
      Accounts payable and accrued expenses                       (66,248)       219,951
                                                              -----------    -----------
      NET CASH USED IN OPERATING ACTIVITIES                    (1,752,045)    (1,330,453)
                                                              -----------    -----------
CASH USED IN INVESTING ACTIVITIES

  Acquisition of license                                               --        (95,000)
  Acquisition of property and equipment                           (11,161)            --
                                                              -----------    -----------
      NET CASH USED IN INVESTING ACTIVITIES                       (11,161)       (95,000)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                       --         45,636
  Proceeds from issuance of common stock                          835,100        379,500
  Offering costs related to stock issuances                            --        (14,075)
  Proceeds from convertible debentures                          3,500,000      1,350,000
  Proceeds from note payable                                           --         12,000
  Proceeds from convertible notes payable                         300,000             --
  Capitalized financing costs                                    (422,010)      (112,500)
  Repayments of convertible debentures                                 --       (300,000)
  Repayments of notes payable                                  (1,120,048)            --
  Repayments of convertible notes payable                        (401,540)      (250,000)
                                                              -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                 2,691,502      1,110,561
                                                              -----------    -----------

INCREASE (DECREASE) IN CASH                                       928,296       (314,892)

CASH - BEGINNING                                                  127,811        319,786
                                                              -----------    -----------

CASH - ENDING                                                 $ 1,056,107    $     4,894
                                                              ===========    ===========


                See notes to condensed consolidated financial statements.




                        RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)


                                                             For the Nine Months Ended
                                                                     July 31,
                                                                2005           2004
                                                             (RESTATED)
                                                            ------------   ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                $    203,539   $      8,940
                                                            ============   ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for conversion of convertible
    debentures, notes payable and accrued interest          $    988,347   $    171,806
                                                            ============   ============
  Common stock issued for extension of convertible
    notes payable                                           $         --   $     15,992
                                                            ============   ============
  Accounts payable and accrued expenses satisfied by
    issuance of common stock                                $     71,911   $    130,011
                                                            ============   ============
  Common stock issued for accrued liquidated damages        $     96,000   $         --
                                                            ============   ============
  Accounts payable and accrued expenses converted
    to notes payable                                        $     55,251   $         --
                                                            ============   ============
  Value assigned to beneficial conversion in
    connection with issuance of convertible debentures      $         --   $    772,104
                                                            ============   ============
  Value assigned to warrants issued to purchasers
    of convertible debentures                               $  2,000,000   $    577,896
                                                            ============   ============
  Value assigned to conversion option liability in
    connection with issuance of convertible debentures      $  1,500,000   $         --
                                                            ============   ============

  Value assigned to warrants issued to placement
    agent                                                   $    319,066   $    138,713
                                                            ============   ============
  Redeemable Series B Preferred Stock exchanged
    into notes payable                                      $  2,392,000   $         --
                                                            ============   ============
  Redeemable Series B Preferred Stock (recorded at
    $800,000) exchanged into common stock                   $    744,186   $         --
                                                            ============   ============
  Deferred compensation converted to convertible note
    payable (see note 7)                                    $    383,911   $         --
                                                            ============   ============

See notes to condensed consolidated financial statements.


                                           7

                     RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1- PRINCIPLES OF CONSOLIDATION AND BUSINESS AND CONTINUED OPERATIONS

The condensed consolidated financial statements include the accounts of Rim Semiconductor Company (formerly New Visual Corporation) ("Rim Semi" or the "Company")and its wholly owned operating subsidiaries, NV Entertainment, Inc. ("NV Entertainment") (including its 50% owned subsidiary Top Secret Productions,
LLC), and NV Technology, Inc. ("NV Technology") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. The Company consolidates its 50% owned subsidiary Top Secret Productions, LLC due to the Company's control of management and financial matters of such entity.

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

The Company operates in two business segments, the production of motion pictures, films and videos (Entertainment Segment) and development of new semiconductor technologies (Semiconductor Segment). The Company's Entertainment Segment is dependent on future revenues from the Company's film Step Into Liquid (the "Film"). The Semiconductor Segment is dependent on the Company's ability to successfully commercialize its developed technology.

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

                     RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - RESTATEMENT

On January 30, 2006, the Company's Board of Directors, after discussion by management and the Audit Committee with the Company's independent registered public accounting firm, concluded that the method used to account for sales of certain convertible debentures was not in accordance with the requirements of Emerging Issues Task Force ("EITF") Issue No.00-19 "Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In, a Company's Own Stock," that there was an error in the condensed consolidated financial statements included in the Company's Quarterly Report on Form 10-QSB for the period ended July 31, 2005, as filed on September 14, 2005 (the "July 2005 10-QSB"), and that the condensed consolidated financial statements included in the July 2005 10-QSB should not be relied upon due to such error. As a result of this error in the application of certain accounting principles, $1,500,000 included in stockholders' equity at July 31, 2005 as "value assigned to beneficial conversions" should have been recorded as a liability. The treatment of this non-cash accounting item did not impact the Statement of Operations included in the July 2005 10-QSB or the Company's net loss for the period ended July 31, 2005.

The correction of the above error results in the following changes to the Company's stockholders' equity and liabilities at July 31, 2005:

                                                As Reported    As Restated

Total liabilities                               $ 4,949,812    $ 6,449,812

Stockholders' equity                            $ 2,717,635    $ 1,217,635

The Board authorized the restatement of the condensed consolidated financial statements included in this Quarterly Report on Form 10-QSB/A for the period ended July 31, 2005 to correct the above error.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                     RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                     RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

REDEEMABLE SERIES B PREFERRED STOCK
-----------------------------------

Redeemable Series B Preferred Stock, which includes characteristics of both liabilities and equity, is classified as a long-term liability in accordance with the provisions of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." In April 2005, the Redeemable Series B Preferred Stock was cancelled in exchange for the issuance of common stock and a promissory note. See Note 6 for further discussion.

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

STOCK-BASED COMPENSATION
------------------------

The Company follows Statement of Financial Accounting Standards("SFAS No. 123"), "Accounting for Stock-Based Compensation." SFAS No. 123 establishes accounting and reporting standards for stock-based employee compensation plans. This statement allows companies to choose between the fair value-based method of accounting as defined in this statement and the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees."

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

                     RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 - FILM IN DISTRIBUTION

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

NOTE 5 - DEFERRED FINANCING COST

At July 31, 2005, deferred financing cost consists of costs incurred and warrants issued in connection with the sale of $3,500,000 of 2005 Debentures, $1,350,000 of 7% convertible debentures and a promissory note.

                     RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - DEFERRED FINANCING COST (CONTINUED)

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

NOTE 6 - EXCHANGE AGREEMENT

In April 2005, the Company entered into an Exchange Agreement (the "Exchange Agreement") with Zaiq Technologies, Inc., ("Zaiq"), pursuant to which the Company issued 4,651,163 shares of common stock and a promissory note in the principal amount of $2,392,000 in exchange for the surrender by Zaiq of 3,192 shares of Redeemable Series B Preferred Stock. The Company issued the Redeemable Series B Preferred Stock to Zaiq pursuant to a Receivables Purchase and Stock Transfer Restriction Agreement dated as of April 17, 2002. These shares had an aggregate liquidation preference of $3,192,000, constituted all of the Redeemable Series B Preferred Stock issued and outstanding as of the date of the Exchange Agreement, and were cancelled upon the closing of the Exchange Agreement. The fair value of the common stock and promissory note on the closing date was determined to be less than the aggregate liquidation preference of the Redeemable Series B Preferred Stock and accordingly a gain of $55,814 was recognized during the three months ended April 30, 2005.


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

Under the terms of the agreements with Zaiq, a portion of the proceeds of any new financing consummated by the Company through the first anniversary of the agreement are to be applied to the prepayment of the note. See Note 9.

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

NOTE 7 - CONVERTIBLE NOTES PAYABLE

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

                     RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Twelve notes with outstanding principal of $280,000 and accrued interest of $10,798 were repaid in May and June 2005 from the proceeds of the private placement of the 2005 Debentures further discussed in Note 8.

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

NOTE 8 - CONVERTIBLE DEBENTURES

2005 DEBENTURES (Restated)
--------------------------

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

                     RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - CONVERTIBLE DEBENTURES (CONTINUED)

The Company received net proceeds of approximately $3.11 million, following repayment of offering related expenses. These offering related expenses were recorded as deferred financing costs and are being charged to interest expense (See Note 5). The Company used a portion of the proceeds to repay the principal and accrued interest on notes payable and convertible notes payable.

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

The gross proceeds of $3,500,000 were recorded net of a debt discount of $3,500,000. The debt discount consisted of a $2,000,000 value related to the Investor Warrants and a $1,500,000 value related to the embedded conversion option in accordance with EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" and EITF issue No. 05-04, view C "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument". Due to certain factors, including an uncapped liquidated damages provision in the registration rights agreement, the Company determined that the embedded conversion option related to the 2005 Debentures and the registration rights are derivative liabilities. Accordingly, the fair value of the embedded conversion option of $1,500,000 was recorded as a liability as of the closing of the sale of the 2005 Debentures. Due to various factors, including substantial conversions of the 2005 Debentures and the registration statement becoming effective on August 1, 2005, the value of the registration rights was deemed to be de minimus at July 31, 2005.

The Company followed the guidelines in EITF issue No. 05-04, view C and classified the fair value of the Investor Warrants as equity and separately valued the derivative liability related to the registration rights.

Due to the de minimus value of the registration rights liability, there was no effect on the statement of operations during the period ended July 31, 2005.

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

                     RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - CONVERTIBLE DEBENTURES (CONTINUED)

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

As a result of obtaining the 2005 Debentures, 1,000,000 stock options granted to each of the Company's chief executive officer and executive vice president in April 2005 became fully vested and non-forfeitable, as discussed in Note 10.

As of January 24, 2006, $2,995,013 of principal amount of 2005 Debentures plus accrued interest of $106,108 had been converted into shares of common stock.

Included in interest expense for the period ended July 31, 2005 is $210,766 related to the amortization of the debt discount related to these debentures.

The 2005 Debentures are summarized below at July 31, 2005:

                                   Outstanding
                                    Principal     Unamortized    Net Carrying
                                      Amount     Debt Discount      Value
                                    ----------   ------------    ------------
        Long-term portion           $3,500,000   $3,289,234      $  210,766


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

                     RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - CONVERTIBLE DEBENTURES (CONTINUED)

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

NOTE 9 - NOTES PAYABLE

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
                                                                  ===========

(1) Outstanding principal of $150,000 was paid in June 2005 from the proceeds of the private placement of the 2005 Debentures further discussed in Note 8.

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

(3) In April 2005, the Company issued its promissory note in connection with the cancellation of the Redeemable Series B Preferred Stock (see Note 6) which bears interest at the rate of 7% per annum compounded quarterly. The principal amount of the promissory note and interest accrued thereon is due and payable in four equal quarterly installments beginning on the first anniversary of the date of the promissory note. Unless an event of default has occurred and is continuing, the principal amount of the promissory note is forgiven in the amount of $797,333 on each of the six-month and twelve-month anniversaries of the date of the promissory note. The Company is required to pay to the holder 10% of the proceeds of any new financing consummated within 90 days of the date of the promissory note and 20% of the proceeds of any new financing consummated thereafter through the first anniversary of the promissory note in prepayment of the amount due under the promissory note. The Company has the right to prepay the outstanding principal amount of the promissory note and any accrued interest thereon in whole or in part without penalty or premium at any time. During the three months ended July 31, 2005, principal of $364,797 and interest of $27,983 were repaid from the proceeds of new financings to comply with the mandatory payment provisions of the promissory note.

In May and June 2005, three notes with outstanding principal of $605,251 and accrued interest of $43,931 were repaid from the proceeds of the private placement of the 2005 Debentures further discussed in Note 8.

                     RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 10 - STOCKHOLDERS' EQUITY

COMMON STOCK ISSUANCES DURING THE NINE MONTHS ENDED JULY 31, 2005:
------------------------------------------------------------------

During the nine months ended July 31, 2005, the Company issued:

     o 10,829,026 shares Common Stock to various investors for cash proceeds of $835,100;
     o 5,073,015 shares of Common Stock for various services valued at $314,667;
     o 422,783 shares of Common Stock in payment of accounts payable and accrued expenses in the amount of $71,911;
     o 2,837,500 shares of Common Stock for consulting services valued at $342,000;
     o 6,556,836 shares of Common Stock for converted promissory notes and accrued interest valued at $988,347;
     o 639,998 shares of Common Stock as penalty for delayed filing/effectiveness of a registration statement valued at $96,000;
     o 2,750,000 shares of Common Stock to various employees and directors valued at $452,500;
     o 4,651,163 shares of Common Stock with a fair value of $744,186 in exchange for the surrender of Series B Redeemable Preferred Stock valued at $800,000. The Company recognized a gain of $55,814 on the transaction (See Note 6).
     o 29,457 shares of Common Stock in connection with a Below Market Issuance valued at $5,008 (See Note 6).

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

                     RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

                     RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

                     RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 13 - SEGMENT INFORMATION

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
                         =================================================================

                     RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 13 - SEGMENT INFORMATION (CONTINUED)

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


NOTE 14 - SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere herein, together with the consolidated financial statements, notes thereto, and management's discussion and analysis contained in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005.

This Quarterly Report on Form 10-QSB/A reflects a restatement of the Company's previously issued condensed consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended July 31, 2005 (the "Original Report"), as discussed below and in Note 2 to the condensed consolidated financial statements included herein. In the preparation of this report, we have revised language within Management's Discussion and Analysis of Financial Condition and Results of Operations from the Original Report to reflect the restatement. No other information has been amended or updated to reflect other events occurring after the date of the Original Report or to modify or update those disclosures affected by subsequent events. Information contained herein continues to speak as of the date of the Original Report, and we have not updated the disclosures contained herein to reflect subsequent events.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Throughout this quarterly report on Form 10-QSB/A, we make forward-looking statements that are based upon our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as "if," "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

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

RESTATEMENT

On January 30, 2006, our Board of Directors, after discussion by management and the Audit Committee with our independent registered public accounting firm, concluded that the method used to account for sales of certain convertible debentures was not in accordance with the requirements of Emerging Issues Task Force ("EITF") Issue No.00-19 "Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In, a Company's Own Stock," that there was an error in the condensed consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended July 31, 2005, as filed on September 14, 2005 (the "July 2005 10-QSB"), and that the condensed consolidated financial statements included in the July 2005 10-QSB should not be relied upon due to such error. As a result of this error in the application of certain accounting principles, $1,500,000 included in stockholders' equity at July 31, 2005 as "value assigned to beneficial conversions" should have been recorded as a liability. The treatment of this non-cash accounting item did not impact the Statement of Operations included in the July 2005 10-QSB or our net loss for the period ended July 31, 2005.

The correction of the above error results in the following changes to the Company's stockholders' equity and liabilities at July 31, 2005:

                                             As Reported         Restated

Total liabilities                            $ 4,949,812         $ 6,449,812

Stockholders' equity                         $ 2,717,635         $ 1,217,635

The Board has authorized the restatement of the condensed consolidated financial statements included in this Quarterly Report on Form 10-QSB/A for the period ended July 31, 2005 to correct the above error.

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

ITEM 3.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of this report. As described in Part I, Item 2 above under the heading, "RESTATEMENT," the Company's Board determined that the method used to account for sales of certain convertible debentures issued by the Company in May 2005 was not in accordance with the requirements of Emerging Issues Task Force ("EITF") Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In, a Company's Own Stock." The Board authorized this restatement of the Company's condensed consolidated financial statements at and for the period ended July 31, 2005 to correct the above error. Because the above error was not prevented by the Company's then-existing disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer has concluded based upon his evaluation that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company believes that, as a result of its consultations with counsel, the Company's outside auditors, and other accounting professionals, it has improved its disclosure controls and procedures in the area of financial reporting of complex equity transactions such as the convertible debentures.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. Except as described above, during the three months ended July 31, 2005, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

10.1 Form of Securities Purchase Agreement dated as of May 26, 2005, among New Visual Corporation and certain investors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 1, 2005 (the "June 1, 2005 8-K").

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

                                      RIM SEMICONDUCTOR COMPANY


DATED: February 10, 2006              BY: /S/ BRAD KETCH
                                          -------------------------------
                                          BRAD KETCH
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                          (PRINCIPAL EXECUTIVE, FINANCIAL AND
                                          ACCOUNTING OFFICER AND AUTHORIZED
                                          SIGNATORY)