Form 10KSB/A
period 2005-10-31
Rim Semiconductor CO
filed 2006-02-28
CIK 1026595

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

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

   --------------------------------------------------------------------------

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     Issuer's revenues for the fiscal year ended October 31, 2005: $39,866

     The aggregate market value of common stock held by non-affiliates of the registrant as of January 24, 2006 was $6,913,778 (based on the last reported sale price of $0.0266 per share on January 24, 2006).

     The number of shares of the issuer's common stock outstanding as of January 24, 2006 was 265,663,656.

     DOCUMENTS INCORPORATED BY REFERENCE: NONE

     Transitional Small Business Disclosure Format: Yes |_| No |X|

                                EXPLANATORY NOTE

     This Annual Report on Form 10-KSB/A is being filed by Rim Semiconductor Company ("we," "us" or the "Company") to amend the Company's Annual Report on Form 10-KSB for the period ended October 31, 2005 that was initially filed with the Securities and Exchange Commission (the "SEC") on January 30, 2006 (the "Original Report").

     This Form 10-KSB/A amends only Items 9, 10, 11, 12 and 14 of Part III of the Original Report (the "Amended Items"). In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Amended Items have been amended and restated in their entirety. No attempt has been made in this Form 10-KSB/A to modify or update other disclosures as presented in the Original Report. In addition, the exhibit list in Item 13 of
Part III has not been updated except that currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Rule 12b-15 under the Exchange Act, are filed with this Form 10-KSB/A as Exhibits 31 and 32.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The individuals who serve as our executive officers and directors are:

NAME                      AGE     POSITION
----                      ---     --------
Brad Ketch                 43     President, Chief Executive Officer, Secretary,
                                  Principal Financial Officer and Director
Ray Willenberg, Jr.        54     Chairman of the Board and Executive Vice
                                  President
Jack L. Peckham            56     Director(1)
Thomas J. Cooper           56     Director(2)

--------------------
(1)  Audit Committee and Compensation Committee Member
(2)  Compensation Committee Member

     The business experience, principal occupations and employment, as well as the periods of service, of each of our directors and executive officers during at least the last five years are set forth below.

     BRAD KETCH has served the Company in various roles since March 2002. In March 2002, Mr. Ketch became a consultant with us on our broadband technology and served in that capacity until July 2002, when he became our Chief Marketing Officer. He has served as our President and Chief Executive Officer, as well as a director, since December 2002. With over 19 years experience creating shareholder value through broadband telecommunications products and services, Mr. Ketch, from October 2001 to March 2002, served as CEO of Kentrox LLC, a manufacturer and marketer of data networking equipment. At Kentrox, Mr. Ketch was responsible for a company with 260 employees and $90 million in annual revenues. From January 2001 to October 2001 Mr. Ketch implemented strategic plans for telecom service providers and equipment manufacturers through his telecommunications consulting company, Brad Ketch & Associates, of which he was founder and President. From February 1999 to January 2001 he was Senior Vice President of Sales and Marketing for HyperEdge Corporation, a company he co-founded. HyperEdge acquired and integrated broadband access equipment manufacturers to further enable service providers to deliver broadband access to the "Last Mile." From August 1997 through February 1999, Mr. Ketch implemented strategic business and technical plans for competitive local exchange carrier network access and created products targeted at the incumbent local exchange carrier market as a consultant to various telecommunications companies as a consultant with Brad Ketch & Associates. Prior to August 1997 he served in various capacities at Nortel, Advanced Fibre Communications and Cincinnati Bell. Mr. Ketch has a Bachelor of Arts degree in Economics from Wheaton College and a MBA from Northwestern University.

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

     JACK L. PECKHAM is a founder and director of Heritage Bank of Commerce in San Jose, California, and serves on its audit and compensation committees. He is currently the Chairman and CEO of Broadband Graphics, a company which owns and licenses intellectual property in the areas of video and desktop computing. From 1985 through 1998, Mr. Peckham held various positions at ATMEL Corporation (www.atmel.com), retiring as its General Manager. He received an MA and a BA in Finance and marketing from Burdette College, Boston.

     THOMAS J. COOPER has served as a member of our Board of Directors since March 2002. From June 1 to December 2, 2002, Mr. Cooper served as our President and Chief Executive Officer. Mr. Cooper has been engaged in the development, creation and management of global sales and marketing platforms for businesses operating in the areas of high technology, real estate, office automation, and telecommunications for the past 30 years. Mr. Cooper is currently the Senior Vice President of Sales and Marketing of Artimi, Inc. (www.artimi.com) a fabless semiconductor firm based in Santa Clara, California serving new markets with Ultra Wideband wireless technology and products. From 1994 to 2002, Mr. Cooper served in various high-ranking positions at Conexant (formerly Virata), most recently as Senior Vice President, Corporate Development (from July 1999 to February 2002), where he was responsible for the development and implementation of long range growth strategies, including defining global partnership initiatives; identifying potential acquisition and joint venture candidates; and directing strategic investment of corporate capital into select ventures in which the company acquired minority stakes. From 1994 until 1999, Mr. Cooper served as Virata's Senior Vice President, Worldwide Sales and Marketing, where he oversaw all aspects of the company's product sales and marketing, corporate marketing/communications and public relations. Mr. Cooper has a Bachelor of Arts degree in English Literature from Hamilton College and an MBA from the University of Toledo, Ohio.

AUDIT COMMITTEE FINANCIAL EXPERT

     The Board of Directors has determined that Jack L. Peckham is an "Audit Committee Financial Expert" for purposes of the SEC's rules. The Board believes that Mr. Peckham meets the independence criteria set out in Rule 4200(a)(14) of the Marketplace Rules of the National Association of Securities Dealers and the rules and other requirements of the SEC.

CODE OF ETHICS

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2005, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements, except as described in this paragraph. Ray Willenberg, Jr. and Brad Ketch each filed late Form 5's for fiscal year 2005. Each Form 5 reported five transactions. Brad Ketch also filed a late Form 4 during fiscal year 2005 reporting four transactions, three of which should have been reported earlier. Thomas J. Cooper filed a late Form 4 during fiscal year 2005 reporting two transactions. Ray Willenberg, Jr. filed a late Form 4 during fiscal year 2005 reporting two transactions, and another late Form 4 reporting two transactions, one of which should have been reported earlier. Finally, Jack L. Peckham, who joined us as a Director in March of 2005, filed a late Form 3 in February 2006. Mr. Peckham also filed a late Form 4 for fiscal year 2005 in February 2006, reporting one transaction.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth all compensation for each of the last three fiscal years awarded to, or earned by, our Chief Executive Officer and all other executive officers serving as such at the end of 2005 whose salary and bonus exceeded $100,000 for the year ended October 31, 2005 or who, as of October 31, 2005, was being paid a salary at a rate of at least $100,000 per year.

                                         SUMMARY COMPENSATION TABLE
                                         --------------------------

                                                                                                  Securities
     Name and Principal                                                      Other Annual         Underlying
     Position(s)                  Year      Salary            Bonus          Compensation           Options
     -----------                  ----      ------            -----          ------------           -------
     BRAD KETCH                   2005    $ 250,000        $   70,000        $  170,000(1)         7,000,000
     President and                2004    $ 250,000(2)            --         $   86,667(3)                --
     Chief Executive              2003    $ 244,167(4)            --                 --            1,500,000
     Officer (and Principal
     Financial Officer)

     RAY WILLENBERG, JR.          2005    $  84,896        $ 212,450(5)       $ 170,000(6)         7,000,000
     Chairman of the Board,       2004    $ 175,000(7)     $ 152,176          $ 176,667(8)                --
     Executive Vice President     2003    $ 175,000(9)     $ 154,677                 --                   --

(1) Represents the issuance to Mr. Ketch in April 2005 of 1,000,000 shares of common stock.

(2)  Includes $45,380 paid in 2005.

(3) Represents the issuance to Mr. Ketch in December 2003 of 40,000 shares of common stock in lieu of $10,000 of deferred payroll, and the issuance to Mr. Ketch in March 2004 of 333,333 shares of common stock valued at $76,333.

(4)  Includes $43,000 paid in 2005.

(5)  These amounts are accrued but unpaid.

(6) Represents the issuance to Mr. Willenberg in April 2005 of 1,000,000 shares of common stock.

(7)  Includes $46,250 paid in 2005.

(8) Represents the issuance to Mr. Willenberg in December 2003 of 400,000 shares of common stock in lieu of $100,000 of unpaid bonuses, and the issuance to Mr. Willenberg in March 2004 of 333,333 shares of common stock valued at $76,667.

(9)  Includes $9,269 paid in 2005.

     In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits has been omitted for the named executive officers because the aggregate amount of these perquisites and other personal benefits was less than the lesser of $50,000 or 10% of annual salary and bonuses for the named executive officers.

OPTION GRANTS IN THE LAST FISCAL YEAR
-------------------------------------

     The following table sets forth information concerning individual grants of stock options made during the year ended October 31, 2005 to each of the named executive officers:

                          NUMBER OF SECURITIES    % OF TOTAL OPTIONS
                           UNDERLYING OPTIONS     GRANTED TO EMPLOYEES   EXERCISE       EXPIRATION
                                GRANTED             IN FISCAL YEAR        PRICE            DATE
                                -------             --------------        -----            ----
Brad Ketch                     1,000,000(1)               7.1%            $ 0.17      April 5, 2015
                               6,000,000(1)              42.9%            $ 0.17      April 5, 2015

Ray Willenberg, Jr.            1,000,000(1)               7.1%            $ 0.17      April 5, 2015
                               6,000,000(1)              42.9%            $ 0.17      April 5, 2015

(1) These options were canceled by agreement effective January 1, 2006. In January 2006, each of Mr. Willenberg and Mr. Ketch was granted options to purchase up to 10,700,000 shares of common stock. Those options have an exercise price of $0.027 per share and vest between February and July 2006.

AGGREGATE OPTIONS EXERCISED IN 2005 AND YEAR-END OPTION VALUES
--------------------------------------------------------------

     The named executive officers did not exercise any stock options during the year ended October 31, 2005. The following table sets forth information as of October 31, 2005 concerning options held by the named executive officers. None of these options were in-the-money as of October 31, 2005, and all such options were canceled by agreement effective January 1, 2006.

                                                        NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                       UNDERLYING UNEXERCISED                 IN-THE-MONEY
                                                     OPTIONS AT FISCAL YEAR END        OPTIONS AT FISCAL YEAR END
                                                     --------------------------        --------------------------
                             SHARES       VALUE
                          ACQUIRED ON    REALIZED
                          EXERCISE (#)     ($)     EXERCISABLE      UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
                          ------------     ---     -----------      -------------     -----------     -------------
Brad Ketch                        --          --    1,000,000         6,000,000       $     --          $     --
Ray Willenberg, Jr.               --          --    1,000,000         6,000,000             --                --

COMPENSATION OF DIRECTORS

     It is our policy to pay each outside director $2,000 for each meeting of our Board of Directors attended and for each committee meeting attended. We also reimburse our directors for reasonable expenses incurred in traveling to and from board or committee meetings. Upon his resignation as a director of the Company in March 2005, Ivan Berkowitz was paid $57,251, representing deferred meeting fees, expense reimbursements and fees for service as Vice Chairman of the Board of Directors accrued and unpaid though the date of his resignation.

     In addition, we have granted stock and stock options to the directors to compensate them for their services. During the fiscal year ended October 31, 2005 we issued 200,000 and 300,000 shares of common stock valued at approximately $30,000 and $45,000 to Mr. Cooper and Mr. Peckham, respectively, to compensate them for their services as directors. Our directors are eligible to receive stock option grants under our 2000 Omnibus Securities Plan. We did not grant options to our directors in 2005.

EMPLOYMENT AGREEMENT WITH EXECUTIVE OFFICERS

     BRAD KETCH. On December 2, 2002, we entered into an employment agreement with Brad Ketch pursuant to which Mr. Ketch was retained as our Chief Executive Officer. The agreement had a three-year initial term and provided for Mr. Ketch to receive an initial base salary of $250,000, with an annual bonus to be paid at the discretion of the Board of Directors in either cash or stock. In December 2005, this agreement was automatically renewed for an additional one year term. If Mr. Ketch is terminated without "cause" or leaves Rim Semiconductor for "good reason," each as defined in his agreement, he will receive a severance payment equal to two years of his base salary on the date of termination. If he is terminated without cause or with good reason within one year after a "change of control," as defined in his agreement, he will receive a severance payment equal to two years of his base salary and an amount equal to two times the amount of his last bonus received.

     RAY WILLENBERG, JR. On March 3, 2005, we entered into an employment agreement with Mr. Willenberg pursuant to which he continues to serve as our Executive Vice President for a term of three years commencing on March 23, 2005, subject to the earlier of (i) his death or Disability (as defined in the agreement); (ii) the termination of the agreement by either party without cause on written notice; or (iii) termination of the agreement by us for Cause (as defined in the agreement).

     Under this agreement, Mr. Willenberg is entitled to receive a payment based upon any equity or long-term debt financing we obtain during the term of the agreement or the twelve month period after the termination thereof from any source introduced to us by Mr. Willenberg or as a result of Mr. Willenberg's personal efforts. These payments will equal 6% of the aggregate annual proceeds of such financings up to $2 million; 5% of the aggregate annual proceeds of such financings in excess of $2 million and up to $5 million; and 4% of the aggregate annual proceeds of such financings in excess of $5 million. Mr. Willenberg is also entitled to be paid a bonus equal to the amount, if any, paid as a bonus to our Chief Executive Officer in connection with the successful commercialization of our technologies. Mr. Willenberg is not paid a fixed salary for his services under his employment agreement.

     Under his employment agreement, we also granted Mr. Willenberg a right of first refusal to purchase our equity interest in Top Secret Productions, LLC in the case of a bona fide third-party offer to purchase that interest or our determination to offer that interest for sale at a specified price.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     There are no compensation committee interlocks between the members of our Compensation Committee and any other entity. Jack L. Peckham and Thomas J. Cooper are the members of the Compensation Committee. Neither of the current members of the Compensation Committee is an officer or employee of ours, nor of any of our subsidiaries. Mr. Cooper served as our Chief Executive Officer from June to December, 2002.

COMPENSATION COMMITTEE REPORT

     The Compensation Committee sets compensation policy and administers Rim Semiconductor's cash and equity incentive programs for the purpose of attracting and retaining skilled executives who will promote Rim Semiconductor's business goals and build shareholder value. The Committee is also responsible for reviewing and making recommendations to the Board regarding all forms of compensation to be provided to the Company's named executive officers, including stock compensation and bonuses.

     The policy of the Compensation Committee is to attract and retain key personnel through the payment of competitive base salaries and to encourage and reward performance through bonuses and stock ownership. The Committee's objectives are to ensure that:

     o    there is an appropriate relationship between executive
     o    compensation and the creation of shareholder value;
     o the total compensation program will motivate, retain and attract quality executives; and
     o current cash and equity incentives are competitive with comparable companies.

     ELEMENTS OF COMPENSATION
     ------------------------

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

              EQUITY ELEMENTS
              ---------------

     Ownership of Rim Semiconductor's common stock is a key element of executive compensation. The Committee believes that a significant portion of executive compensation should be dependent upon the value created for the shareholders. Officers and other employees of Rim Semiconductor are eligible to participate in the Company's 2000 Omnibus Securities Plan and the 2001 Stock Incentive Plan. These plans allow the Board or the Committee to grant stock options to employees on such terms as the Board or the Committee may determine. In addition, employees may be granted stock awards or stock options outside of these plans.

              BENEFITS
              --------

     Executive officers also receive benefits generally available to all employees of the Company (such as health insurance). Our executive officers receive only the benefits that are available to all of Rim Semiconductor's employees.

2005 COMPENSATION FOR THE CHIEF EXECUTIVE OFFICER
-------------------------------------------------

     During the 2005 fiscal year, the Company's Chief Executive Officer was Brad Ketch, a position he has held since 2002. On December 2, 2002, we entered into an employment agreement with Mr. Ketch. Mr. Ketch receives a base salary of $250,000, with an annual bonus to be paid at the discretion of the Board of Directors in either cash or stock. During fiscal 2005, Mr. Ketch received a $70,000 bonus. He also was issued 1,000,000 shares of our common stock (valued at $170,000 when granted) in exchange for the cancellation of 1,955,000 options that had previously been issued to him. Finally, Mr. Ketch received options to purchase 7,000,000 shares of common stock at an exercise price of $0.17 per share. Of these options, 1,000,000 vested upon the closing of the Company's $3.5 million financing in May 2005 and the remainder vested in December 2005 upon the Company's release of the EmbarqTM E30 digital signal processor (Release 1.3). These options were canceled by agreement effective January 1, 2006.

                                        THE COMPENSATION COMMITTEE:

                                        Thomas J. Cooper, Chairman
                                        Jack L. Peckham

STOCK PERFORMANCE GRAPH

     The graph below compares the cumulative total shareholder return on Rim Semiconductor Company's common stock for the period from October 31, 2000 through October 31, 2005 with the cumulative total return over the same period of the Russell 2000 Index and the line-of-business index for semiconductors and related devices (SIC Code 3674) published by Hemscott, Inc.

     Assuming the value of the investment in our common stock and each index was $100 on October 31, 2000, and that all dividends were reinvested, the graph compares our cumulative total return with each of these referent indices plotted on an annual basis.

                                [GRAPHIC OMITTED]

--------------------------------------------------------------------------------
                          2000      2001     2002      2003      2004      2005
                          ----      ----     ----      ----      ----      ----
RIM SEMICONDUCTOR CO.    100.00     7.10     6.26      4.59      1.46      0.38
SIC CODE INDEX           100.00    46.49    28.62     54.90     38.26     39.95
RUSSELL 2000 INDEX       100.00    86.03    75.05    106.13    117.79    130.46
--------------------------------------------------------------------------------


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information as of the close of business on February 23, 2006, concerning shares of our common stock beneficially owned by each director and named executive officer and by all directors and executive officers as a group. We are not aware of any persons beneficially owning more than 5% of our common stock.

     In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and warrants within 60 days of February 23, 2006. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. We have calculated the percentages of shares beneficially owned based on 289,475,004 shares of common stock outstanding at February 23, 2006.

                                                  SHARES BENEFICIALLY OWNED
                                                  -------------------------
PERSON OR GROUP                                  NUMBER           PERCENT (1)
---------------                                  ------           -----------

Brad Ketch                                     7,333,333 (2)         2.48%
Ray Willenberg, Jr.                            9,861,790 (3)         3.34%
Jack L. Peckham                                  300,000             *
Thomas J. Cooper                                 832,258 (4)         *

All executive officers and directors
  as a group (4 persons)                      18,327,381 (5)         6.07%

* LESS THAN 1%.

(1) Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days.

(2)  Includes options to purchase 5,900,000 shares of common stock.

(3) Includes options to purchase 5,300,000 shares of common stock. Also includes 880,177 shares of common stock issuable upon conversion of a convertible promissory note held by Mr. Willenberg with a current balance of $99,460. The note is convertible at Mr. Willenberg's option at a conversion price equal to the market price of our common stock on the date of conversion. At February 23, 2006, the note would have been convertible at a conversion price of $0.113 per share.

(4)  Includes options to purchase 500,000 shares of common stock.

(5) Includes options to purchase an aggregate 11,700,000 shares of common stock.

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

     The following table presents information as of October 31, 2005 with respect to compensation plans under which equity securities were authorized for issuance, including the 2000 Plan, the 2001 Plan, the Consultant Stock Plan and agreements granting options or warrants outside of these plans.

                                      NUMBER OF SECURITIES
                                        TO BE ISSUED UPON      WEIGHTED-AVERAGE       NUMBER OF SECURITIES
                                           EXERCISE OF         EXERCISE PRICE OF     REMAINING AVAILABLE FOR
                                      OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     FUTURE ISSUANCE UNDER
                                       WARRANTS OR RIGHTS     WARRANTS OR RIGHTS    EQUITY COMPENSATION PLANS
                                       ------------------     ------------------    -------------------------
Equity compensation plans
   approved by security holders                 993,750         $        0.97               4,006,250

Equity compensation plans not
   approved by security holders              66,712,757         $        0.26                      --
                                             ----------         -------------            ------------

Total                                        67,706,507         $        0.27               4,006,250
                                             ==========         =============            ============

NON-SHAREHOLDER APPROVED PLANS

     The following is a description of options and warrants granted to employees, directors, advisory directors, consultants and investors outside of the Plans that were outstanding as of October 31, 2005.

     As of October 31, 2005, we had outstanding options and warrants to purchase an aggregate of 66,712,757 shares of our common stock were granted outside of the Plans. Of this amount, outstanding options to purchase 375,000 shares of common stock that were granted during fiscal 2001 outside of the Plans. These options, which expire ten years from their grant date, were granted to five advisory directors at exercise prices ranging from $1.07 to $4.00. All of these options have vested.

     We have outstanding options to purchase an aggregate of 525,000 shares of common stock that were granted during fiscal 2002 outside of the Plans to a director and a consultant. These options expire ten years from their grant date. 500,000 of the options have an exercise price of $0.39, and the remaining options have an exercise price of $1.02. All of these options have vested.

     We have outstanding options to purchase 15,000,000 shares of common stock that were granted in fiscal 2005 outside of the Plans. 1,000,000 options were granted to a consultant at an exercise price per share of $0.15, and expire four years from their grant date. 7,000,000 options were granted to each of Brad Ketch and Ray Willenberg, Jr. at an exercise price per share of $0.17, and were to expire ten years from their grant date. All of these options have vested, but the options granted to Mr. Ketch and Mr. Willenberg were canceled by agreement effective January 1, 2006.

     There are outstanding warrants to purchase an aggregate of 100,000 shares of common stock that were granted during fiscal 2001 to a consultant. These warrants have a five year term and an exercise price of $2.50 with respect to 50,000; $5.00 with respect to 25,000 and $10.00 with respect to 25,000.

     There are outstanding warrants that were granted during fiscal 2002 to two consultants to purchase an aggregate of 200,000 shares of common stock outside of the Plans. These warrants have an exercise price of $0.51 and expired in November 2005.

     There are outstanding warrants that we granted during fiscal 2003 to a consultant to purchase 600,000 shares of common stock outside of the Plans. These warrants have a 35-month term (under certain circumstances the Company may accelerate the expiration date) and an exercise price of $0.15.

     There are outstanding warrants to purchase an aggregate of 100,000 shares of common stock that were granted during fiscal 2004 to a consultant. These warrants have a three year term and an exercise price of $0.15.

     There are outstanding warrants to purchase an aggregate of 8,999,999 shares of common stock that we granted during fiscal 2004 to convertible debenture holders. These warrants have terms of five years and an exercise price of $0.25.

     There are outstanding warrants to purchase an aggregate of 900,000 shares of common stock that we granted during fiscal 2004 to placement agents. These warrants have terms of five years and an exercise price of $0.15 with respect to 233,334 and $0.25 with respect to 666,666.

     There are outstanding warrants to purchase an aggregate of 120,000 shares of common stock that we granted during fiscal 2004 to four convertible note holders. These warrants have a three year term and an exercise price of $0.25.

     There are outstanding warrants to purchase an aggregate of 33,936,650 shares of common stock that we granted during fiscal 2005 to convertible debenture holders. These warrants have terms of 15 months with respect to 11,312,220 and 39 months with respect to 22,624,430. These warrants have an exercise price of $0.1547 with respect to 11,312,220 and $0.3094 with respect to 22,624,430.

     There are outstanding warrants to purchase an aggregate of 5,656,108 shares of common stock that we granted during fiscal 2005 to placement agents. These warrants have terms of 15 months with respect to 1,131,222; 36 months with respect to 2,262,443 and 39 months with respect to 2,262,443. These warrants have an exercise price of $0.1547 with respect to 3,393,665 and $0.3094 with respect to 2,262,443.

     There are outstanding warrants to purchase 200,000 shares of common stock that we granted during fiscal 2005 to a consultant. These warrants have a term of three years and an exercise price of $0.12.

     The Consultant Plan was adopted in January 2003 and authorizes the issuance of up to 6,000,000 non-qualified stock options or stock awards to consultants to the Company. Directors, officers and employees are not eligible to participate in the Consultant Plan. To date, we have issued a total of 3,200,000 shares of common stock under the Consultant Plan to four consultants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On July 21, 2004, the Company entered into a one-year $100,000 revolving line of credit with a bank. Ray Willenberg, Jr., Executive Vice President and Chairman of the Company, guaranteed the repayment of the line of credit, and the Company agreed to indemnify Mr. Willenberg for any losses or expenses he may incur as a result of providing such security. The line of credit expired on August 10, 2005.

     On March 23, 2005, we issued in favor of Mr. Willenberg a non-interest bearing convertible promissory note ("Note") in the principal amount of $383,910.72. The Note was issued in evidence of our obligation for deferred compensation. The terms of the Note provide that, beginning April 1, 2005, Mr. Willenberg is to be paid a monthly amount not less than the monthly base salary paid to the Company's Chief Executive Officer. However, if the Company determines in its sole discretion that it has the financial resources available, it shall pay up to $20,833 per month. As of February 28, 2006, the balance on the Note was $89,539.47.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Aggregate fees for professional services rendered for the Company by its independent registered public accountants for the fiscal years ended October 31, 2004 and 2005 are set forth below.

---------------------------------------------------------------------------
                                  Fiscal Year Ended     Fiscal Year Ended
                                  October 31, 2005      October 31, 2004
---------------------------------------------------------------------------
Audit Fees                             $186,603              $146,906
---------------------------------------------------------------------------
Audit Related Fees                      $50,744               $77,108
---------------------------------------------------------------------------
Tax Fees                                $11,510               $13,784
---------------------------------------------------------------------------
All Other Fees                          $12,509                    $0
---------------------------------------------------------------------------
Total                                  $261,366              $237,799
---------------------------------------------------------------------------

     AUDIT FEES were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-QSB, consents, and other assistance required to complete the year-end audit of the consolidated financial statements. AUDIT-RELATED FEES were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees. TAX FEES were for professional services related to tax compliance, tax authority audit support and tax planning. All Other Fees include any other fees charged by the Company's auditors that are not otherwise specified.

     The Audit Committee preapproves all audit and permissible non-audit services to be provided by the Company's independent registered public accountants and the estimated fees for these services. None of the services provided by the independent registered public accountants that are described above were approved by the Audit Committee pursuant to a waiver of the preapproval requirements of the SEC's rules and regulations.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  February 28, 2006           RIM SEMICONDUCTOR COMPANY


                                   BY: /s/ Brad Ketch
                                       -----------------------------------------
                                           Brad Ketch
                                           President and Chief Executive Officer
                                           (Principal Executive Officer and
                                           Principal Financial and Accounting
                                           Officer)

     In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                                       TITLE                                     DATE
             ---------                                       -----                                     ----
                                    President, Chief Executive Officer and Directors
                                    (PRINCIPAL EXECUTIVE OFFICER and PRINCIPAL FINANCIAL AND     February 28, 2006
/s/ Brad Ketch                      ACCOUNTING OFFICER
-----------------------------
Brad Ketch


/s/ Ray Willenberg, Jr.             Chairman of the Board and Executive Vice President           February 28, 2006
------------------------------
Ray Willenberg, Jr.


/s/ Jack Peckham                    Director                                                     February 28, 2006
-----------------------------
Jack Peckman


/s/ Thomas J. Cooper                Director                                                     February 28, 2006
-----------------------------
Thomas J. Cooper


                                    EXHIBITS


31.1     Rule 13a-14(a) / 15d - 14(a) Certification.*

32.1     Section 1350 Certification.*

------------------
* Filed herewith.