Form 10QSB
period 2006-01-31
Rim Semiconductor CO
filed 2006-03-17
CIK 1026595

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO

                         COMMISSION FILE NUMBER 0-21785

                             Rim Semiconductor Company
             (Exact name of registrant as specified in its charter)

              UTAH                                        95-4545704
  (State or other jurisdiction of                      (I.R.S. employer
   incorporation or organization)                     identification no.)

     305 NE 102ND AVE., SUITE 105
         PORTLAND, OR 97220                             (503) 257-6700
(Address of principal executive offices,         (Registrant's telephone number,
      including zip code)                             including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the issuer's Common Stock, par value $.001 per share, outstanding as of March 13, 2006, was 322,410,150.

Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]


                                     FORM 10-QSB

                              RIM SEMICONDUCTOR COMPANY

                                   JANUARY 31, 2006

                                  TABLE OF CONTENTS

 PART   ITEM                                                                     PAGE
  I   Financial Information:

         1. FINANCIAL STATEMENTS:

            CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
              At January 31, 2006                                                   2

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
              For the Three Months Ended January 31, 2006 and 2005                  3

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
              For the Three Months Ended January 31, 2006                           4

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
              For the Three Months Ended January 31, 2006 and 2005                  5

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                    7

         2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION              25

         3. CONTROLS AND PROCEDURES                                                33

  II OTHER INFORMATION:

         6. EXHIBITS                                                               34


PART I - FINANCIAL INFORMATION

            ITEM I - FINANCIAL STATEMENTS

                     RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                    January 31,
                                                                       2006
                                                                   ------------
                                     ASSETS
                                     ------

Current Assets:
   Cash                                                            $    355,853
   Other current assets                                                  32,458
                                                                   ------------
      TOTAL CURRENT ASSETS                                              388,311

Property and equipment (net of accumulated depreciation
   of $6,434)                                                             9,303

Technology license and capitalized software development
   fee (net of accumulated amortization of $102,696)                  5,648,304

Deferred financing costs (net of accumulated amortization
   of $924,576)                                                         164,840

Other assets
                                                                          7,642
                                                                   ------------
       TOTAL ASSETS                                                $  6,218,400
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
   Convertible notes payable (net of debt discount of $15,583)     $    653,997
   Convertible debentures (net of debt discount of $34,287)              90,713
   Notes payable (net of debt discount of $169,587)                   1,352,750
   Accounts payable and accrued expenses                                942,692
                                                                   ------------
       TOTAL CURRENT LIABILITIES                                      3,040,152

Long-term portion of convertible debentures (net of
   debt discount of $389,809)                                           115,178
Conversion option liability                                             216,434
                                                                   ------------
       TOTAL LIABILITIES                                              3,371,764
                                                                   ------------
Commitments, Contingencies and Other Matters

Stockholders' Equity:
Preferred stock - $0.01 par value; 15,000,000 shares
    authorized; -0- shares issued and outstanding                            --
Common stock - $0.001 par value; 500,000,000 shares
    authorized; 266,163,519 shares issued and
    265,663,665 shares outstanding                                      266,164
Treasury stock - 499,854 shares at cost                                  (7,498)
Additional paid-in capital                                           65,981,175
Unearned compensation                                                    (4,907)
Accumulated deficit                                                 (63,388,298)
                                                                   ------------
       TOTAL STOCKHOLDERS' EQUITY                                     2,846,636
                                                                   ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  6,218,400
                                                                   ============

See notes to condensed consolidated financial statements.

                           RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)


                                                                 For The Three Months Ended
                                                                         January 31,
                                                              --------------------------------
                                                                   2006               2005
                                                              -------------      -------------

REVENUES                                                      $      40,176      $       8,801
                                                              -------------      -------------

OPERATING EXPENSES:
  Cost of sales                                                          --              6,625
  Amortization of technology license and capitalized
   software development fee                                         102,696                 --
  Research and development expenses (including stock
   based compensation of $5,044 and $0, respectively)                85,044              7,053
  Selling, general and administrative expenses (including
   stock based compensation of $333,958 and $279,548,
   respectively)                                                    807,071            596,945
                                                              -------------      -------------
    TOTAL OPERATING EXPENSES                                        994,811            610,623
                                                              -------------      -------------

OPERATING LOSS                                                     (954,635)          (601,822)

OTHER (INCOME) EXPENSES:
  Interest expense                                                1,244,956            278,783
  Amortization of deferred financing costs                          243,967             24,619
  Gain on forgiveness of principal and interest
   on Zaiq Note                                                  (1,169,820)                --
                                                              -------------      -------------
TOTAL OTHER (INCOME) EXPENSES                                       319,103            303,402
                                                              -------------      -------------

NET LOSS                                                      $  (1,273,738)     $    (905,224)
                                                              =============      =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                   $       (0.01)     $       (0.01)
                                                              =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING            229,136,730         87,568,203
                                                              =============      =============

See notes to condensed consolidated financial statements.

                                             RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             FOR THE THREE MONTHS ENDED JANUARY 31, 2006
                                                             (UNAUDITED)


                                 Common Stock           Treasury Stock        Additional                                   Total
                            -----------------------  ---------------------     Paid-In      Unearned     Accumulated   Stockholders'
                               Shares       Amount      Shares     Amount      Capital    Compensation     Deficit         Equity
                            --------------------------------------------------------------------------------------------------------

Balance at
  October 31, 2005           184,901,320   $184,902         --         --    $63,679,065   $ (22,771)   $(62,114,560)   $ 1,726,636
Repurchase of
  common stock
  for cash                            --         --   (499,854)    (7,498)            --          --              --         (7,498)
Issuance of common
  stock for
  conversion
  of convertible
  debentures and
  accrued interest            81,262,199     81,262         --         --      1,299,239          --              --      1,380,501
Stock options issued
  to key employees
  and advisory board
  members                             --         --         --         --        321,138    (321,138)             --             --
Warrants issued with
  notes payable                       --         --         --         --        120,000          --              --        120,000
Reclassification of
  conversion option
  liability                           --         --         --         --        561,733          --              --        561,733
Amortization of
  unearned
  compensation
  expense                             --         --         --         --             --     339,002              --        339,002
Net loss                              --         --         --         --             --          --      (1,273,738)    (1,273,738)
                            ------------   --------   --------    -------    -----------   ---------    ------------    -----------

Balance at
  January 31, 2006           266,163,519   $266,164   (499,854)   $(7,498)   $65,981,175   $  (4,907)   $(63,388,298)   $ 2,846,636
                            ========================================================================================================


See notes to condensed consolidated financial statements.

                        RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (UNAUDITED)


                                                              For The Three Months Ended
                                                                      January 31,
                                                             ----------------------------
                                                                 2006             2005
                                                             -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $(1,273,738)     $  (905,224)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Consulting fees and other compensatory elements of
        stock issuances                                          339,002          279,548
      Gain on forgiveness of principal and interest
        on Zaiq Note                                          (1,169,820)              --
      Amortization of deferred financing costs                   243,967           24,619
      Amortization of film in production costs                        --            6,625
      Amortization of debt discount on notes                   1,193,195          225,503
      Amortization of technology license and
        capitalized software development fee                     102,696               --
      Depreciation                                                   619            4,168
    Change in Assets (Increase) Decrease:
      Other current assets                                         1,573            3,712
      Other assets                                                 2,582               --
    Change in Liabilities Increase (Decrease):
      Accounts payable and accrued expenses                       92,877         (101,440)
                                                             -----------      -----------
      NET CASH USED IN OPERATING ACTIVITIES                     (467,047)        (462,489)
                                                             -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                              --          212,900
  Purchase of treasury stock                                      (7,498)              --
  Proceeds from notes payable                                    750,000          300,000
  Capitalized financing costs                                    (82,500)         (33,029)
  Repayments of notes payable                                   (122,291)              --
  Repayments of convertible notes payable                        (88,292)          (7,000)
                                                             -----------      -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                  449,419          472,871
                                                             -----------      -----------
(DECREASE) INCREASE IN CASH                                      (17,628)          10,382

CASH - BEGINNING OF PERIOD                                       373,481          127,811
                                                             -----------      -----------
CASH - ENDING OF PERIOD                                      $   355,853      $   138,193
                                                             ===========      ===========


See notes to condensed consolidated financial statements.

                         RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (UNAUDITED)


                                                                For The Three Months Ended
                                                                        January 31,
                                                                --------------------------
                                                                   2006            2005
                                                                -----------     ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                    $        --     $    5,400
                                                                ===========     ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Common stock issued for conversion of convertible
   debentures, notes payable and accrued interest               $ 1,380,501     $  211,714
                                                                ===========     ==========
  Value assigned to warrants issued in connection
   with notes payable                                           $   120,000     $       --
                                                                ===========     ==========

  Common stock issued for accrued liquidated damages            $        --     $   88,000
                                                                ===========     ==========

  Stock offering costs                                          $        --     $    9,355
                                                                ===========     ==========

  Accrued expenses converted to note payable                    $        --     $   55,251
                                                                ===========     ==========

  Reclassification of conversion option liability to equity     $   561,733     $       --
                                                                ===========     ==========


See notes to condensed consolidated financial statements.

                   RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - PRINCIPLES OF CONSOLIDATION, BUSINESS AND CONTINUED OPERATIONS

The condensed consolidated financial statements include the accounts of Rim Semiconductor Company (formerly New Visual Corporation) and its wholly owned operating subsidiary, NV Entertainment, Inc. ("NV Entertainment") including its 50% owned subsidiary Top Secret Productions, LLC), collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. The Company consolidates its 50% owned subsidiary Top Secret Productions, LLC due to the Company's control of management and financial matters of such entity.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("US GAAP"). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the financial statements and notes related thereto included in the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005.

These results for the three months ended January 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Rim Semiconductor Company was incorporated under the laws of the State of Utah on December 5, 1985. The Company operates in two business segments, the production of motion pictures, films and videos ("Entertainment Segment") and the development of new semiconductor technologies ("Semiconductor Segment"). The Company's Entertainment Segment is dependent on future revenues from the Company's film "Step Into Liquid" ("Film"). The Semiconductor Segment is dependent on the Company's ability to successfully commercialize its developed technology, and has generated no revenues to date. The Company's first chipset was first made available to prospective customers for evaluation and testing during the three months ended January 31, 2006.

Through its subsidiary NV Entertainment the Company has operating revenues for its Entertainment Segment, but may continue to report operating losses for this segment. The Semiconductor Segment will have no operating revenues until successful commercialization of its developed technology, but will continue to incur substantial operating expenses, capitalized costs and operating losses.

Historically, the Company has experienced significant recurring net operating losses as well as negative cash flows from operations. The Company's main source of liquidity has been equity and debt financing, which was used to fund historical losses from operating activities. Based on the Company's current cash position and its subsequent debt financing (see note 12), the Company believes it has sufficient cash to meet its funding needs for at least the next 12 months.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FILM IN DISTRIBUTION
--------------------
Statement of Position 00-2, Accounting by Producers or Distributors of Films ("SOP-00-2") requires that film costs be capitalized and reported as a separate asset on the balance sheet. Film costs include all direct negative costs incurred in the production of a film, as well as allocations of production overhead and capitalized interest. Direct negative costs include cost of scenario, story, compensation of cast, directors, producers, writers, extras and staff, cost of set construction, wardrobe, accessories, sound synchronization, rental of facilities on location and post production costs. SOP-00-2 also requires that film costs be amortized and participation costs accrued, using the individual-film-forecast-computation method, which amortizes or accrues such costs in the same ratio that the current period actual revenue (numerator) bears to the estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year (denominator). The Company makes certain estimates and judgments of its future gross revenue to be received for each film based on information received by its distributors, historical results and management's knowledge of the industry. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions. A change to the estimate of gross revenues for an individual film may result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period.

In addition, SOP-00-2 also requires that if an event or change in circumstances indicates that an entity should assess whether the fair value of a film is less than its unamortized film costs, then an entity should determine the fair value of the film and write-off to the statement of operations the amount by which the unamortized film costs exceeds the films fair value.

As a result of impairment reviews during the years ended December 31, 2005 and 2004, the Company wrote down the carrying value attributed to the Film to $0.

REVENUE RECOGNITION
-------------------
The Company recognizes revenue from the sale of its semiconductor products when evidence of an arrangement exists, the sales price is determinable or fixed, legal title and risk of loss has passed to the customer, which is generally upon shipment of our products to our customers, and collection of the resulting receivable is probable. To date the Company has not recognized any revenues related to the sale of its semiconductor products.

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

Under a rights agreement with Lions Gate Entertainment ("LGE") the domestic distributor for its Film entitled "Step Into Liquid", the Company shares with LGE in the profits of the Film after LGE recovers its marketing, distribution and other predefined costs and fees. The agreement provides for the payment of minimum guaranteed license fees, usually payable on delivery of the respective completed film, that are subject to further increase based on the actual distribution results in the respective territory.

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

Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization is provided on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product. The estimated useful life of the Company's existing product is seven years.

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

The Company had amortization expense of $102,696 and $0 for the three months ended January 31, 2006 and 2005, respectively, related to its capitalized software development costs.

LOSS PER COMMON SHARE
---------------------
Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three months ended January 31, 2006 and 2005, respectively, no effect has been given to outstanding options, warrants or convertible debentures in the diluted computation, as their effect would be anti-dilutive.

STOCK-BASED COMPENSATION
------------------------
On November 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning on November 1, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company early adopted SFAS 123(R) using the modified prospective transition method, as of November 1, 2005, the first day of the Company's fiscal year 2006. The Company's condensed consolidated financial statements as of and for the three months ended January 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's condensed consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in the Company's condensed consolidated statement of operations because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized in the Company's condensed consolidated statement of operations for the three months ended January 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to October 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company has continued to attribute the value of stock-based compensation to expense on the straight-line single option method.

Stock-based compensation expense recognized under SFAS 123(R) related to employee stock options was $69,037 for the three months ended January 31, 2006. Stock based-compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 was $247,057 for the three months ended January 31, 2006. Stock based-compensation expense recognized for non-employees under other accounting standards was $22,908 for the three months ended January 31, 2006.

There was no stock-based compensation expense related to employee stock options under other accounting standards for the three months ended January 31, 2005. Stock based-compensation expense recognized for non-employees under other accounting standards was $279,548 for the three months ended January 31, 2005.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended January 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------
In June 2005, the FASB published Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will apply these requirements to any accounting changes after the implementation date.

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

In June 2005, the FASB ratified EITF Issue No. 05-2, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'" ("EITF No. 05-2"), which addresses when a convertible debt instrument should be considered 'conventional' for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument's economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on the Company's consolidated financial position, results of operations, or cash flows.

EITF Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'" ("EITF No. 05-4") addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. In May 2005, the Company entered into a private placement agreement for convertible debentures, a registration rights agreement and warrants in connection with the private placement (see Note 7). Based on the interpretive guidance in EITF Issue No. 05-4, view C, due to certain factors, including an uncapped liquidated damages provision in the registration rights agreement, the Company determined that the embedded conversion option related to these convertible debentures and the registration rights are derivative liabilities. Accordingly, the fair value of the embedded conversion option of $1,500,000 was recorded as a liability as of the closing of the sale of these convertible debentures. Due to various factors, including substantial conversions of these convertible debentures and the registration statement becoming effective on August 1, 2005, the value of the registration rights was deemed to be de minimus.

----------------------------------------------------------
In September 2005, the FASB ratified EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues" ("EITF No. 05-7"), which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). EITF No. 05-7 is effective for the first interim or annual reporting period beginning after December 15, 2005. The Company will adopt EITF No. 05-7 as of the beginning of the Company's interim reporting period that begins on February 1, 2006. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement will have on its financial statements.

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

In February 2006, the FASB published Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments- an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The requirements in SFAS 155 are effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this pronouncement is not expected to have an impact on the Company's consolidated financial position, results of operations, or cash flows.


NOTE 3 - FILM IN DISTRIBUTION

The Company recognized revenues of $40,176 and $8,801 for the three months ended January 31, 2006 and 2005, respectively. The Company had amortization costs of $0 and $6,625 for the three months ended January 31, 2006 and 2005, respectively.

NOTE 4 - DEFERRED FINANCING COST

As of January 31, 2006, deferred financing cost consisted of costs incurred and warrants issued in connection with the sale of $3,500,000 of 2005 Debentures, $1,350,000 of 7% convertible debentures, and promissory notes:

                  Deferred financing cost           $1,089,416
                  Less: accumulated amortization      (924,576)
                                                    -----------
                  Deferred financing cost, net      $  164,840
                                                    ===========

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

For the three months ended January 31, 2006 and 2005, amortization of deferred financing cost was $243,967 and $24,619 respectively.


NOTE 5 - EXCHANGE AGREEMENT

In April 2005, the Company entered into an Exchange Agreement (the "Exchange Agreement") with Zaiq Technologies, Inc. ("Zaiq"), pursuant to which the Company issued 4,651,163 shares of common stock with a value of $744,186 and a promissory note in the principal amount of $2,392,000 (the "Zaiq Note") (see
Note 8) in exchange for the surrender by Zaiq of 3,192 shares of Redeemable Series B Preferred Stock. The Company issued the Redeemable Series B Preferred Stock to Zaiq pursuant to a Receivables Purchase and Stock Transfer Restriction Agreement dated as of April 17, 2002. These shares had an aggregate liquidation preference of $3,192,000, constituted all of the Redeemable Series B Preferred Stock issued and outstanding as of the date of the Exchange Agreement, and were cancelled upon the closing of the Exchange Agreement. The fair value of the common stock and promissory note on the closing date was determined to be less than the aggregate liquidation preference of the Redeemable Series B Preferred Stock and accordingly a gain of $55,814 was recognized during the year ended October 31, 2005.

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

On December 19, 2005, the Company entered into a letter agreement with Zaiq, pursuant to which the Company agreed to repurchase from Zaiq for total consideration of $200,000 the following Zaiq assets: (i) 5,180,474 shares (the "Zaiq Shares") of the Company's common stock held of record by Zaiq, and (ii) the remaining principal balance of the Zaiq Note.

The Company had the right under the letter agreement to assign any or all of its purchase commitment, and assigned its right to purchase 4,680,620 of the Zaiq Shares to an unaffiliated third party that has been a prior investor in the Company.

On December 20, 2005, the Company paid Zaiq an aggregate of $129,789, out of an advance on the note payable that was subsequently signed in January 2006, as further discussed in Note 8, to purchase the Zaiq Note and 499,854 Zaiq Shares. The Zaiq Shares repurchased by the Company have been accounted for as treasury stock, carried at cost, and reflected as a reduction to stockholders' equity. The remaining principal and accrued interest of $1,292,111 on the Zaiq Note has been canceled resulting in a gain of $1,169,820.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

The Company entered into several convertible promissory note agreements with various trusts and individuals to fund the operations of the Company. The Company agreed to pay the principal and an additional amount equal to 50% of the principal on all notes below except for one note for $10,000 which accrues interest at the rate of 9% per annum and the March 2005 convertible promissory note discussed in foot note (4) below. Except for these two notes, the notes are due when the Company reaches certain milestones from the distribution of its motion picture. The notes (with the exception of the March 2005 convertible promissory note) may be converted at any time, in whole or in part, into that number of fully paid and non-assessable shares of common stock at conversion prices ranging from $.33 to $1.00. The March 2005 convertible promissory note may be converted into shares of common stock at a conversion price per share equal to the closing price of the common stock on the Over-the-Counter Bulletin Board on the date of conversion.

The outstanding convertible notes are summarized below:

                                                     At January 31,
                                                          2006
                                                    ---------------
     Note payable (1)                               $       72,000
     Notes payable (ten notes) (2)                         478,000
     Note payable, 9% interest (3)                          10,000
     Note payable - related party (4)                      109,580
                                                    ---------------
     TOTAL                                          $      669,580

     less: unamortized debt discount                       (15,583)
                                                    ---------------
                                                    $      653,997
                                                    ===============

     (1) Due when receipts received by the Company from the joint venture exceed $375,000. The Company made payments of $25,000 during the three months ended January 31, 2006.
     (2) Due when receipts received by the Company from the joint venture exceed $2,250,000.
     (3) Due when receipts received by the Company from the joint venture exceed $750,000.
     (4) In March 2005, the Company issued in favor of the Company's executive vice president, a non-interest bearing convertible promissory note in the principal amount of $383,911. The convertible promissory note was issued in evidence of the Company's obligation for deferred compensation. In accordance with APB 21, imputed interest (at an effective rate of 15%) was calculated to arrive at the fair value of the convertible promissory note. The difference between the face amount and the present value upon issuance of the convertible promissory note is shown as a discount that is amortized as interest expense over the life of the convertible promissory note. For the three months ended January 31, 2006 amortization of debt discount on this note was $5,292. The convertible promissory note is payable in monthly installments, on the first day of each month, beginning on April 1, 2005. Each month, the Company must pay to the executive vice president an amount not less than the monthly base salary paid to the Company's chief executive officer. However, if the Company determines in its sole discretion that it has the financial resources available, it may pay up to $20,833 per month. The Company made payments of $63,292 during the three months ended January 31, 2006. In March 2006, the remaining principal amount of this note and additional deferred compensation payable to the noteholder were converted into a convertible promissory note with an aggregate principal amount of $301,197. See Note 12 for further details.

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

---------------------------
The Company received net proceeds of approximately $3.11 million, following repayment of offering related expenses. These offering related expenses were recorded as deferred financing costs (see Note 4).

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

The gross proceeds of $3,500,000 were recorded net of a debt discount of $3,500,000. The debt discount consisted of a $2,000,000 value related to the Investor Warrants and a $1,500,000 value related to the embedded conversion option in accordance with EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" and EITF issue No. 05-04, view C "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument". Due to certain factors, including an uncapped liquidated damages provision in the registration rights agreement and an indeterminate amount of shares to be issued upon conversion of the debentures, the Company determined that the embedded conversion option related to the 2005 Debentures and the registration rights are derivative liabilities. Accordingly, the fair value of the embedded conversion option of $1,500,000 was recorded as a liability as of the closing of the sale of the 2005 Debentures. Due to various factors, including substantial conversions of the 2005 Debentures and the registration statement becoming effective on August 1, 2005, the value of the registration rights was deemed to be de minimus.

As of January 31, 2006, the derivative liability of $1,500,000 had been reduced to $216,434 as a result of conversions of the 2005 Debentures. An aggregate of $1,283,566 has been reflected as a reclassification to stockholders' equity since the issuance of the 2005 Debentures.

The Company followed the guidelines in EITF issue No. 05-04, view C and classified the fair value of the Investor Warrants as equity and separately valued the derivative liability related to the registration rights.

No gain or loss was deemed necessary during the three months ended January 31, 2006, as the fair value of the derivative liabilities did not fluctuate in value.

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

Certain terms of the Investor and Compensation Warrants were modified in February 2006 (see Note 12).

---------------------------
To secure the Company's obligations under the 2005 Debentures, the Company granted a security interest in substantially all of its assets, including without limitation, its intellectual property, in favor of the investors under the terms and conditions of a Security Interest Agreement dated as of the date of the 2005 Debentures. The security interest terminates upon the earlier of (i) the date on which less than one-third of the original principal amount of the 2005 Debentures issued on the closing date are outstanding or (ii) payment or satisfaction of all of the Company's obligations under the loan agreement. During the three months ended January 31, 2006, condition (i) was met and therefore the security interest terminated.

A registration statement (the "Registration Statement") covering the Common Stock issuable upon conversion of the 2005 Debentures, the Investor Warrants and the Compensation Warrants referred to above was declared effective on August 1, 2005.

During the three months ended January 31, 2006, $1,310,724 of principal amount of 2005 Debentures plus accrued interest of $69,777 were converted into 81,262,199 shares of common stock.

Included in interest expense for the three months ended January 31, 2006 is $1,164,160 related to the amortization of the debt discount related to these debentures.

The 2005 Debentures are summarized below as of January 31, 2006:

                                   Outstanding
                                    Principal     Unamortized    Net Carrying
                                      Amount     Debt Discount      Value
                                    ----------   ------------    ------------
        Long-term portion           $ 504,987     $  389,809      $  115,178


7% DEBENTURES
-------------
In December 2003, April 2004 and May 2004, the Company completed a private placement to certain private and institutional investors of $1,350,000 in principal amount of its three-year 7% Convertible Debentures (the "7% Debentures"). All principal is due and payable three years from the issuance date.

During the three months ended January 31, 2006, no principal or accrued interest was converted into shares of common stock. During the three months ended January 31, 2005, $199,450 of principal amount plus accrued interest of $12,264 were converted into 1,411,428 shares of common stock.

The 7% Debentures are summarized below as of January 31, 2006:

                                   Outstanding
                                    Principal     Unamortized    Net Carrying
                                      Amount     Debt Discount      Value
                                    ----------   ------------    ------------
        Current portion             $ 125,000       $ 34,287        $ 90,713

The remaining 7% Debentures outstanding at January 31, 2006 were originally issued in December 2003 and are due and payable in December 2006.

NOTE 8 - NOTES PAYABLE

The outstanding notes payable are summarized below:

                                                                    January 31,
                                                                       2006
                                                                    -----------
Note payable (five individual notes with
  identical terms), unsecured, 6% interest,
  due on demand with three days notice (1)                          $   256,886
Note payable, 10% interest, unsecured,
  due on demand with three days notice (2)                              443,451
Note payable (3)                                                         12,000
Note payable (4)                                                             --
Note payable (5)                                                        810,000
                                                                    -----------
     TOTAL                                                          $ 1,522,337
     Less: unamortized debt discount                                   (169,587)
                                                                    -----------
                                                                    $ 1,352,750
                                                                    ===========

   (1) In February 2006, the Company issued shares of restricted common stock in exchange for the return and cancellation of all outstanding principal and interest on these notes.

   (2) Outstanding principal of $39,973 and interest of $110,027 was paid in June 2005 from the proceeds of the private placement of the 2005 Debentures further discussed in Note 7. In February 2006, the Company issued shares of restricted common stock in exchange for the return and cancellation of all outstanding principal and interest on this note.

   (3) On March 26, 2004, the Company entered into a loan agreement, pursuant to which the Company borrowed $12,000 from the lender. The loan is evidenced by an installment note dated as of March 26, 2004. The principal amount of the loan and any accrued and unpaid interest at a rate of 5% were due and payable on July 26, 2004. On July 26, 2004, the lender agreed to extend payment and unpaid accrued interest until November 15, 2004. The lender has subsequently agreed to modify the repayment terms such that the principal and interest are due on demand with three days notice.

   (4) In April 2005, the Company issued a promissory note in connection with the cancellation of the Redeemable Series B Preferred Stock which bears interest at the rate of 7% per annum. In December 2005, the Company entered into an agreement to repay a portion of the outstanding principal and accrued interest on the promissory note with the remaining principal balance and accrued interest being forgiven. See Note 5 for further details.

   (5) In December 2005 and January 2006, the Company entered into loan agreements with a third party pursuant to which the Company borrowed $750,000 from the lender. An amount equal to 108% of the principal amount ($810,000) of the loans is due and payable on the earlier of May 25, 2006 or the date the Company effects a financing transaction or series of transactions resulting in gross proceeds to the Company of at least $2,000,000. The difference between the gross proceeds and amount due at maturity is shown as a discount that is amortized as interest expense over the life of the loans. The Company issued to the lender warrants to purchase 7,500,000 shares of its Common Stock at an exercise price of $0.10 per share. The fair value of the warrants is $120,000 and is shown as a discount that is amortized as interest expense over the life of the loans. In connection with the loans, the Company granted a security interest in all of its assets. The Company received net proceeds of $672,470 following the payment of due diligence fees and transaction fees and transaction related fees and expenses. These transaction related fees were recorded as deferred financing costs (see
        Note 4). For the three months ended January 31, 2006 amortization of debt discount on this loan was $10,413. In March 2006, the outstanding principal and interest were repaid from the proceeds of the private placement of the 2006 Debentures (see Note 12).

NOTE 9 - STOCKHOLDERS' EQUITY

COMMON STOCK
------------
During the three months ended January 31, 2006, the Company issued 81,262,199 shares of common stock for conversion of convertible debentures and accrued interest valued at $1,380,501; and repurchased 499,854 shares of common stock for $7,498 from Zaiq.


STOCK OPTION PLANS
------------------
During 2000, the Board of Directors and the stockholders of the Company approved the 2000 Omnibus Securities Plan (the "2000 Plan"), which provides for the granting of incentive and non-statutory options and restricted stock for up to 2,500,000 shares of common stock to officers, employees, directors and consultants of the Company.

During August 2001, the Board of Directors of the Company approved the 2001 Stock Incentive Plan (the "2001 Plan"), which provides for the granting of incentive and non-statutory options, restricted stock, dividend equivalent rights and stock appreciation rights for up to 2,500,000 shares of common stock to officers, employees, directors and consultants of the Company. The stockholders of the Company ratified the 2000 Plan in May 2000 and the 2001 Plan in July 2002.

In January 2003, the Board of Directors of the Company approved the 2003 Consultant Stock Plan (the "2003 Plan" and together with the 2000 Plan and the 2001 Plan, the "Plans"), which provides for the issuance of up to 6,000,000 non-qualified stock options or stock awards to consultants to the Company. Directors, officers and employees are not eligible to participate in the 2003 Plan. A total of 3,200,000 shares of common stock have been issued under the 2003 Plan to four consultants. As of January 31, 2006, no options have been awarded under the 2003 Plan.

Option awards under the Plans are generally granted with an exercise price equal to the market price of the Company's common stock at the date of grant, a 10 year contractual term, and vest based on the schedule included in the related option agreement (typically a period that does not exceed five years).

On November 1, 2005, the Company early adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company's employees and directors including employee stock options based on estimated fair values.

Upon adoption of SFAS 123(R), the Company continued to estimate the value of stock options on the date of grant using the Black-Scholes model and the assumptions noted in the table below. Prior to the adoption of SFAS 123(R), the value of each stock option was also estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123.

The Company used its historical stock price volatility in accordance with SFAS 123(R) and SAB 107. The selection of the historical volatility approach was based upon the lack of availability of actively traded options on the Company's stock and the Company's assessment that historical volatility is representative of future stock price trends.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company's stock options. The dividend yield assumption is based on the Company's history and expectation of dividend payouts. The expected life of stock options represents the Company's historical experience with regards to the exercise behavior of its option holders and the contractual term of the options.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended January 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

------------------------------
The weighted-average estimated fair value of stock options granted during the three months ended January 31, 2006 was $0.026 per share using the Black-Scholes model with the following assumptions:

Expected volatility                          145%
Risk-free interest rate                      4.3%
Expected dividends                           0.0%
Expected life                               10 years

There were no options granted during the three months ended January 31, 2005 and there was no difference between the reported net income and pro forma net income under FAS 123. Accordingly, pro forma disclosures for the three months ended January 31, 2005 have not been provided.

A summary of option activity as of January 31, 2006 and changes during the period then ended is as follows:

                                             WEIGHTED                 WEIGHTED
                                             AVERAGE                  AVERAGE
                                 UNDER       EXERCISE    OUTSIDE      EXERCISE
                                 THE PLANS   PRICE       THE PLANS    PRICE
                                ----------- ----------- ------------ ----------
Outstanding at October 31, 2005   993,750    $   0.97   15,900,000    $  0.25
 Options granted:
    Under the Plans                    --          --           --         --
    Outside the Plans                  --          --   22,400,000    $ 0.027
 Options expired/cancelled:
    Under the Plans                    --          --           --         --
    Outside the Plans                  --          --  (14,000,000)   $  0.17
 Options exercised:
    Under the Plans                    --          --           --         --
    Outside the Plans                  --          --           --         --
                                 ---------  ----------  -----------   ---------
Outstanding at January 31, 2006   993,750   $    0.97   24,300,000    $  0.09
                                 =========              ===========

Exercisable at January 31, 2006   980,417   $    0.98    1,900,000    $  0.86
                                 =========              ===========

The aggregate intrinsic value of options outstanding as of January 31, 2006 was $22,400. There was no intrinsic value for options that were exercisable as of January 31, 2006.

The weighted-average remaining contractual term of stock options outstanding under the Plans as of January 31, 2006 was 5.93 years. The weighted-average remaining contractual term of stock options outstanding outside the Plans as of January 31, 2006 was 9.49 years.

The weighted-average remaining contractual term of stock options currently exercisable under the Plans as of January 31, 2006 was 5.92 years. The weighted-average remaining contractual term of stock options currently exercisable outside the Plans as of January 31, 2006 was 4.15 years.

As of January 31, 2006, total compensation cost related to nonvested stock options not yet recognized was $517,783 which is expected to be recognized through July 2006 over a weighted-average period of 4.9 months.

The total fair value of options vested during the three months ended January 31, 2006 was $247,057.

OPTIONS GRANTED
---------------
In April 2005, the Company issued to each of its Chief Executive Officer and Executive Vice President, 1,000,000 shares of common stock, and performance based options to purchase 7,000,000 shares of restricted common stock at an exercise price of $0.17, which was equal to the closing price of the common stock on the Over-the-Counter Bulletin Board on the date of grant. Options to purchase 2,000,000 shares of restricted common stock vested upon the Company's consummation of the sale of the 2005 Debentures in May 2005 and options to purchase 12,000,000 shares of restricted common stock vested in December 2005 upon the Company's release of a beta version of its semiconductor technologies. In January 2006, all of the these options were canceled. During the three months ended January 31, 2006, the Company recognized $247,057 of stock-based compensation expense related to these vested options.

In January 2006, options to purchase 22,400,000 shares of common stock were granted to the Company's Chief Executive Officer, the Executive Vice President, and an advisory board member. These options were valued at $591,863 and have a 10 year term, an exercise price of $0.027 per share, and vest at various times between February 2006 and July 2006. During the three months ended January 31, 2006, the Company recognized $74,081 of stock-based compensation expense related to these options.

OPTIONS EXPIRED, CANCELLED AND FORFEITED
----------------------------------------
During the three months ended January 31, 2006, options to purchase 14,000,000 shares of common stock were canceled.

WARRANTS GRANTED
----------------
In January 2006, the Company granted warrants to purchase 7,500,000 shares of its common stock at an exercise price of $0.10 per share to the lender in connection with the loan agreement (see Note 8(4)). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $0.016 per share or $120,000.

WARRANTS EXPIRED
----------------
During the three months ended January 31, 2006, warrants to purchase 200,000 shares of common stock expired.

NET LOSS PER SHARE
------------------
Securities that could potentially dilute basic earnings per share (EPS), in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

2005 Debentures and accrued interest (1)                         26,585,798
Warrants to purchase common stock                                58,112,757
Options to purchase common stock                                 25,293,750
Convertible notes payable and accrued interest                    5,768,837
7% Debentures and accrued interest                                  960,980
                                                              -------------
Total as of January 31, 2006                                    116,722,122
                                                              =============

(1) based on a five day volume weighted average common stock price discounted by 30% at January 31, 2006 of $0.01918

Substantial issuances after January 31, 2006 through March 13, 2006

Options granted to purchase shares of common stock                4,100,000
                                                              =============

Restricted common stock issued to consultants                    11,000,000
                                                              =============
Common stock issued in exchange for return and
  cancellation of notes payable                                  12,064,494
                                                              =============
Warrants issued in connection with the 2006 Debentures
  (See note 12)                                                  85,146,660
                                                              =============
Common stock issuable upon conversion of 2006 Debentures
  (See note 12) (2)                                              67,438,462
                                                              =============

(2) based on a twenty day volume weighted average common stock price discounted by 30% at March 13, 2006 of $0.08897

NOTE 10 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

RESEARCH AND DEVELOPMENT AGREEMENT
----------------------------------
The Company and HelloSoft entered into an amendment, effective as of October 11, 2004 (the "Amendment"), to their Services Agreement dated as of March 31, 2004 (the "Original Agreement") pursuant to which HelloSoft will provide development services relating to the Company's semiconductor technologies. The Original Agreement provides that, upon the Company's request from time to time, HelloSoft is to provide services to be specified pursuant to mutually agreed upon terms. The Amendment represents the first project that HelloSoft is undertaking pursuant to the Original Agreement.

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

On July 26, 2005, the Company signed an amendment to the Original Agreement that defines and prices the next two phases of the technology development. The Company will expend $445,000 on Phase II and $350,000 on Phase III. Half of Phase II, or $222,500, was paid to HelloSoft on July 26, 2005, in the form of restricted common stock issued at a discount of 25% to the closing price of the Company's common stock on that date, and the other $222,500 will be paid to them in cash when they complete Phase II, which the Company anticipates will occur in the second calendar quarter of 2006. The restricted common stock issued to HelloSoft was valued at $296,667 and recorded as research and development expense. When HelloSoft commences Phase III, the Company will issue to them $175,000 worth of restricted common stock, and the other $175,000 will be paid to them in cash when they complete Phase III. Phase III will be deemed complete when HelloSoft releases the E30 Rel. 1.5 to the Company. The Company projects that this also will occur in the second calendar quarter of 2006.

On November 3, 2003 and January 24, 2006, the Company and HelloSoft, Inc. entered into further amendments to the Original Agreement. Pursuant to the amendments, the Company agreed to pay HelloSoft an aggregate of $80,000 in cash, and the parties agreed upon certain additions to the development services to be performed by HelloSoft pursuant to the Original Agreement, as amended. $60,000 was paid to HelloSoft during the three months ended January 31, 2006 and $20,000 was accrued and is payable to HelloSoft as of January 31, 2006.

NOTE 11 - SEGMENT INFORMATION

Summarized financial information concerning the Company's reportable segments is shown in the following table:

For the Three Months Ended January 31, 2006

                                   Telecommunications     Entertainment
                                        Business             Business       Unallocable      Totals
                                 ----------------------------------------------------------------------
Net Sales - domestic             $            --         $      6,234     $          --    $      6,234
                                 ======================================================================

Net Sales - foreign              $            --         $     33,942     $          --    $     33,942
                                 ======================================================================

Operating income (loss)          $      (103,315)        $     36,291     $    (887,611)   $   (954,635)
                                 ======================================================================

Depreciation and amortization    $       103,315         $         --     $          --    $    103,315
                                 ======================================================================
Total Identifiable Assets at
    January 31, 2006             $     5,822,447         $         --     $     395,953    $  6,218,400
                                 ======================================================================

For the Three Months Ended January 31, 2005

                                   Telecommunications     Entertainment
                                        Business             Business       Unallocable      Totals
                                 ----------------------------------------------------------------------
Net Sales - domestic             $            --         $      2,501     $          --    $      2,501
                                 ======================================================================

Net Sales - foreign              $            --         $      6,300     $          --    $      6,300
                                 ======================================================================

Operating income (loss)          $        (1,159)        $     (3,716)    $    (596,946)   $   (601,821)
                                 ======================================================================

Depreciation and amortization    $         1,159         $      3,009     $          --    $      4,168
                                 ======================================================================
Total Identifiable Assets at
    January 31, 2005             $     5,966,529         $  1,015,097     $     149,899    $  7,131,525
                                 ======================================================================

                                                   21

NOTE 12 - SUBSEQUENT EVENTS

EQUITY TRANSACTIONS
-------------------
In February 2006:

(i) 22,311,367 shares of common stock were issued upon conversion of May 2005 Debentures with a principal amount of $453,350 and interest of $1,833;

(ii) options to purchase 2,000,000 shares of common stock were granted to directors. These options were valued at approximately $85,000 and have a 10 year term, an exercise price of $0.0319 per share, and vest in May 2006;

(iii)options to purchase 2,000,000 shares of common stock were granted to a service provider. These options were valued at approximately $85,000 and have a 10 year term, an exercise price of $0.0319 per share, and vested on March 1, 2006;

(iv) options to purchase 100,000 shares of common stock were granted to an employee. These options were valued at approximately $17,000 and have a 10 year term, an exercise price of $0.08 per share, and vest on a straight-line basis over three years;

(v) 12,064,494 shares of common stock were issued in exchange for the return and cancellation of notes payable with a principal amount of $700,337 and interest of $144,178;

(vi) 5,656,108 shares of common stock were issued upon exercise of warrants resulting in gross proceeds of $282,805;

In March 2006:

(i) 5,714,516 shares of common stock were issued upon exercise of warrants resulting in gross proceeds of $285,726; and

(ii) 11,000,000 shares of restricted common stock were issued to consultants for services valued at $1,870,000.

CONVERTIBLE PROMISSORY NOTE
---------------------------
On March 7, 2006, the Company issued a convertible promissory note in the principal amount of $301,197 to the Company's executive vice president. The note replaces a promissory note in the principal amount of $383,911, dated March 25, 2005, which had a remaining balance due of $88,747, and also includes $212,450 owed for deferred compensation.

The note bears interest at the rate of 8% per annum and is due on the earlier of March 3, 2008 or the date on which the holder's employment is terminated by the Company.

The note is convertible, at the holder's option, into shares of the Company's common stock at a conversion price per share equal to the closing price of the common stock on the Over-the-Counter Bulletin Board on the date of conversion. The holder has certain registration rights set forth in the note.

TECHNOLOGY LICENSE AGREEMENT
----------------------------
On February 6, 2006, the Company entered into a technology license agreement with HelloSoft. Under the agreement, the Company has obtained a license to include HelloSoft's integrated VoIP software suite in the Company's E30 semiconductor. In exchange for this license, the Company has agreed to pay HelloSoft a license fee and certain royalties based on its sales of products including the licensed technology.

AMENDMENTS TO INVESTOR AND COMPENSATION WARRANTS
------------------------------------------------
On February 21, 2006, the Company and certain holders of Investor and Compensation Warrants entered into an amendment (the "Warrant Amendment") to the terms of their warrants.

The Investor and Compensation Warrants were issued by the Company to the buyers of the Company's 2005 Debentures and to a finder in connection with the same transaction. Warrants for 12,443,442 shares were exercisable at a per share exercise price of $0.1547, and warrants for 27,149,316 shares were exercisable at a per share exercise price of $0.3094.

------------------------------------------------------------
Pursuant to the Warrant Amendment, the Company and certain holders of the Investor and Compensation Warrants agreed to temporarily reduce the exercise price of the Investor and Compensation Warrants to $0.05 per share for a period beginning February 21, 2006 and ending at midnight, New York City time on March 10, 2006 (the "New Price Exercise Period"). The warrant holders that are parties to the Warrant Amendment may, but are not required to, exercise all or any portion of their Investor and Compensation Warrants at a per share price of $0.05 at any time during the New Price Exercise Period, but cannot do so by means of a cashless exercise. This reduction in the exercise price of the Investor and Compensation Warrants expired on March 10, 2006. During the New Price Exercise Period, holders of the Investor and Compensation Warrants exercised warrants to purchase 11,370,624 shares of common stock at the reduced exercise price of $0.05 per share, resulting in gross proceeds to the Company of $568,531.

Any shares of common stock issued with any exercise of an Investor or Compensation Warrant to a holder of the Investor or Compensation Warrant who or which executed the Warrant Amendment, whether during the New Price Exercise Period (on the terms contemplated in the Warrant Amendment) or thereafter (on the original terms provided in the Investor and Compensation Warrants) shall be restricted common stock, but shall have the registration rights provided in the Warrant Amendment. Except as expressly provided in the Warrant Amendment, the terms and conditions of the Investor and Compensation Warrants and any related registration rights agreement shall be unchanged and remain in full force and effect. In addition, the warrant holders agreed to waive any claims arising out of or relating to the failure, if any, to have available registered Warrant Shares, as defined in the Investor and Compensation Warrants, prior to the New Required Effective Date (as defined below).

The Company agreed to include the shares of common stock purchased by an Investor or Compensation Warrant holder through the exercise of each Investor or Compensation Warrant (whether or not pursuant to the terms of the Warrant Amendment) in a registration statement to be filed by the Company with the Securities and Exchange Commission (the "SEC") no later than the earlier of the date the Company files its next registration statement with the SEC (other than on Form S-8 or S-4) for the sale of shares by the Company or other selling stockholders, or May 1, 2006. The term "New Required Effective Date" means the date which is the later of 120 days from the expiration of the New Price Exercise Period, or sixty days after the filing of such registration statement; provided, however, that in no event shall such date be later than the required effective date contemplated by the terms of any new transaction consummated by the Company after February 21, 2006, where the shares of common stock issued or issuable to the investors in such transaction are included in a registration statement that is required to be made effective by a stated date.

2006 DEBENTURES
---------------

On March 10, 2006, the Company raised gross proceeds of $6.0 million from the private placement to 17 institutional and individual investors (the "Investors") of its two-year 7% Senior Secured Convertible Debentures (the "2006 Debentures"). Of this amount, $3.0 million was delivered by the Company to a security agent, acting on behalf of the Investors (the "Security Deposit"), to secure certain obligations of the Company to the Investors if the Company does not file an amendment, with the approval of the Company's shareholders, to its charter documents to reflect the increase in the Company's authorized common stock from 500 million to 900 million shares (the "Authorized Share Increase"). The Company will be obligated to prepay $3 million of the Debentures (plus accrued interest) if evidence of the Authorized Share Increase is not provided by the Company to a designated party by the close of business on April 28, 2006. If, however, the Company provides such evidence by then, the $3.0 million Security Deposit will be released to the Company, and it will not have to prepay such principal amount of the Debentures. The Company intends to submit the proposal to approve this increase to its shareholders at the Company's upcoming annual shareholders meeting.

In connection with the issuance of the 2006 Debentures, the Company issued to the Investors warrants to purchase 70,955,548 shares of the Company's common stock at an exercise price of $0.15 per share (subject to adjustments for stock splits, stock dividends, recapitalizations, mergers, spin-offs, and certain other transactions). If the Company is required to prepay $3 million of the 2006 Debentures as described in the preceding paragraph, the Investors will return one-half of such Warrants to the Company. The warrants are exerciseable until the end of the month in which the third anniversary of the registration statement (as defined below) occurs.

---------------------------
On March 10, 2006, after taking into account the $3.0 million Security Deposit, the Company received net proceeds of approximately $1.8 million from the proceeds of the 2006 Debentures, after the payment of offering related fees and expenses and after the repayment in full of bridge loans, made in December 2005 and January 2006, in the aggregate amount of $810,000.

The 2006 Debentures are convertible into shares of common stock at the holder's option at any time on or after the earlier of (i) the 65th day following issuance or (ii) the effective date of the registration statement, with the conversion price for any such conversion equal to the lower of (x) 70% of the volume weighted average price ("VWAP") of the common stock for the twenty days ending on the trading day immediately preceding the conversion date or (y) if the Company enters into certain financing transactions, the lowest purchase price or conversion price applicable to that transaction. The conversion price is subject to adjustment.

Interest on the 2006 Debentures accrues at the rate of 7% per annum, payable upon conversion or semi-annually (June 30 and December 31 of each year) or upon maturity, whichever occurs first, and will continue to accrue until the 2006 Debentures are fully converted and/or paid in full. Interest is payable, at the option of the Company, either (i) in cash, or (2) in shares of common stock at the then applicable conversion price.

To secure the Company's obligations under the 2006 Debentures, the Company has granted a security interest in substantially all of its assets, including without limitation, its intellectual property, in favor of the Investors. The security interest terminates upon the earlier of (i) the date on which less than one-fourth of the original principal amount of the March 2006 Debentures issued on the Closing Date are outstanding or (ii) payment or satisfaction of all of the Company's obligations under the Securities Purchase Agreement.

The Company has undertaken to file, within 45 days after the Closing Date or two days after the next shareholders meeting, whichever is later, but in no event later than April 28, 2006, a registration statement covering the common stock underlying the 2006 Debentures and the warrants.

In connection with the placement of the March 2006 Debentures, a placement agent will receive a placement agent fee equal to (i) 10% of the aggregate purchase price (i.e., $600,000, one-half of which was paid at the initial closing and the remainder of which will be paid if the second $3.0 million is released to the Company), (ii) 10% of the proceeds realized in the future from exercise of warrants issued to the Investors, (iii) warrants to purchase an aggregate of 7,095,556 shares of common stock having an initial exercise price equal to $0.1693 per share, and (iv) warrants to purchase an aggregate of 7,095,556 shares of common stock having an initial exercise price equal to $0.15 per share. The exercise price of the placement agent warrants is subject to adjustments for stock splits, stock dividends, recapitalizations, mergers, spin-offs, and certain other transactions.

The gross proceeds of the 2006 Debentures are recorded as a liability net of a debt discount consisting of the fair values attributed to the Investor's warrants and to the embedded conversion option in accordance with EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" and EITF issue No. 05-04, view C "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument".

Due to certain factors, including an uncapped liquidated damages provision in the registration rights agreement and an indeterminate amount of shares to be issued upon conversion of the debentures, the Company separately values and accounts for the embedded conversion option related to the 2006 Debentures, the registration rights and the Investor Warrants as derivative liabilities.

The fair value of the placement agent's warrants is recorded as a deferred financing cost and is being charged to interest expense over the term of the 2006 Debentures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We urge you to read the following discussion in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere herein.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Our prospects are subject to uncertainties and risks. In this Quarterly Report on Form 10-QSB, we make forward-looking statements in this Item 3 and elsewhere that also involve substantial uncertainties and risks. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based upon information available to us at the date of this report. in some cases, you can identify these statements by words such as "if," "may," "might," "will, "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

We caution readers that forward-looking statements are predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements as a result of a number of factors, including but not limited to the risks and uncertainties discussed in our other filings with the SEC. We undertake no obligation to revise or update any forward-looking statement for any reason.

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

In April 2000, our NV Entertainment subsidiary entered into a joint venture production agreement to produce a feature length film, "Step into Liquid" (the "Film"). We own a 50% interest in the joint venture. The financial condition and results of operations of the joint venture are consolidated with our financial condition and results of operations on the accompanying condensed consolidated financial statements. The Film was released to theaters in the United States in 2003 and is currently in foreign and DVD distribution. During the three months ended January 31, 2006 and 2005, we received revenues of $40,176 and $8,801, respectively, from the Film. As a result of impairment reviews during the years ended December 31, 2005 and 2004, the Company reduced the carrying value of the Film to $0 on our balance sheet. We do not intend to make further investment in our entertainment business.

CRITICAL ACCOUNTING POLICIES

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our estimates are based on historical experience, other information that is currently available to us and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and the variances could be material.

Our critical accounting policies are those that affect our condensed consolidated Financial statements materially and involve difficult, subjective or complex judgments by management. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

STOCK-BASED COMPENSATION

On November 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning on November 1, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We early adopted SFAS 123(R) using the modified prospective transition method, as of November 1, 2005, the first day of our fiscal year 2006. Our condensed consolidated financial statements as of and for the three months ended January 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Stock-based compensation expense recognized under SFAS 123(R) related to employee stock options was $69,037 for the three months ended January 31, 2006. Stock based-compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 was $247,057 for the three months ended January 31, 2006. Stock-based compensation expense recognized for non-employees under other accounting standards was $22,908 for the three months ended January 31, 2006.

There was no stock-based compensation expense related to employee stock options under other accounting standards for the three months ended January 31, 2005. Stock based-compensation expense recognized for non-employees under other accounting standards was $279,548 for the three months ended January 31, 2005.

Stock-based compensation expense recognized in our condensed consolidated statement of operations for the three months ended January 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to October 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We have continued to attribute the value of stock-based compensation to expense on the straight-line single option method.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended January 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

REVENUE RECOGNITION

We recognize revenue from the sale of our semiconductor products when evidence of an arrangement exists, the sales price is determinable or fixed, legal title and risk of loss has passed to the customer, which is generally upon shipment of our products to our customers, and collection of the resulting receivable is probable. To date we have not recognized any revenues related to the sale of our semiconductor products.

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

FILM IN DISTRIBUTION

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

In addition, SOP 00-2 also requires that if an event or change in circumstances indicates that an entity should assess whether the fair value of a film is less than its unamortized film costs, then an entity should determine the fair value of the film and write-off to the statement of operations the amount by which the unamortized film costs exceeds the film's fair value. As a result of impairment reviews during the years ended December 31, 2005 and 2004, we wrote down the carrying value attributed to the Film to $0.

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

Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization is provided on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product. The estimated useful life of our existing product is seven years.

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

We have commenced amortization of capitalized software development costs during the three months ended January 31, 2006 and recorded amortization expense of $102,696 during that period.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2006 AND THE THREE MONTHS ENDED JANUARY 31, 2005

REVENUES. Revenues for the three months ended January 31, 2006 were $40,176. Of this amount, $6,234 was in the form of guarantee and/or license payments related to the U.S. distribution of the Film and $33,942 was related to foreign distribution of the Film. Revenues for the three months ended January 31, 2005 were $8,801 from our Entertainment Business. No revenues were recorded in connection with our semiconductor business during the three months ended January 31, 2006 and 2005.

OPERATING EXPENSES. Operating expenses included cost of sales, amortization of technology license and capitalized software development fee, research and development expenses in connection with the semiconductor business, and selling, general and administrative expenses.

Total operating expenses increased 63% or $384,188 to $994,811 for the three months ended January 31, 2006 from $610,823 for the three months ended January 31, 2005. Cost of sales for the three months ended January 31, 2005 represents the amortization of film cost for the Film. The decrease for the three months ended January 31, 2006 was a result of the impairment of the Film costs in 2005 which reduced the carrying value of the Film costs to $0.

Amortization of technology license and capitalized software development fee increased by 100% or $102,696 due to the commencement of amortization related to the market release of the E30 (Release 1.3) to prospective customers for evaluation and testing during December 2005. No amortization was recorded prior to this period.

Research and development expenses increased $77,991 for the three months ended January 31, 2006, principally as the result of additional payments made to HelloSoft, Inc. ("HelloSoft") in accordance with the terms of our services agreement, as amended. Selling, general and administrative expenses increased 35% or $210,126 to $807,071 primarily as a result of an increase in professional fees and stock based compensation related to options granted to key employees and an advisory board member.

OTHER (INCOME) EXPENSES. Other expenses included interest expense and amortization of deferred financing costs. Interest expense increased $966,173 primarily as a result of issuing $3,500,000 of convertible debentures in May 2005
(the "2005 debentures") as well as the increase in amortization of debt discount. Amortization of deferred financing costs increased to $243,967 from $24,619 as a result of the additional deferred financing costs primarily related to the issuance of the 2005 debentures. Both the amortization of debt discount, which is included in interest expense, and the amortization of deferred financing costs, increased significantly due to the increase in conversions of convertible debentures into common stock. Upon conversion or repayment of debt prior to its maturity date, a pro-rata share of debt discount and deferred financing costs are written off and recorded as expense.

Other income in the three months ended January 31, 2006 included a gain on the forgiveness of principal and interest on a promissory note to Zaiq Technologies, Inc. of $1,169,820.

NET LOSS. For the three months ended January 31, 2006 our net loss increased 41% or $368,514 to $1,273,738 from $905,224 as the result of higher interest costs, higher amortization of deferred financing costs, higher selling, general, and administrative expense, and higher research and development expenses, partially offset by an increase in revenues and the gain on the forgiveness of principal and interest on the promissory note to Zaiq Technologies, Inc. discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $2,301,686 at March 13, 2006, $355,853 at January 31, 2006 and $373,481 at October 31, 2005.

Net cash used in operating activities was $467,047 for the three months ended January 31, 2006, compared to $462,489 for the three months ended January 31, 2005. The increase in cash used in operations was principally the result of the following items:

         o an increase in the net loss, which was $1,273,738, compared with $905,224 for the three months ended January 31, 2005; and

         o an increase for the three months ended January 31, 2006 of accounts payable and accrued liabilities of $92,877, compared to a decrease of accounts payable and accrued liabilities for the three months ended January 31, 2005 of $101,440, resulting in a net decrease in cash used of $194,317;

         impacted by the following non-cash items:

         o increased amortization of deferred financing costs, which were $243,967 for the three months ended January 31, 2006, compared to $24,619 for the three months ended January 31, 2005, principally due to increased conversions of the May 2005 debentures;

         o increased amortization of debt discount on notes, which was $1,193,195 for the three months ended January 31, 2006, compared to $225,503 for the three months ended January 31, 2005, principally due to increased conversions of the May 2005 debentures;

         o increased amortization of technology license and capitalized software development fee, which was $102,696 for the three months ended January 31, 2006, compared to $0 for the three months ended January 31, 2005, due to the commencement of amortization related to the market release of the E30 (Release 1.3) to prospective customers for evaluation and testing;

         o gain on forgiveness of principal and interest on the promissory note to Zaiq Technologies, Inc. of $1,169,820 during the three months ended January 31, 2006; and

         o increased stock-based compensation expense, which was $339,002 for the three months ended January 31, 2006 compared to $279,548 for the three months ended January 31, 2005.

We did not use cash for investing activities during either the three months ended January 31, 2006 or January 31, 2005.

Net cash provided by financing activities was $449,419 in the three months ended January 31, 2006 compared to $472,871 for the three months ended January 31, 2005. Net cash provided by financing activities in the three months ended January 31, 2006 was the result of proceeds from notes payable of $750,000 offset by capitalized financing costs of $82,500, total payments of $129,789 in connection with the cancellation of the promissory note to Zaiq Technologies, Inc. and the repurchase of common stock previously issued to Zaiq Technologies, Inc., and repayments of convertible notes payable of $88,292.

Net cash provided by financing activities for the three months ended January 31, 2005 was the result of proceeds from the issuance of common stock in the amount of $212,900 and proceeds from notes payable of $300,000, offset by capitalized financing costs of $33,029, and repayments of convertible notes payable of $7,000.

Our liquidity improved significantly as a result of a series of transactions completed subsequent to January 31, 2006.

First, as described in Note 12 to the accompanying condensed consolidated financial statements, we raised gross proceeds of $6.0 million in March 2006 from the private placement to 17 institutional and individual investors of our two-year 7% Senior Secured Convertible Debentures (the "2006 Debentures"). Of this amount, $3.0 million is being held by a security agent, acting on behalf of the investors (the "Security Deposit"). This amount will be released to us if we file an amendment to our charter documents to reflect an increase in our authorized common stock from 500 million to 900 million shares (the "Authorized Share Increase") and provide evidence of such amendment by April 28, 2006. If we fail to do so, we are obligated to prepay $3 million of the Debentures (plus accrued interest). After taking into account the $3.0 million Security Deposit, we received net proceeds of approximately $1.8 million from the proceeds of the 2006 Debentures, after the payment of offering related fees and expenses and after the repayment in full of bridge loans, made in December 2005 and January 2006, in the aggregate amount of $810,000.

Second, we received approximately $570,000 from the exercise of warrants to purchase 11,370,624 shares of our common stock.

Third, we reduced our current liabilities by approximately $845,000 by issuing 12,064,494 shares of restricted common stock to several holders of notes payable.

Without taking into account the Security Deposit, these transactions increased our working capital by over $3.2 million.

Since inception, we have funded our operations primarily through the issuance of our common stock and debt securities. Our recent financings are discussed below.

In December 2005 and January 2006, we entered into secured bridge loan agreements with a third party pursuant to which we borrowed $750,000 from the lender. After payment of due diligence fees and transaction related fees and expenses, we received net proceeds of $672,470. An amount equal to 108% of the principal amount of the loans is due and payable on the earlier of May 25, 2006 or the date we effect a financing transaction or series of transactions resulting in gross proceeds to us of at least $2,000,000. We repaid the loans in their entirety from the proceeds of the 2006 Debentures.

In May 2005, we sold $3,500,000 in aggregate principal amount of our Senior Secured 7% convertible debentures and warrants, receiving net proceeds of approximately $3.11 million after the payment of offering related costs. As of January 31, 2006, $3,101,121 of principal amount and interest of the 2005 Debentures had been converted into 147,468,595 shares of our common stock and there was $504,987 of principal amount of the 2005 Debentures outstanding. As of March 13, 2006, as a result of additional conversions, $51,650 principal amount of the 2005 Debentures was outstanding. The 2005 Debentures mature in May 2008.

In December 2003, April 2004 and May 2004, we raised net proceeds of approximately $1,024,000 from the private placement to certain private and institutional investors of our three year 7% Convertible Debentures. $125,000 of principal issued in December 2003 was outstanding as of January 31, 2006 and matures in December 2006.

As of March 13, 2006, we had cash balances of approximately $2.3 million. Although management believes funds on hand will enable us to meet our liquidity needs for at least the next 12 months, we will need to raise additional funds to fulfill our business plan and to meet our future operating requirements, prior to the receipt of revenues from our semiconductor business.

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

Additional equity financings are likely to be dilutive to existing holders of our Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

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

In June 2005, the FASB ratified EITF Issue No. 05-2, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'" ("EITF No. 05-2"), which addresses when a convertible debt instrument should be considered 'conventional' for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument's economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. We have applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations, or cash flows.

EITF Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'" ("EITF No. 05-4") addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. In May 2005, we entered into a private placement agreement for convertible debentures, a registration rights agreement and warrants in connection with the private placement. Based on the interpretive guidance in EITF Issue No. 05-4, view C, due to certain factors, including an uncapped liquidated damages provision in the registration rights agreement, we determined that the embedded conversion option related to these convertible debentures and the registration rights are derivative liabilities. Accordingly, the fair value of the embedded conversion option of $1,500,000 was recorded as a liability as of the closing of the sale of these convertible debentures. Due to various factors, including substantial conversions of these convertible debentures and the registration statement becoming effective on August 1, 2005, the value of the registration rights was deemed to be de minimus.

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

In February 2006, the FASB published Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments- an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The requirements in SFAS 155 are effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this pronouncement is not expected to have an impact on our consolidated financial position, results of operations, or cash flows.


ITEM 3. CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of this report. The Chief Executive Officer and Chief Financial Officer has concluded based upon his evaluation that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

         Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a significant deficiency in the internal controls. In the past, management had decided that considering the employees involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management periodically reevaluates this situation. In light of the Company's receipt of additional financing in March 2006, it is the Company's intention over the next six months to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

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


CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the three months ended January 31, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits

4.1 Form of 7% Senior Secured Convertible Debenture, Series 06-01C, of the Company (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K filed with the Commission on March 13, 2006 (the "March 13, 2006 8-K")

4.2 Amendment to Class 2005-A, -B, and -C Common Stock Purchase Warrants, dated as of February 21, 2006, among the Company and the Warrant holders that are parties thereto (incorporated by reference to Exhibit
         4.1 of the Company's Report on Form 8-K filed with the Commission on March 8, 2006)

10.1 Amendment 3.0 to the Services Agreement dated as of November 3, 2005 between the Company and HelloSoft, Inc. (Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission) (incorporated by reference to Exhibit 10.40 of the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005 (the "2005 10-KSB"))

10.2 Letter Agreement dated as of December 16, 2005 between the Company and Zaiq Technologies, Inc. (incorporated by reference to Exhibit 10.41 of the Company's 2005 10-KSB)

10.3 Bridge Loan Agreement between the Company and Double U Master Fund, L.P. dated January 24, 2006 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed with the Commission on January 30, 2006 (the "January 30, 2006 8-K"))

10.4 Form of Note issued in connection with the Bridge Loan Agreement (incorporated by reference to Exhibit 10.2 of the Company's January 30, 2006 8-K)

10.5 Form of Warrant issued in connection with the Bridge Loan Agreement (incorporated by reference to Exhibit 10.3 of the Company's January 30, 2006 8-K)

10.6 Security Interest Agreement, dated as of January 24, 2006 among the Company, Double U Master Fund, L.P. (the "Secured Party") and Krieger & Prager, LLP, as agent for the Secured Party (incorporated by reference to Exhibit 10.4 of the Company's January 30, 2006 8-K)

10.7 Stock Option Agreement dated January 26, 2006 between the Company and Brad Ketch (incorporated by reference to Exhibit 10.42 of the Company's 2005 10-KSB) (1)

10.8 Stock Option Agreement dated January 26, 2006 between the Company and Ray Willenberg, Jr. (incorporated by reference to Exhibit 10.43 of the Company's 2005 10-KSB) (1)

10.9 Stock Option Agreement dated January 26, 2006 between the Company and Walter Chen (incorporated by reference to Exhibit 10.43 of the Company's 2005 10-KSB)

10.10 License Agreement dated as of February 6, 2006 between the Company and HelloSoft, Inc. (Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission)*

10.11 Stock Option Agreement dated February 16, 2006 between the Company and Davis Munck Butrus, P.C.*

10.12 Stock Option Agreement dated February 16, 2006 between the Company and Jack Peckham* (1)

10.13 Stock Option Agreement dated February 16, 2006 between the Company and Thomas Cooper* (1)

10.14 Form of Securities Purchase Agreement, dated as of March 6, 2006, between the Company and the investors named therein (incorporated by reference to Exhibit 10.1 of the Company's March 13, 2006 8-K)

10.15 Form of Warrant issued in connection with the Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 of the Company's March 13, 2006 8-K)

10.16 Form of Security Interest Agreement, dated as of March 6, 2006, among the Company, the Secured Parties named therein, and Krieger & Prager, LLP, as agent for the Secured Parties (incorporated by reference to Exhibit 10.3 of the Company's March 13, 2006 8-K)

10.17 Form of Registration Rights Agreement, dated as of March 6, 2006, between the Company and the investors named therein (incorporated by reference to Exhibit 10.4 of the Company's March 13, 2006 8-K)

10.18 Placement Agency Agreement, dated as of March 3, 2006, between the Company and Pond Equities (incorporated by reference to Exhibit 10.5 of the Company's March 13, 2006 8-K)

10.19 Employment Agreement between the Company and Ray Willenberg, Jr. dated as of March 7, 2006 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed with the Commission on March 15, 2006 (the "March 15, 2006 8-K")) (1)

10.20 Convertible Promissory Note dated March 1, 2006 by the Company in favor of Ray Willenberg, Jr. (incorporated by reference to Exhibit 10.2 of the Company's March 15, 2006 8-K)

10.21 Consulting Agreement between the Company and LF Technology Group, LLC dated March 7, 2006 (incorporated by reference to Exhibit 10.3 of the Company's March 15, 2006 8-K)

10.22 Consulting Agreement between the Company and Starburst Innovations, LLC dated March 7, 2006 (incorporated by reference to Exhibit 10.4 of the Company's March 15, 2006 8-K)

10.23 Consulting Agreement between the Company and Advisor Associates, Inc. dated March 8, 2006 (incorporated by reference to Exhibit 10.5 of the Company's March 15, 2006 8-K)

31.1     Rule 13a-14(a)/15d-14(a) Certification*

32.1     Section 1350 Certification*


* Filed herewith.


 (1) Signifies a management agreement or compensatory plan or arrangement.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RIM SEMICONDUCTOR COMPANY


DATED: March 17, 2006                     BY: /S/ BRAD KETCH
                                              ----------------------------------
                                          BRAD KETCH
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                          (PRINCIPAL EXECUTIVE, FINANCIAL AND
                                          ACCOUNTING OFFICER AND AUTHORIZED
                                          SIGNATORY)