Form 10QSB
period 2006-04-30
Rim Semiconductor CO
filed 2006-06-14
CIK 1026595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

COMMISSION FILE NUMBER 0-21785

RIM SEMICONDUCTOR COMPANY

(Exact name of small business issuer as specified in its charter)

UTAH (State or other jurisdiction of incorporation or organization)	95-4545704 (I.R.S. Employer identification no.)

305 NE 102ND AVENUE, SUITE 105 PORTLAND, OREGON 97220 (Address of principal executive offices)	(503) 257-6700 (Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

The number of shares of the issuer’s Common Stock, par value $.001 per share, outstanding as of June 12, 2006, was 323,042,763.

Transitional Small Business Disclosure Format (Check one) Yes ☐  No ☒

FORM 10-QSB

RIM SEMICONDUCTOR COMPANY

APRIL 30, 2006

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS

April 30, 2006
Current Assets:
Cash	$4,007,470
Other current assets	43,872

TOTAL CURRENT ASSETS	4,051,342

Property and equipment (net of accumulated depreciation of $2,477)	13,182
Technology license and capitalized software development fee (net of accumulated amortization of $315,232)	5,735,768
Deferred financing costs (net of accumulated amortization of $1,249,428)	2,292,390
Other assets	9,854

TOTAL ASSETS	$12,102,536

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Convertible notes payable	$525,000
Convertible debentures (net of debt discount of $24,136)	100,864
Conversion option liability	2,588,813
Account payable and accrued expenses	785,473

TOTAL CURRENT LIABILITIES	4,000,150

Long-term portion of convertible debentures (net of debt discount of $4,732,137)	1,308,427

TOTAL LIABILITIES	5,308,577

Commitments, Contingencies and Other Matters

Stockholders’ Equity:
Preferred stock - $0.01 par value; 15,000,000 shares authorized; -0- shares issued and outstanding	—
Common stock - $0.001 par value; 900,000,000 shares authorized; 323,542,617 shares issued and 323,042,763 shares outstanding	323,543
Treasury stock - 499,854 shares at cost	(7,498)
Additional paid-in capital	75,096,501
Unearned compensation	(1,687,796)
Accumulated deficit	(66,930,791)

TOTAL STOCKHOLDERS’ EQUITY	6,793,959

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,102,536

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended April 30,
	2006	2005

REVENUES	$58,874	$16,198

OPERATING EXPENSES:
Cost of sales	—	11,945
Amortization of technology license and capitalized
software development fee	315,232	—
Research and development expenses (including
stock based compensation of $26,860 and
$0, respectively)	137,600	7,053
Selling, general and administrative expenses
(including stock based compensation of $983,710
and $888,930, respectively)	2,356,072	1,571,334

TOTAL OPERATING EXPENSES	2,808,904	1,590,332

OPERATING LOSS	(2,750,030)	(1,574,134)

OTHER (INCOME) EXPENSES:
Interest expense	2,223,816	639,646
Amortization of deferred financing costs	568,819	53,109
Gain on forgiveness of principal and interest
on Zaiq Note	(1,169,820)	—
Gain on sale of property and equipment	—	(20,000)
Gain on exchange of Redeemable Series B Preferred
Stock into common stock	—	(55,814)
Loss on exchange of notes payable into common stock	446,386	—
Other	(3,000)	(28,506)

TOTAL OTHER (INCOME) EXPENSES	2,066,201	588,435

NET LOSS	$(4,816,231)	$(2,162,569)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	267,242,791	93,198,867

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended April 30,
	2006	2005

REVENUES	$18,698	$7,397

OPERATING EXPENSES:
Cost of sales	—	5,320
Amortization of technology license and capitalized
software development fee	212,536	—
Research and development expenses (including
stock based compensation of $5,044 and
$0, respectively)	52,556	—
Selling, general and administrative expenses
(including stock based compensation of $333,958
and $609,381, respectively)	1,549,001	974,388

TOTAL OPERATING EXPENSES	1,814,093	979,708

OPERATING LOSS	(1,795,395)	(972,311)

OTHER (INCOME) EXPENSES:
Interest expense	978,860	360,864
Amortization of deferred financing costs	324,852	28,490
Gain on sale of property and equipment	—	(20,000)
Gain on exchange of Redeemable Series B Preferred
Stock into common stock	—	(55,814)
Loss on exchange of notes payable into common stock	446,386	—
Other	(3,000)	(28,506)

TOTAL OTHER (INCOME) EXPENSES	1,747,098	285,034

NET LOSS	$(3,542,493)	$(1,257,345)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	306,633,326	99,061,445

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED APRIL 30, 2006
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at October 31, 2005	184,901,320	$184,902	—	—	$63,679,065	$(22,771)	$(62,114,560)	$1,726,636

Repurchase of common stock for cash	—	—	(499,854)	$(7,498)	—	—	—	(7,498)
Issuance of common stock under consulting agreements	11,000,000	11,000	—	—	1,859,000	(1,870,000)	—	—
Issuance of common stock for conversion of convertible deben- tures and accrued interest	104,170,465	104,170	—	—	1,743,155	—	—	1,847,325
Issuance of common stock for convertible notes payable and accrued interest	35,714	36	—	—	14,964	—	—	15,000
Issuance of common stock for notes payable and accrued interest	12,064,494	12,064	—	—	1,278,837	—	—	1,290,901
Issuance of common stock upon exercise of warrants	11,370,624	11,371	—	—	557,160	—	—	568,531
Stock options issued to key employees and advisory board member	—	—	—	—	805,595	(805,595)	—	—
Warrants issued with notes payable	—	—	—	—	120,000	—	—	120,000
Warrants issued with convertible debentures	—	—	—	—	2,485,490	—	—	2,485,490
Warrants issued to placement agent	—	—	—	—	1,792,452	—	—	1,792,452
Reclassification of conversion option liability	—	—	—	—	760,783	—	—	760,783
Amortization of unearned compensation expense	—	—	—	—	—	1,010,570	—	1,010,570
Net loss	—	—	—	—	—	—	(4,816,231)	(4,816,231)

Balance at April 30, 2006	323,542,617	$323,543	(499,854)	$(7,498)	$75,096,501	$(1,687,796)	$(66,930,791)	$6,793,959

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended April 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,816,231)	$(2,162,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting fees and other compensatory elements of stock issuances	1,010,570	888,930
Loss on exchange of notes payable into common stock	446,386	—
Gain on forgiveness of principal and interest on Zaiq Note	(1,169,820)	—
Gain on sale of property and equipment	—	(20,000)
Gain on exchange of Redeemable Series B Preferred Stock into common stock	—	(55,814)
Other non-cash income	—	(33,514)
Amortization of deferred financing costs	568,819	53,109
Amortization of film in production costs	—	11,945
Amortization of debt discount on notes	2,103,107	520,169
Amortization of technology license and capitalized software development fee	315,232	—
Depreciation	1,239	7,095
Change in Assets (Increase) Decrease:
Other current assets	(9,841)	(898)
Other assets	370	(2,990)
Change in Liabilities Increase (Decrease):
Accounts payable and accrued expenses	199,687	(22,329)

NET CASH USED IN OPERATING ACTIVITIES	(1,350,482)	(816,866)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of technology license and development fee	(200,000)	—
Acquisition of property and equipment	(4,499)	—

NET CASH USED IN INVESTING ACTIVITIES	(204,499)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	800,100
Proceeds from exercise of warrants	568,531	—
Purchase of treasury stock	(7,498)	—
Proceeds from convertible debentures	6,000,000	—
Proceeds from notes payable	750,000	300,000
Capitalized financing costs	(742,450)	(33,029)
Repayments of notes payable	(944,291)	—
Repayments of convertible notes payable	(435,322)	(25,625)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,188,970	1,041,446

INCREASE IN CASH	3,633,989	224,580

CASH - BEGINNING OF PERIOD	373,481	127,811

CASH - ENDING OF PERIOD	$4,007,470	$352,391

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended April 30,
	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,158	$5,400

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for conversion of convertible debentures, convertible notes payable, notes payable and accrued interest	$3,153,226	$630,476

Common stock issued for consulting services	$1,870,000	$—

Value assigned to warrants issued in connection with notes payable	$120,000	$—

Value assigned to warrants issued to holders of 2006 Debentures	$2,485,490	$—

Value assigned to warrants issued to placement agents	$1,792,452	$—

Accounts payable and accrued expenses satisfied by issuance of common stock	$—	$71,911

Common stock issued for accrued liquidated damages	$—	$96,000

Accounts payable and accrued expenses converted to note payable	$—	$55,251

Deferred compensation converted to convertible note payable (See footnote 6(4))	$212,450	$383,911

Reclassification of conversion option liability to equity	$760,783	$—

Redeemable Series B Preferred Stock exchanged into notes payable	$—	$2,392,000

Redeemable Series B Preferred Stock (recorded at $800,000) exchanged into common stock	$—	$744,186

See notes to condensed consolidated financial statements.

NOTE 1 - PRINCIPLES OF CONSOLIDATION, BUSINESS AND CONTINUED OPERATIONS

The condensed consolidated financial statements include the accounts of Rim Semiconductor Company (formerly New Visual Corporation) and its wholly owned operating subsidiary, NV Entertainment, Inc. (“NV Entertainment” and collectively, the “Company”). Top Secret Productions, LLC is a 50% - owned subsidiary of NV Entertainment. All significant intercompany balances and transactions have been eliminated. The Company consolidates its 50% - owned subsidiary Top Secret Productions, LLC due to the Company’s control of management and financial matters of such entity.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the financial statements and notes related thereto included in the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005.

These results for the three months and six months ended April 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Rim Semiconductor Company was incorporated under the laws of the State of Utah on December 5, 1985. The Company operates in two business segments, the production of motion pictures, films and videos (“Entertainment Segment”) and the development of new semiconductor technologies (“Semiconductor Segment”). The Company’s Entertainment Segment is dependent on future revenues from the Company’s film “Step Into Liquid” (“Film”). The Semiconductor Segment is dependent on the Company’s ability to successfully commercialize its developed technology, and has generated no revenues to date. The Company’s first chipset was first made available to prospective customers for evaluation and testing during the three months ended January 31, 2006.

Through its subsidiary NV Entertainment the Company has operating revenues for its Entertainment Segment, but may continue to report operating losses for this segment. The Semiconductor Segment will have no operating revenues until successful commercialization of its developed technology, but will continue to incur substantial operating expenses, capitalized costs and operating losses.

Historically, the Company has experienced significant recurring net operating losses as well as negative cash flows from operations. The Company’s main source of liquidity has been equity and debt financing, which was used to fund historical losses from operating activities. Based on the Company’s current cash position, the Company believes it has sufficient cash to meet its funding needs through at least September 2007. The Company plans to increase its expenses above the current level in order to realize its business plans.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Film In Distribution

Statement of Position 00-2, Accounting by Producers or Distributors of Films (“SOP-00-2”) requires that film costs be capitalized and reported as a separate asset on the balance sheet. Film costs include all direct negative costs incurred in the production of a film, as well as allocations of production overhead and capitalized interest. Direct negative costs include cost of scenario, story, compensation of cast, directors, producers, writers, extras and staff, cost of set construction, wardrobe, accessories, sound synchronization, rental of facilities on location and post production costs. SOP-00-2 also requires that film costs be amortized and participation costs accrued, using the individual-film-forecast-computation method, which amortizes or accrues such costs in the same ratio that the current period actual revenue (numerator) bears to the estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year (denominator). The Company makes certain estimates and judgments of its future gross revenue to be received for the Film based on information received by its distributor, historical results and management’s knowledge of the industry. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions. A change to the estimate of gross revenues for the Film may result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period.

In addition, SOP-00-2 also requires that if an event or change in circumstances indicates that an entity should assess whether the fair value of a film is less than its unamortized film costs, then an entity should determine the fair value of the film and write-off to the statement of operations the amount by which the unamortized film costs exceeds the film’s fair value.

As a result of impairment reviews during the years ended October 31, 2005 and 2004, the Company wrote down the carrying value attributed to the Film to $0.

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

The Company recognizes film revenue from the distribution of its feature film and related products when earned and reasonably estimable in accordance with SOP 00-2. The following conditions must be met in order to recognize revenue in accordance with SOP 00-2:

•	persuasive evidence of a sale or licensing arrangement with a customer exists;
•	the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;
•	the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale;
•	the arrangement fee is fixed or determinable; and
•	collection of the arrangement fee is reasonably assured.

Under a rights agreement with Lions Gate Entertainment (“LGE”), the domestic distributor for its Film entitled “Step Into Liquid,” the Company shares with LGE in the profits of the Film after LGE recovers its marketing, distribution and other predefined costs and fees. The agreement provides for the payment of minimum guaranteed license fees, usually payable on delivery of the respective completed film, that are subject to further increase based on the actual distribution results in the respective territory.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development

Research and development costs are charged to expense as incurred. Amounts allocated to acquired-in-process research and development costs from business combinations are charged to earnings at the consummation of the acquisition.

Capitalized Software Development Costs

Capitalization of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company’s computer software is generally based upon achievement of a detail program design free of high-risk development issues and the completion of research and development on the product hardware in which it is to be used. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology.

Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization is provided on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product. The estimated useful life of the Company’s existing product is seven years.

The Company periodically performs reviews of the recoverability of such capitalized software development costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, the capitalized cost of each software product is then valued at the lower of its remaining unamortized costs or net realizable value.

No assurance can be given that such technology will receive market acceptance. Accordingly, it is possible that the carrying amount of the technology license may be reduced materially in the near future.

The Company had amortization expense of $212,536 and $315,232 for the three months and six months ended April 30, 2006, respectively, related to its capitalized software development costs. There was no amortization expense for the three months and six months ended April 30, 2005.

Loss Per Common Share

Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three months and six months ended April 30, 2006 and 2005, respectively, no effect has been given to outstanding options, warrants, convertible notes payable, or convertible debentures in the diluted computation, as their effect would be anti-dilutive.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

On November 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning on November 1, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company early adopted SFAS 123(R) using the modified prospective transition method, as of November 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s condensed consolidated financial statements as of and for the six months ended April 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in the Company’s condensed consolidated statement of operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the six months ended April 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to October 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company has continued to attribute the value of stock-based compensation to expense on the straight-line single option method.

Stock-based compensation expense recognized under SFAS 123(R) related to employee stock options was $378,802 and $447,839 for the three months and six months ended April 30, 2006, respectively. Stock based-compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 was $0 and $247,057 for the three months and six months ended April 30, 2006, respectively. Stock based-compensation expense recognized for non-employees under other accounting standards was $292,766 and $315,674 for the three months and six months ended April 30, 2006, respectively.

Stock-based compensation expense related to employee stock options under other accounting standards for the three months and six months ended April 30, 2005 was $20,915 and $20,915, respectively. Stock based-compensation expense recognized for non-employees under other accounting standards was $135,967 and $415,515 for the three months and six months ended April 30, 2005, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months and six months ended April 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro-forma information required under SFAS 123(R) for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Pro-Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

	For the Six Months Ended April 30, 2005	For the Three Months Ended April 30, 2005
Net loss, as reported	$(2,162,569)	$(1,257,345)

Add: Stock-based employee compensation expense included in reported net loss	20,915	20,915

Less: Total stock-based employee compensation expense determined under the fair value-based method of all awards	(190,788)	(190,788)

Net loss, pro-forma	$(2,332,442)	$(1,427,218)

Basic and Diluted Net Loss per Common Share:

As reported	$(0.02)	$(0.01)

Pro-forma	$(0.03)	$(0.01)

Impact of Recently Issued Accounting Standards

In June 2005, the FASB published Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will apply these requirements to any accounting changes after the implementation date.

The Emerging Issues Task Force (“EITF”) reached a tentative conclusion on EITF Issue No. 05-1, “Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer’s Exercise of a Call Option” that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer’s exercise of a call option pursuant to the original terms of the instrument. The application of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impact of Recently Issued Accounting Standards (Continued)

In June 2005, the FASB ratified EITF Issue No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’” (“EITF No. 05-2”), which addresses when a convertible debt instrument should be considered “conventional” for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’” (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. In March 2006 and May 2005, the Company entered into private placement agreements for convertible debentures, a registration rights agreement and warrants in connection with a private placement (see Note 7). Based on the interpretive guidance in EITF Issue No. 05-4, view C, due to certain factors, including an uncapped liquidated damages provision in the registration rights agreement, the Company determined that the embedded conversion option related to these convertible debentures and the registration rights are derivative liabilities. Accordingly, the fair value of the embedded conversion options was recorded as a liability as of the closing of the sale of these convertible debentures. Due to various factors, including substantial conversions of these convertible debentures and the registration statement becoming effective on August 1, 2005, the value of the registration rights was deemed to be de minimus.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impact of Recently Issued Accounting Standards (Continued)

In September 2005, the FASB ratified EITF Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” (“EITF No. 05-7”), which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). EITF No. 05-7 is effective for the first interim or annual reporting period beginning after December 15, 2005. The Company adopted EITF No. 05-7 as of the beginning of the Company’s interim reporting period that began on February 1, 2006. The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations, or cash flows.

In September 2005, the FASB ratified EITF Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (“EITF No. 05-8”), which addresses the treatment of convertible debt issued with a beneficial conversion feature as a temporary difference under the guidance in SFAS 109. In addition, deferred taxes recognized for a temporary difference of debt with a beneficial conversion feature should be recognized as an adjustment of additional paid-in capital. Entities should apply the guidance in EITF No. 05-8 in the first interim or annual reporting period that begins after December 15, 2005. Its provisions should be applied retrospectively under the guidance in SFAS 154 to all convertible debt instruments with a beneficial conversion feature accounted for under the guidance in EITF No. 00-27 “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.’” The Company has applied the requirements of EITF No. 05-8 to all previously existing convertible debt instruments with a beneficial conversion feature and will apply the requirements of EITF No. 05-8 for all new convertible debt instruments with a beneficial conversion feature. The application of this pronouncement for new convertible debt instruments with a beneficial conversion feature is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2006, the FASB published Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The requirements in SFAS 155 are effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 3 - FILM IN DISTRIBUTION

The Company recognized revenues of $18,698 and $58,874 for the three months and six months ended April 30, 2006, respectively. The Company recognized revenues of $7,397 and $16,198 for the three months and six months ended April 30, 2005, respectively. There was no amortization expense for the three months and six months ended April 30, 2006. The Company had amortization expense of $5,320 and $11,945 for the three months and six months ended April 30, 2005, respectively.

NOTE 4 - DEFERRED FINANCING COSTS

As of April 30, 2006, deferred financing costs consisted of costs incurred and warrants issued in connection with the sale of $6,000,000 of 2006 Debentures, $3,500,000 of 2005 Debentures, $1,350,000 of 7% convertible debentures, and promissory notes:

Deferred financing costs	$3,541,818
Less: accumulated amortization	(1,249,428)

Deferred financing costs, net	$2,292,390

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

For the three months and six months ended April 30, 2006, amortization of deferred financing costs was $324,852 and $568,819, respectively. For the three months and six months ended April 30, 2005, amortization of deferred financing costs was $28,490 and $53,109, respectively.

NOTE 5 - EXCHANGE AGREEMENT

In April 2005, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Zaiq Technologies, Inc. (“Zaiq”), pursuant to which the Company issued 4,651,163 shares of common stock with a value of $744,186 and a promissory note in the principal amount of $2,392,000 (the “Zaiq Note”) in exchange for the surrender by Zaiq of 3,192 shares of Redeemable Series B Preferred Stock. The fair value of the common stock and promissory note on the closing date was determined to be less than the aggregate liquidation preference of the Redeemable Series B Preferred Stock and accordingly, a gain of $55,814 was recognized during the year ended October 31, 2005.

On December 19, 2005, the Company entered into a letter agreement with Zaiq, pursuant to which the Company agreed to repurchase from Zaiq for total consideration of $200,000 the following Zaiq assets: (i) 5,180,474 shares (the “Zaiq Shares”) of the Company’s common stock held of record by Zaiq, and (ii) the remaining principal balance of the Zaiq Note.

The Company had the right under the letter agreement to assign any or all of its purchase commitment, and assigned its right to purchase 4,680,620 of the Zaiq Shares to an unaffiliated third party that previously invested in the Company.

On December 20, 2005, the Company paid Zaiq an aggregate of $129,789, out of an advance on the note payable that was subsequently signed in January 2006 (see Note 8(5)), to purchase the Zaiq Note and 499,854 Zaiq Shares. The Zaiq Shares repurchased by the Company have been accounted for as treasury stock, carried at cost, and reflected as a reduction to stockholders’ equity. The remaining principal and accrued interest of $1,292,111 on the Zaiq Note has been canceled resulting in a gain of $1,169,820.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

The Company entered into several convertible promissory note agreements with various trusts and individuals to fund the operations of the Company. The Company agreed to pay the principal and an additional amount equal to 50% of the principal on all notes below except for one note for $10,000 which accrues interest at the rate of 9% per annum and the convertible promissory note discussed in foot note (4) below. Except for these two notes, the notes are due when the Company reaches certain milestones from the distribution of its motion picture. The notes may be converted at any time, in whole or in part, into that number of fully paid and non-assessable shares of common stock at conversion prices ranging from $0.33 to $1.00.

NOTE 6 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

The outstanding convertible notes are summarized below:

At April 30, 2006
Note payable (1)	$47,000
Notes payable (ten notes) (2)	468,000
Note payable, 9% interest (3)	10,000

TOTAL	$525,000

(1)
Due when receipts received by the Company from its Top Secret Productions, LLC joint venture exceed $375,000. The Company made payments of $25,000 and $50,000 during the three months and six months ended April 30, 2006, respectively.

(2)
Due when receipts received by the Company from its Top Secret Productions, LLC joint venture exceed $2,250,000. Principal of $10,000 and accrued interest of $5,000 was converted into 35,714 shares of common stock during the three months ended April 30, 2006.

(3)	Due when receipts received by the Company from its Top Secret Productions, LLC joint venture exceed $750,000.

In March 2005, the Company issued in favor of the Company’s executive vice president, a non-interest bearing convertible promissory note in the principal amount of $383,911. The convertible promissory note was issued in evidence of the Company’s obligation for deferred compensation. In accordance with APB 21, imputed interest (at an effective rate of 15%) was calculated to arrive at the fair value of the convertible promissory note. The difference between the face amount and the present value upon issuance of the convertible promissory note is shown as a discount that is amortized as interest expense over the life of the convertible promissory note. The Company made payments of $20,833 and $84,125 during the three months and six months ended April 30, 2006, respectively. In March 2006, the remaining principal amount of this note and additional deferred compensation payable to the note holder of $212,450 were converted into a convertible promissory note with an aggregate principal amount of $301,197. The principal and accrued interest on this note was repaid in April 2006. The remaining amortized debt discount on the March 2005 convertible promissory note of $15,583 was recorded as interest expense during the three months ended April 30, 2006. For the three months and six months ended April 30, 2006, amortization of debt discount on the March 2005 convertible promissory note was $15,583 and $5,292, respectively.

NOTE 7 - CONVERTIBLE DEBENTURES

2006 Debentures

On March 10, 2006, the Company raised gross proceeds of $6.0 million from a private placement to 17 institutional and individual investors (the “Investors”) of its two-year 7% Senior Secured Convertible Debentures (the “2006 Debentures”). Of this amount, $3.0 million was delivered by the Company to a security agent, acting on behalf of the Investors (the “Security Deposit”), to secure certain obligations of the Company to the Investors if the Company failed to file an amendment, with the approval of the Company’s shareholders, to its charter documents to reflect the increase in the Company’s authorized common stock from 500 million to 900 million shares (the “Authorized Share Increase”). The Company’s shareholders approved the Authorized Share Increase on April 18, 2006 and the $3.0 million Security Deposit was released to the Company.

NOTE 7 - CONVERTIBLE DEBENTURES (CONTINUED)

2006 Debentures (Continued)

In connection with the issuance of the 2006 Debentures, the Company issued to the Investors warrants to purchase 70,955,548 shares of the Company’s common stock at an exercise price of $0.15 per share (subject to adjustments for stock splits, stock dividends, recapitalizations, mergers, spin-offs, and certain other transactions). The warrants are exercisable until the last day of the month in which the third anniversary of the effective date of the registration statement registering the shares underlying the warrants occurs.

The Company received net proceeds of approximately $4.5 million from the proceeds of the 2006 Debentures, after the payment of offering related fees and expenses and after the repayment in full of bridge loans made in December 2005 and January 2006, in the aggregate amount of $810,000.

The 2006 Debentures are convertible into shares of common stock at the holder’s option at any time on or after the earlier of (i) the 65th day following issuance or (ii) the effective date of the registration statement, with the conversion price for any such conversion equal to the lower of (x) 70% of the volume weighted average price (“VWAP”) of the common stock for the 20 days ending on the trading day immediately preceding the conversion date or (y) if the Company enters into certain financing transactions, the lowest purchase price or conversion price applicable to that transaction. The conversion price is subject to adjustment.

Interest on the 2006 Debentures accrues at the rate of 7% per annum, payable upon conversion or semi-annually (June 30 and December 31 of each year) or upon maturity, whichever occurs first, and will continue to accrue until the 2006 Debentures are fully converted and/or paid in full. Interest is payable, at the option of the Company, either (i) in cash, or (ii) in shares of common stock at the then applicable conversion price.

To secure the Company’s obligations under the 2006 Debentures, the Company has granted a security interest in substantially all of its assets, including without limitation, its intellectual property, in favor of the Investors. The security interest terminates upon the earlier of (i) the date on which less than one-fourth of the original principal amount of the 2006 Debentures issued on the Closing Date are outstanding or (ii) payment or satisfaction of all of the Company’s obligations under the Securities Purchase Agreement.

On April 24, 2006, the Company filed a registration statement covering the common stock underlying the 2006 Debentures and the warrants. This registration statement has not yet been declared effective by the Securities and Exchange Commission.

In connection with the placement of the 2006 Debentures, a placement agent received a placement agent fee equal to (i) 10% of the aggregate purchase price (i.e., $600,000), (ii) 10% of the proceeds realized in the future from exercise of warrants issued to the Investors, (iii) warrants to purchase an aggregate of 7,095,556 shares of common stock having an initial exercise price equal to $0.1693 per share valued at $888,779, and (iv) warrants to purchase an aggregate of 7,095,556 shares of common stock having an initial exercise price equal to $0.15 per share valued at $903,673. The exercise price of the placement agent warrants is subject to adjustments for stock splits, stock dividends, recapitalizations, mergers, spin-offs, and certain other transactions.

The gross proceeds of $6,000,000 are recorded as a liability net of a debt discount of $5,056,919 consisting of an allocation of the fair values attributed to the Investors’ warrants and to the embedded conversion option in accordance with EITF issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF issue No. 05-04, view C “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument.” The debt discount consisted of a $2,485,490 value related to the Investors' warrants and a value attributed to the embedded conversion feature of $2,571,429.  The debt discount was first allocated to the embedded conversion feature based on its fair value. After reducing the gross proceeds by the value allocated to the embedded conversion feature, the remaining unallocated debt discount of $3,428,571 was allocated to the Investors' warrants on a pro rata basis.

NOTE 7 - CONVERTIBLE DEBENTURES (CONTINUED)

2006 Debentures (Continued)

Due to certain factors, including an uncapped liquidated damages provision in the registration rights agreement and an indeterminate amount of shares to be issued upon conversion of the debentures, the Company separately values and accounts for the embedded conversion option related to the 2006 Debentures and the registration rights as derivative liabilities. The Company classified the fair value of the Investors’ warrants as equity.

The fair value of the placement agent’s warrants of $1,792,452 was recorded as a deferred financing cost and is being charged to interest expense over the term of the 2006 Debentures.

The 2006 Debentures are summarized below as of April 30, 2006:

	Outstanding Principal Amount	Unamortized Debt Discount	Net Carrying Value
Long-term portion	$ 6,000,000	$ 4,704,111	$ 1,295,889

2005 Debentures

On May 26, 2005, the Company completed a private placement to certain individual and institutional investors of $3,500,000 in principal amount of its three-year 7% Senior Secured Convertible Debentures (the “2005 Debentures”). All principal is due and payable on May 26, 2008. The 2005 Debentures are convertible into shares of common stock at a conversion price equal to the lower of (x) 70% of the 5 day volume weighted average price of the Company’s common stock immediately prior to conversion or (y) if the Company entered into certain financing transactions subsequent to the closing date, the lowest purchase price or conversion price applicable to that transaction.

In connection with the issuance of the 2005 Debentures, the Company issued to the purchasers thereof warrants (the “Investor Warrants”) to purchase 33,936,650 shares of common stock, with warrants for 11,312,220 shares being exercisable through the last day of the month in which the first anniversary of the effective date of the Registration Statement occurs (August 31, 2006) at a per share exercise price of $0.1547 and warrants for 22,624,430 shares being exercisable through the last day of the month in which the third anniversary of the effective date of the Registration Statement occurs (August 31, 2008) at a per share exercise price of $0.3094.

The gross proceeds of $3,500,000 are recorded as a liability net of a debt discount of $3,500,000. The debt discount consisted of a $2,000,000 value related to the Investor Warrants and a $1,500,000 value related to the embedded conversion option in accordance with EITF issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF issue No. 05-04, view C “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument.” Due to certain factors, including an uncapped liquidated damages provision in the registration rights agreement and an indeterminate amount of shares to be issued upon conversion of the debentures, the Company determined that the embedded conversion option related to the 2005 Debentures and the registration rights are derivative liabilities. Accordingly, the fair value of the embedded conversion option of $1,500,000 was recorded as a liability as of the closing of the sale of the 2005 Debentures. Due to various factors, including substantial conversions of the 2005 Debentures and the registration statement becoming effective on August 1, 2005, the value of the registration rights was deemed to be de minimus.

As of April 30, 2006, the derivative liability of $1,500,000 had been reduced to $17,384 as a result of conversions of the 2005 Debentures. An aggregate of $1,482,616 has been reflected as a reclassification to stockholders’ equity since the issuance of the 2005 Debentures.

The Company followed the guidelines in EITF issue No. 05-04, view C and classified the fair value of the Investor Warrants as equity and separately valued the derivative liability related to the registration rights.

NOTE 7 - CONVERTIBLE DEBENTURES (CONTINUED)

2005 Debentures (Continued)

No gain or loss was deemed necessary during the three months and six months ended April 30, 2006, as the fair value of the derivative liabilities did not fluctuate in value.

In connection with the issuance of the 2005 Debentures, the Company also issued to a placement agent warrants to purchase up to 5,656,108 shares of Common Stock (the “Compensation Warrants”) valued at $319,066. This amount was recorded as a deferred financing cost and is being charged to interest expense over the term of the 2005 Debentures. Warrants to purchase up to 2,262,443 shares are exercisable through the last day of the month in which the third anniversary of the effective date of the Registration Statement occurs (August 31, 2008) at a per share exercise price of $0.3094. Warrants to purchase up to 2,262,443 shares are exercisable through the last day of the month in which the third anniversary of the closing occurs (May 31, 2008) at a per share exercise price of $0.1547. Warrants to purchase up to 1,131,222 shares are exercisable through the last day of the month in which the first anniversary of the effective date of the Registration Statement occurs (August 31, 2006) at a per share exercise price of $0.1547. The Compensation Warrants are otherwise exercisable on substantially the same terms and conditions as the Investor Warrants.

On February 21, 2006, the Company and certain holders of Investor and Compensation Warrants entered into an amendment (the “Warrant Amendment”) to the terms of their warrants.

Pursuant to the Warrant Amendment, the Company and certain holders of the Investor and Compensation Warrants agreed to temporarily reduce the exercise price of the Investor and Compensation Warrants to $0.05 per share from February 21, 2006 until March 10, 2006 (the “New Price Exercise Period”). The warrant holders that are parties to the Warrant Amendment were permitted, but not required to, exercise all or any portion of their Investor and Compensation Warrants at a per share price of $0.05 at any time during the New Price Exercise Period, but could not do so by means of a cashless exercise. This reduction in the exercise price of the Investor and Compensation Warrants expired on March 10, 2006. During the New Price Exercise Period, holders of the Investor and Compensation Warrants exercised warrants to purchase 11,370,624 shares of common stock at the reduced exercise price of $0.05 per share, resulting in gross proceeds to the Company of $568,531.

Any shares of common stock issued with any exercise of an Investor or Compensation Warrant to a holder of an Investor or Compensation Warrant who or which executed the Warrant Amendment, whether during the New Price Exercise Period (on the terms contemplated in the Warrant Amendment) or thereafter (on the original terms provided in the Investor and Compensation Warrants) were or will be in restricted common stock, but shall have the registration rights provided in the Warrant Amendment. Except as expressly provided in the Warrant Amendment, the terms and conditions of the Investor and Compensation Warrants and any related registration rights agreement shall be unchanged and remain in full force and effect. In addition, the warrant holders agreed to waive any claims arising out of or relating to the failure, if any, to have available registered Warrant Shares, as defined in the Investor and Compensation Warrants, prior to the New Required Effective Date (as defined below).

The Company agreed to include the shares of common stock issuable upon the exercise of each Investor or Compensation Warrant (whether or not pursuant to the terms of the Warrant Amendment) in a registration statement to be filed by the Company with the Securities and Exchange Commission (the “SEC”) no later than the earlier of the date the Company files its next registration statement with the SEC (other than on Form S-8 or S-4) for the sale of shares by the Company or other selling stockholders, or May 1, 2006. The term “New Required Effective Date” means the date which is the later of 120 days from the expiration of the New Price Exercise Period, or sixty days after the filing of such registration statement; provided, however, that in no event shall such date be later than the required effective date contemplated by the terms of any new transaction consummated by the Company after February 21, 2006, where the shares of common stock issued or issuable to the investors in such transaction are included in a registration statement that is required to be made effective by a stated date. The common stock underlying the Investor and Compensation Warrants were included in the registration statement filed on April 24, 2006.

NOTE 7 - CONVERTIBLE DEBENTURES (CONTINUED)

2005 Debentures (Continued)

To secure the Company’s obligations under the 2005 Debentures, the Company granted a security interest in substantially all of its assets, including without limitation, its intellectual property, in favor of the investors under the terms and conditions of a Security Interest Agreement dated as of the date of the 2005 Debentures. The security interest terminates upon the earlier of (i) the date on which less than one-third of the original principal amount of the 2005 Debentures issued on the closing date are outstanding or (ii) payment or satisfaction of all of the Company’s obligations under the loan agreement. In January 2006, condition (i) was met and the security interest terminated.

A registration statement covering the common stock issuable upon conversion of the 2005 Debentures, the Investor Warrants and the Compensation Warrants referred to above was declared effective by the SEC on August 1, 2005.

During the three months ended January 31, 2006, $1,310,724 of principal amount of 2005 Debentures plus accrued interest of $69,777 were converted into 81,262,199 shares of common stock. During the three months ended April 30, 2006, $464,423 of principal amount of the 2005 Debentures plus accrued interest of $2,401 were converted into 22,908,266 shares of common stock.

Included in interest expense for the three months and six months ended April 30, 2006 is $361,783 and $1,525,943, respectively, related to the amortization of the debt discount on these debentures.

The 2005 Debentures are summarized below as of April 30, 2006:

	Outstanding Principal Amount	Unamortized Debt Discount	Net Carrying Value
Long-term portion	$ 40,564	$ 28,026	$ 12,538

7% Debentures

In December 2003, April 2004 and May 2004, the Company completed a private placement to certain private and institutional investors of $1,350,000 in principal amount of its three-year 7% Convertible Debentures (the “7% Debentures”).

During the six months ended April 30, 2006, no principal or accrued interest was converted into shares of common stock. During the three months ended January 31, 2005, $199,450 of principal amount plus accrued interest of $12,264 were converted into 1,411,428 shares of common stock at a conversion price of $0.15. During the three months ended April 30, 2005, $383,050 of principal amount plus accrued interest of $28,212 were converted into 2,741,747 shares of common stock at a conversion price of $0.15.

The 7% Debentures are summarized below as of April 30, 2006:

	Outstanding Principal Amount	Unamortized Debt Discount	Net Carrying Value
Current portion	$ 125,000	$ 24,136	$ 100,864

The remaining 7% Debentures outstanding at April 30, 2006 were originally issued in December 2003 and are due and payable in December 2006.

NOTE 8 - NOTES PAYABLE

The Company does not currently have any outstanding notes payable. During the six months ended April 30, 2006, the Company recognized losses as a result of the conversion of several notes payable into common stock and also repaid several notes payable, as further described below.

In February 2006, the Company issued 5,304,253 shares of restricted common stock in exchange for the return and cancellation of the outstanding principal of $256,886 and interest of $114,412 on five, unsecured individual notes payable, each with identical terms and bearing 6% interest.  As the conversion rate of $0.07 was below the closing price of the common stock on the conversion date, a loss of $196,257 was recognized during the three months ended April 30, 2006.

Outstanding principal of $39,973 and interest of $110,027 was paid in June 2005 on an unsecured note payable bearing 10% interest from the proceeds of the private placement of the 2005 Debentures. In February 2006, the Company issued 6,760,241 shares of restricted common stock in exchange for the return and cancellation of the outstanding principal of $443,251 and interest of $29,766 on this note. As the conversion rate of $0.07 was below the closing price of the common stock on the conversion date, a loss of $250,129 was recognized during the three months ended April 30, 2006.

On March 26, 2004, the Company entered into a loan agreement, pursuant to which the Company borrowed $12,000 from the lender. In April 2006, the outstanding principal of $12,000 and interest of $1,217 were repaid.

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

In December 2005 and January 2006, the Company entered into loan agreements with a third party pursuant to which the Company borrowed $750,000 from the lender. An amount equal to 108% of the principal amount ($810,000) of the loans is due and payable on the earlier of May 25, 2006 or the date the Company effects a financing transaction or series of transactions resulting in gross proceeds to the Company of at least $2,000,000. The difference between the gross proceeds and amount due at maturity is shown as a discount that is amortized as interest expense over the life of the loans. The Company issued to the lender warrants to purchase 7,500,000 shares of its Common Stock at an exercise price of $0.10 per share. The fair value of the warrants was $120,000 and was shown as a debt discount and amortized as interest expense over the life of the loans. In connection with the loans, the Company granted a security interest in all of its assets. The Company received net proceeds of $672,470 following the payment of due diligence fees and transaction fees and transaction related fees and expenses. These transaction related fees were recorded as deferred financing costs. For the three months ended January 31, 2006, amortization of debt discount on this loan was $10,413. In March 2006, 108% of the principal amount ($810,000) was repaid and the security interest was released. All unamortized debt discount and deferred financing costs were written off during the three months ended April 30, 2006 in connection with the repayment of the loan.

NOTE 9 - STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended April 30, 2006, the Company:

•	issued 104,170,465 shares of common stock for conversion of convertible debentures with a principal amount of $1,775,947 and accrued interest of $72,178;

•	repurchased 499,854 shares of common stock for $7,498 from Zaiq;

•	issued 35,714 shares of common stock for conversion of convertible notes payable with a principal amount of $10,000 and accrued interest of $5,000;

•	issued 12,064,494 shares of common stock valued at $1,290,901 in exchange for the return and cancellation of notes payable with a principal amount of $700,337 and accrued interest of $144,178;

•	issued 11,370,624 shares of common stock upon exercise of warrants resulting in gross proceeds of $568,531; and

•	issued 11,000,000 shares of restricted common stock to consultants for services valued at $1,870,000.

Stock Option Plans

On November 1, 2005, the Company early adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options based on estimated fair values.

Upon adoption of SFAS 123(R), the Company continued to estimate the value of stock options on the date of grant using the Black-Scholes model and the assumptions noted in the table below. Prior to the adoption of SFAS 123(R), the value of each stock option was also estimated on the date of grant using the Black-Scholes model for the purpose of the pro-forma financial information in accordance with SFAS 123.

The Company used its historical stock price volatility in accordance with SFAS 123(R) and SAB 107. The selection of the historical volatility approach was based upon the lack of availability of actively traded options on the Company’s stock and the Company’s assessment that historical volatility is representative of future stock price trends.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of stock options represents the Company’s historical experience with regards to the exercise behavior of its option holders and the contractual term of the options.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months and six months ended April 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro-forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

NOTE 9 - STOCKHOLDERS’ EQUITY (CONTINUED)

Stock Option Plans (Continued)

The weighted-average estimated fair value of stock options granted during the six months ended April 30, 2006 was $0.03 per share using the Black-Scholes model with the following assumptions:

Expected volatility	147%
Risk-free interest rate	4.4%
Expected dividends	0.0%
Expected life	10 years

A summary of option activity as of April 30, 2006 and changes during the period then ended is as follows:

	Under the Plans	Weighted Average Exercise Price	Aggregate Intrinsic Value	Outside the Plans	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 31, 2005	993,750	$0.97		15,900,000	$0.25
Options granted:
Under the Plans	100,000	0.08		—	—
Outside the Plans	—	—		26,400,000	$0.03
Options expired/cancelled:
Under the Plans	—	—		—	—
Outside the Plans	—	—		(14,000,000)	$0.17
Options exercised:
Under the Plans	—	—		—	—
Outside the Plans	—	—		—	—

Outstanding at April 30, 2006	1,093,750	$0.89	$4,500	28,300,000	$0.08	$2,567,600

Exercisable at April 30, 2006	999,306	$0.97	$250	16,100,000	$0.13	$1,381,800

The weighted-average remaining contractual term of stock options outstanding under the plans as of April 30, 2006 was 6.1 years. The weighted-average remaining contractual term of stock options outstanding outside the plans as of April 30, 2006 was 9.3 years.

The weighted-average remaining contractual term of stock options currently exercisable under the plans as of April 30, 2006 was 5.7 years. The weighted-average remaining contractual term of stock options currently exercisable outside the plans as of April 30, 2006 was 9.0 years.

As of April 30, 2006, total compensation cost related to nonvested stock options not yet recognized was $369,735, which is expected to be recognized through February 2009 over a weighted-average period of approximately two months.

The total fair value of options vested during the three months and six months ended April 30, 2006 was $407,569 and $654,626, respectively.

NOTE 9 - STOCKHOLDERS’ EQUITY (CONTINUED)

Options Granted

In April 2005, the Company issued to each of its Chief Executive Officer and Executive Vice President, 1,000,000 shares of common stock, and performance based options to purchase 7,000,000 shares of restricted common stock at an exercise price of $0.17, which was equal to the closing price of the common stock on the Over-the-Counter Bulletin Board on the date of grant. Options to purchase 2,000,000 shares of restricted common stock vested upon the Company’s consummation of the sale of the 2005 Debentures in May 2005 and options to purchase 12,000,000 shares of restricted common stock vested in December 2005 upon the Company’s release of a beta version of its semiconductor technologies. In January 2006, all of these options were canceled. During the three months and six months ended April 30, 2006, the Company recognized $0 and $247,057, respectively, of stock-based compensation expense related to these vested options.

During the three months ended January 31, 2006, options to purchase 22,400,000 shares of common stock were granted to the Company’s Chief Executive Officer, the Executive Vice President, and an advisory board member. These options were valued at $591,863 and have a 10 year term, an exercise price of $0.027 per share, and vest at various times between February 2006 and July 2006. During the three months and six months ended April 30, 2006, the Company recognized $313,961 and $388,042, respectively, of stock-based compensation expense related to these options.

During the three months ended April 30, 2006, the following options were granted:

(i)
Options to purchase 2,000,000 shares of common stock were granted to directors. These options were valued at $84,277 and have a 10-year term, an exercise price of $0.0319 per share, and vested on May 1, 2006;

(ii)
Options to purchase 2,000,000 shares of common stock were granted in connection with legal services performed for the Company. These options were valued at $84,277 and have a 10-year term, an exercise price of $0.0319 per share, and vested on March 1, 2006; and

(iii)
Options to purchase 100,000 shares of common stock were granted to an employee. These options were valued at $16,887 and have a 10-year term, exercise price of $0.08 per share, and vest equally over a three year period.

Options Expired, Cancelled and Forfeited

Options to purchase 0 and 14,000,000 shares of common stock were canceled during the three months and six months ended April 30, 2006, respectively.

Warrants Granted

In January 2006, the Company granted warrants to purchase 7,500,000 shares of its common stock at an exercise price of $0.10 per share to a lender in connection with a loan agreement (see Note 8(5)). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $0.016 per share or $120,000.

In March 2006, the Company granted warrants to purchase 70,955,548 shares of its common stock at an exercise price of $0.15 per share to the Investors in the 2006 Debentures (see Note 7). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $0.127 per share or $9,036,727.

In March 2006, the Company also granted warrants to purchase 7,095,556 shares of its common stock at an exercise price of $0.1693 per share to the placement agent in connection with the 2006 Debentures (see Note 7). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $0.125 per share or $888,779.

NOTE 9 - STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants Granted (Continued)

In March 2006, the Company granted additional warrants to purchase 7,095,556 shares of its common stock at an exercise price of $0.15 per share to the placement agent in connection with the 2006 Debentures (see Note 7). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $0.127 per share or $903,673.

Warrants Expired

Warrants to purchase 0 and 200,000 shares of common stock expired during the three months and six months ended April 30, 2006, respectively.

Net Loss Per Share

Securities that could potentially dilute basic earnings per share (EPS), in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Warrants to purchase common stock	131,888,793
2006 Debentures and accrued interest (1)	69,021,246
Options to purchase common stock	29,393,750
Convertible notes payable and accrued interest	1,757,414
7% debentures and accrued interest	975,204
2005 Debentures and accrued interest (2)	500,247

Total as of April 30, 2006	233,536,654

(1)	Based on a twenty day volume weighted average common stock price discounted by 30% at April 30, 2006 of $0.08778.
(2)	Based on a five day volume weighted average common stock price discounted by 30% at April 30, 2006 of $0.09002.

NOTE 10 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Research and Development Agreement

The Company and HelloSoft entered into an amendment, effective as of October 11, 2004 (the “Amendment”), to their Services Agreement dated as of March 31, 2004 (the “Original Agreement”) pursuant to which HelloSoft will provide development services relating to the Company’s semiconductor technologies. The Original Agreement provides that, upon the Company’s request from time to time, HelloSoft is to provide services to be specified pursuant to mutually agreed upon terms. The Amendment represents the first project that HelloSoft is undertaking pursuant to the Original Agreement.

In consideration for the services being rendered under the Amendment, the Company agreed to pay to HelloSoft $185,000, half of which was paid in the form of restricted common stock issued at a discount of 25% to the closing price of the Company’s Common Stock on the day of the commencement of services. The other half will be remitted in cash, periodically, upon completion by HelloSoft and acceptance by the Company of specified milestones. HelloSoft has assigned to the Company the rights to any improvements, developments, discoveries or other inventions that may be generated by HelloSoft in its performance of the services to be provided under the Amendment.

On July 26, 2005, the Company signed an amendment to the Original Agreement that defines and prices the next two phases of the technology development. The Company will expend $445,000 on Phase II and $350,000 on Phase III.

NOTE 10 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

Research and Development Agreement (Continued)

Half of Phase II, or $222,500, was paid to HelloSoft on July 26, 2005, in the form of restricted common stock issued at a discount of 25% to the closing price of the Company’s common stock on that date, and the remaining $222,500 is payable in cash upon completion of certain stages of Phase II. The restricted common stock issued to HelloSoft was valued at $296,667 and recorded as research and development expense. Of the remaining $222,500, $62,500 was accrued as of October 31, 2005 and paid during the three months ended January 31, 2006 and $100,000 was accrued as of April 30, 2006 and paid in May 2006.

When HelloSoft commences Phase III, the Company will issue to them $175,000 worth of restricted common stock, and the other $175,000 will be paid to them in cash when they complete Phase III. Phase III will be deemed complete when HelloSoft releases the E30 Rel. 1.5 to the Company. The Company projects that this also will occur in the third calendar quarter of 2006.

On November 3, 2005 and January 24, 2006, the Company and HelloSoft, Inc. entered into further amendments to the Original Agreement. Pursuant to the amendments, the Company agreed to pay HelloSoft an aggregate of $80,000 in cash, and the parties agreed upon certain additions to the development services to be performed by HelloSoft pursuant to the Original Agreement, as amended. $60,000 was paid to HelloSoft during the three months ended January 31, 2006 and $20,000 was paid to HelloSoft during the three months ended April 30, 2006.

On February 6, 2006, the Company entered into a technology license agreement with HelloSoft. Under the agreement, the Company has obtained a license to include HelloSoft’s integrated VoIP software suite in the Company’s E30 semiconductor. In exchange for this license, the Company has agreed to pay HelloSoft a license fee and certain royalties based on its sales of products including the licensed technology.

Unresolved SEC Comment Letter

The Company filed a registration statement on Form SB-2 on April 24, 2006 and received a comment letter on May 22, 2006 from the staff of the Division of Corporation Finance of the Securities and Exchange Commission. The staff's letter addressed a number of issues relating to the registration statement, including several issues relating to the Company's audited and unaudited financial statements that were contained in the registration statement. Among other comments, the staff's letter inquired regarding the Company's accounting treatment for warrants issued in connection with the Company's 2005 debentures and their classification as equity rather than derivative liabilities in the Company's financial statements as of and for the fiscal year ended October 31, 2005.

The Company sent a letter to the staff on June 5, 2006 and has had two telephone conferences with the staff regarding this comment, which remains unresolved as of the date of filing of this quarterly report. The Company is continuing to work with the SEC staff to provide additional information on this issue. If the Company is required to classify the warrants as derivative liabilities, the Company would restate the unaudited financial statements contained in this report on Form 10-QSB, as well as the unaudited financial statements contained in the Company's reports on Form 10-QSB for the periods ended July 31, 2005 and January 31, 2006, and the audited financial statements contained in the Company's report on Form 10-KSB for the fiscal year ended October 31, 2005. The modifications to the Company's financial statements would involve only non-cash accounting items, but would materially impact the Company's balance sheet and statements of operations, stockholders' equity and cash flows for each period presented.

NOTE 11 - SEGMENT INFORMATION

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

For the Six Months Ended April 30, 2006

	Telecommunications Business	Entertainment Business	Unallocable	Totals

Net Sales - domestic	$—	$6,932	$—	$6,932

Net Sales - foreign	$—	$51,942	$—	$51,942

Operating income (loss)	$(316,471)	$53,688	$(2,487,247)	$(2,750,030)

Depreciation and amortization	$316,471	$—	$—	$316,471

Total Identifiable Assets at April 30, 2006	$8,041,340	$—	$4,061,196	$12,102,536

NOTE 11 - SEGMENT INFORMATION (CONTINUED)

For the Six Months Ended April 30, 2005

	Telecommunications Business	Entertainment Business	Unallocable	Totals

Net Sales - domestic	$—	$9,898	$—	$9,898

Net Sales - foreign	$—	$6,300	$—	$6,300

Operating income (loss)	$(1,899)	$(7,317)	$(1,564,918)	$(1,574,134)

Depreciation and amortization	$1,899	$5,196	$—	$7,095

Total Identifiable Assets at April 30, 2005	$5,935,110	$1,009,777	$371,967	$7,316,854

For the Three Months Ended April 30, 2006

	Telecommunications Business	Entertainment Business	Unallocable	Totals

Net Sales - domestic	$—	$698	$—	$698

Net Sales - foreign	$—	$18,000	$—	$18,000

Operating income (loss)	$(213,156)	$17,397	$(1,599,636)	$(1,795,395)

Depreciation and amortization	$213,156	$—	$—	$213,156

Total Identifiable Assets at April 30, 2006	$8,041,340	$—	$4,061,196	$12,102,536

For the Three Months Ended April 30, 2005

	Telecommunications Business	Entertainment Business	Unallocable	Totals

Net Sales - domestic	$—	$7,397	$—	$7,397

Net Sales - foreign	$—	$—	$—	$—

Operating income (loss)	$(740)	$(3,601)	$(967,970)	$(972,311)

Depreciation and amortization	$740	$2,187	$—	$2,927

Total Identifiable Assets at April 30, 2005	$5,935,110	$1,009,777	$371,967	$7,316,854

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We urge you to read the following discussion in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere herein.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Our prospects are subject to uncertainties and risks. In this Quarterly Report on Form 10-QSB, we make forward-looking statements in this Item 2 and elsewhere that also involve substantial uncertainties and risks. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will, “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

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

In April 2000, our NV Entertainment subsidiary entered into a joint venture production agreement to produce a feature length film, “Step into Liquid” (the “Film”). We own a 50% interest in the joint venture. The financial condition and results of operations of the joint venture are consolidated with our financial condition and results of operations on the accompanying condensed consolidated financial statements. The Film was released to theaters in the United States in 2003 and is currently in foreign and DVD distribution. During the three months and six months ended April 30, 2006, we received revenues of $18,698 and $58,874, respectively, from the Film. During the three months and six months ended April 30, 2005, we received revenues of $7,397 and $16,198, respectively. As a result of impairment reviews during the years ended October 31, 2005 and 2004, we reduced the carrying value of the Film to $0 on our balance sheet. We do not intend to make further investment in our entertainment business.

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

Convertible Debentures

Proceeds of the 2006 and 2005 Debentures are recorded as a liability net of a debt discount consisting of the fair values attributed to the Investors’ warrants and to the embedded conversion option in accordance with EIFT issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF issue No. 05-04, view C “The Effect Of a Liquidated Damages Clause on a Freestanding Financial Instrument.”

Stock-Based Compensation

On November 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning on November 1, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We early adopted SFAS 123(R) using the modified prospective transition method, as of November 1, 2005, the first day of our fiscal year 2006. Our condensed consolidated financial statements as of and for the six months ended April 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Stock-based compensation expense recognized in our condensed consolidated statement of operations for the six months ended April 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to October 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We have continued to attribute the value of stock-based compensation to expense on the straight-line single option method.

Stock-based compensation expense recognized under SFAS 123(R) related to employee stock options was $378,802 and $447,839 for the three months and six months ended April 30, 2006, respectively. Stock based-compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 was $0 and $247,057 for the three months and six months ended April 30, 2006, respectively. Stock-based compensation expense recognized for non-employees under other accounting standards was $292,766 and $315,674 for the three months and six months ended April 30, 2006, respectively.

Stock-based compensation expense related to employee stock options under other accounting standards was $20,915 and $20,915 for the three months and six months ended April 30, 2005, respectively. Stock based-compensation expense recognized for non-employees under other accounting standards was $135,967 and $415,515 for the three months and six months ended April 30, 2005, respectively.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the six months ended April 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro-forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Revenue Recognition

We will recognize revenue from the sale of our semiconductor products when evidence of an arrangement exists, the sales price is determinable or fixed, legal title and risk of loss has passed to the customer, which is generally upon shipment of our products to our customers, and collection of the resulting receivable is probable. To date we have not recognized any revenues related to the sale of our semiconductor products.

We recognize revenue from the distribution of our Film and related products when earned and reasonably estimable in accordance with Statement of Position 00-2 -- “Accounting by Producers or Distributors of Films” (SOP 00-2). The following are the conditions that must be met in order to recognize revenue in accordance with SOP 00-2:

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

In accordance with the provisions of SOP 00-2, a film is classified as a library title after three years from the film’s initial release. The term library title is used solely for the purpose of classification and for identifying previously released films in accordance with the provisions of SOP 00-2. Revenue recognition for such titles is in accordance with our revenue recognition policy for film revenue.

Film in Distribution

SOP 00-2 requires that film costs be capitalized and reported as a separate asset on the balance sheet. Film costs include all direct negative costs incurred in the production of a film, as well as allocations of production overhead and capitalized interest. Direct negative costs include cost of scenario, story, compensation of cast, directors, producers, writers, extras and staff, cost of set construction, wardrobe, accessories, sound synchronization, rental of facilities on location and post production costs. SOP 00-2 also requires that film costs be amortized and participation costs accrued, using the individual-film-forecast-computation method, which amortizes or accrues such costs in the same ratio that the current period actual revenue (numerator) bears to the estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year (denominator). We make certain estimates and judgments of future gross revenue to be received for the Film based on information received by its distributor, historical results and management’s knowledge of the industry. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions. A change to the estimate of gross revenues for the Film may result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period.

In addition, SOP 00-2 also requires that if an event or change in circumstances indicates that an entity should assess whether the fair value of a film is less than its unamortized film costs, then an entity should determine the fair value of the film and write-off to the statement of operations the amount by which the unamortized film costs exceeds the film’s fair value. As a result of impairment reviews during the years ended October 31, 2005 and 2004, we wrote down the carrying value attributed to the Film to $0.

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

We commenced amortization of capitalized software development costs during December 2005 and have recorded amortization expense of $212,536 and $315,232 during the three months and six months ended April 30, 2006, respectively.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2006 AND THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2005

REVENUES.   Revenues for the three months and six months ended April 30, 2006 were $18,698 and $58,874, respectively. Of this amount, $698 and $6,932 was in the form of guarantee and/or license payments related to the U.S. distribution of the Film and $18,000 and $51,942 was related to foreign distribution of the Film during the three months ended and six months ended April 30, 2006, respectively. Revenues for the three months and six months ended April 30, 2005 were $7,397 and $16,198, respectively and were from our entertainment business. Revenues increased 153% or $11,301 for the three months ended April 30, 2006 and 263% or $42,676 for the six months ended April 30, 2006 due primarily to an increase in the number and value of license agreements for distribution of the Film or portions of the Film in foreign markets. No revenues were recorded in connection with our semiconductor business during the three months and six months ended April 30, 2006 and 2005.

OPERATING EXPENSES.  Operating expenses included cost of sales, amortization of technology license and capitalized software development fee, research and development expenses in connection with the semiconductor business, and selling, general and administrative expenses.

Total operating expenses increased 85% or $834,385 to $1,814,093 for the three months ended April 30, 2006 from $979,708 for the three months ended April 30, 2005. The increase in total operating expenses for the three months ended April 30, 2006 was due primarily to increases in amortization of technology license and capitalized software development fee of $212,536, research and development expenses of $52,556, and selling, general and administrative expenses of $574,613, offset by a decrease in cost of sales of $5,320.  Total operating expenses increased 77% or $1,218,572 to $2,808,904 for the six months ended April 30, 2006 from $1,590,332 for the six months ended April 30, 2005. The increase in total operating expenses for the six months ended April 30, 2006 was due primarily to increases in amortization of technology license and capitalized software development fee of $315,232, research and development expenses of $130,547, and selling, general and administrative expenses of $784,738, offset by a decrease in cost of sales of $11,945.

Cost of sales for the three months and six months ended April 30, 2005 were $5,320 and $11,945, respectively. The cost of sales represents the amortization of film cost for the Film. The decrease for the three months and six months ended April 30, 2006 was a result of the impairment of the Film costs in 2005 which reduced the carrying value of the Film costs to $0.

Amortization of technology license and capitalized software development fee was $212,536 and $315,232 for the three months and six months ended April 30, 2006 due to the commencement of amortization related to the market release of the E30 (Release 1.3) to prospective customers for evaluation and testing during December 2005. No amortization was recorded prior to this period.

Research and development expenses increased by $52,556 to for the three months ended April 30, 2006 from $0 for the three months ended April 30, 2005. Research and development expenses increased 1,851% or $130,547 to $137,600 for the six months ended April 30, 2006 from $7,053 for the six months ended April 30, 2005. The increase is principally the result of additional payments made to HelloSoft, Inc. (“HelloSoft”) in accordance with the terms of our services agreement, as amended, and the issuance of stock options in connection with research and development activities.

Total selling, general and administrative expenses increased 59% or $574,613 to $1,549,001 for the three months ended April 30, 2006 from $974,388 for the three months ended April 30, 2005. Total selling, general and administrative expenses increased 50% or $784,738 to $2,356,072 for the six months ended April 30, 2006 from $1,571,334 for the six months ended April 30, 2005. The increases are primarily the result of an increase in salaries and wages due to an increase in employees, professional fees related to the filing of a registration statement in April 2006, and stock-based compensation related to options and restricted common stock issued to key employees, directors, consultants, and service providers.

OTHER (INCOME) EXPENSES.  Other expenses included interest expense, amortization of deferred financing costs, and a loss on exchange of notes payable into common stock.

Total Other (Income) Expenses increased 513% or $1,462,064 to $1,747,098 for the three months ended April 30, 2006 from $285,034 for the three months ended April 30, 2005. Total Other (Income) Expenses increased 251% or $1,477,768 to $2,066,201 for the six months ended April 30, 2006 from $588,435 for the six months ended April 30, 2005. The increases are primarily for the reasons noted below.

Interest expense increased 171% or $617,996 to $978,860 for the three months ended April 30, 2006 from $360,864 for the three months ended April 30, 2005. Interest expense increased 248% or $1,584,170 to $2,223,816 for the six months ended April 30, 2006 from $639,646 for the three months ended April 30, 2005. The increases are primarily due to the value allocated to the warrants and conversion option liability related to the 2006 Debentures, interest on the 2006 Debentures, and the amortization and write-off of debt discount due to conversions of the convertible debentures and repayment of a note payable.

The amortization of deferred financing costs increased 1,040% or $296,362 to $324,852 for the three months ended April 30, 2006 from $28,490 for the three months ended April 30, 2005. The amortization of deferred financing costs increased 971% or $515,710 to $568,819 for the six months ended April 30, 2006 from $53,109 for the six months ended April 30, 2005. The increase is primarily a result of the conversions of the 2005 Debentures, repayment of a note payable, and the amortization of additional deferred financing costs related to the 2006 Debentures. Upon conversion or repayment of debt prior to its maturity date, a pro-rata share of debt discount and deferred financing costs are written off and recorded as expense.

Other expenses also increased in the three months and six months ended April 30, 2006 due to the loss recognized on exchange of notes payable into common stock of $446,386.

Other income in the six months ended April 30, 2006 consisted primarily of a gain on forgiveness of principal and interest on a promissory note to Zaiq Technologies, Inc. of $1,169,820.

Other income in the six months ended April 30, 2005 consisted primarily of a gain on sale of property and equipment of $20,000, a gain on exchange of Redeemable Series B Preferred Stock into common stock of $55,814, and other miscellaneous gains of $28,506.

NET LOSS.   For the three months ended April 30, 2006 our net loss increased 182% or $2,285,148 to $3,542,493 from $1,257,345 as the result of higher interest costs, higher amortization of deferred financing costs, higher selling, general, and administrative expense, and higher research and development expenses, partially offset by an increase in revenues and the gain on the forgiveness of principal and interest on the promissory note to Zaiq Technologies, Inc. discussed above. For the six months ended April 30, 2006, the net loss increased 123% or $2,653,662 to $4,816,231 from $2,162,569 for primarily the same reasons noted above.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $3,406,914 at June 12, 2006 and $4,007,470 as of April 30, 2006 compared to $373,481 at October 31, 2005.

Net cash used in operating activities was $1,350,482 for the six months ended April 30, 2006, compared to $816,866 for the six months ended April 30, 2005. The increase in cash used in operations was principally the result of the following items:

•	an increase in the net loss, which was $4,816,231, compared with $2,162,569 for the six months ended April 30, 2005; and

•
a decrease for the six months ended April 30, 2006 of accounts payable and accrued liabilities of $199,687, compared to an increase of accounts payable and accrued liabilities for the six months ended April 30, 2005 of $22,329, resulting in a net decrease in cash used of $177,358;

impacted by the following non-cash items:

•
increased amortization of deferred financing costs, which were $568,819 for the six months ended April 30, 2006, compared to $53,109 for the six months ended April 30, 2005, principally due to increased conversions of the May 2005 debentures, the repayment of a note payable, and the amortization of additional deferred financing costs related to the 2006 Debentures;

•
increased amortization of debt discount on notes, which was $2,103,107 for the six months ended April 30, 2006, compared to $520,169 for the six months ended April 30, 2005, principally due to increased conversions of the May 2005 Debentures, the repayment of a note payable, and the amortization of additional debt discount related to the 2006 Debentures;

•
increased amortization of technology license and capitalized software development fee, which was $315,232 for the six months ended April 30, 2006, compared to $0 for the six months ended April 30, 2005, due to the commencement of amortization related to the market release of the E30 (Release 1.3) to prospective customers for evaluation and testing;

•	gain on forgiveness of principal and interest on the promissory note to Zaiq Technologies, Inc. of $1,169,820 during the six months ended April 30, 2006;

•	increased stock-based compensation expense, which was $1,010,570 for the six months ended April 30, 2006 compared to $888,930 for the six months ended April 30, 2005; and

•	loss on exchange of notes payable into common stock of $446,386 during the six months ended April 30, 2006.

Net cash used by investing activities was $204,499 for the six months ended April 30, 2006 compared to $0 in the six months ended April 30, 2005. The increase was due to the acquisition of property and equipment of $4,499 and a technology license and development fee of $200,000.

Net cash provided by financing activities was $5,188,970 for the six months ended April 30, 2006 compared to $1,041,466 for the six months ended April 30, 2005. Net cash provided by financing activities for the six months ended April 30, 2006 was the result of proceeds from the 2006 Debentures of $6,000,000, proceeds from the exercise of warrants of $568,531, and proceeds from the issuance of a note payable of $750,000, offset by capitalized financing costs of $742,450, and total payments of $1,379,613 in connection with the repayment of notes payable of $944,291 and convertible notes payable of $435,322. Net cash provided by financing activities for the six months ended April 30, 2005 was the result of proceeds from the issuance of common stock in the amount of $800,100 and proceeds from notes payable of $300,000, offset by capitalized financing costs of $33,029, and repayments of convertible notes payable of $25,625.

Our liquidity improved significantly as a result of a series of transactions completed during the six months ended April 30, 2006.

First, as described in Note 7 to the accompanying condensed consolidated financial statements, we raised gross proceeds of $6.0 million in March 2006 from the private placement to 17 institutional and individual investors of our 2006 Debentures. We received net proceeds of approximately $4.5 million from the proceeds of the 2006 Debentures, after the payment of offering related fees and expenses and after the repayment in full of notes payable, made in December 2005 and January 2006, in the aggregate amount of $810,000.

Second, we received $568,531 from the exercise of warrants to purchase 11,370,624 shares of our common stock.

Third, we reduced our current liabilities by $844,315 by issuing 12,064,494 shares of common stock to several holders of notes payable.

These transactions increased our working capital by over $5.9 million upon their completion during the six months ended April 30, 2006.

Since inception, we have funded our operations primarily through the issuance of our common stock and debt securities. Our recent financings are discussed below.

In December 2005 and January 2006, we entered into secured bridge loan agreements with a third party pursuant to which we borrowed $750,000. After payment of due diligence fees and transaction related fees and expenses, we received net proceeds of $672,470. An amount equal to 108% of the principal amount of the loans was due and payable on the earlier of May 25, 2006 or the date we effect a financing transaction or series of transactions resulting in gross proceeds to us of at least $2,000,000. We repaid the loans in their entirety from the proceeds of the 2006 Debentures.

In May 2005, we sold $3,500,000 in aggregate principal amount of our 2005 Debentures, receiving net proceeds of approximately $3.11 million after the payment of offering related costs. As of April 30, 2006, $3,459,436 of principal amount and $108,509 of interest of the 2005 Debentures had been converted into 170,376,861 shares of our common stock and there was $40,564 of principal amount of the 2005 Debentures outstanding. The 2005 Debentures mature in May 2008.

In December 2003, April 2004 and May 2004, we raised net proceeds of approximately $1,024,000 from the private placement to certain private and institutional investors of our three year 7% Convertible Debentures. $125,000 of principal issued in December 2003 was outstanding as of June 12, 2006 and matures in December 2006.

As of June 12, 2006, we had cash balances of approximately $3.4 million. Although management believes funds on hand will enable us to meet our liquidity needs for at least the next 15 months, we will need to raise additional funds to fulfill our business plan and to meet our future operating requirements, prior to the receipt of revenues from our semiconductor business.

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

UNRESOLVED SEC COMMENT LETTER

The Company filed a registration statement on Form SB-2 on April 24, 2006 and received a comment letter on May 22, 2006 from the staff of the Division of Corporation Finance of the Securities and Exchange Commission. The staff’s letter addressed a number of issues relating to the registration statement, including several issues relating to the Company’s audited and unaudited financial statements that were contained in the registration statement. Among other comments, the staff’s letter inquired regarding the Company’s accounting treatment for warrants issued in connection with the Company’s 2005 debentures and their classification as equity rather than derivative liabilities in the Company’s financial statements as of and for the fiscal year ended October 31, 2005.

The Company sent a letter to the staff on June 5, 2006 and has had two telephone conferences with the staff regarding this comment, which remains unresolved as of the date of filing of this quarterly report. The Company is continuing to work with the SEC staff to provide additional information on this issue. If the Company is required to classify the warrants as derivative liabilities, the Company would restate the unaudited financial statements contained in this report on Form 10-QSB, as well as the unaudited financial statements contained in the Company’s reports on Form 10-QSB for the periods ended July 31, 2005 and January 31, 2006, and the audited financial statements contained in the Company’s report on Form 10-KSB for the fiscal year ended October 31, 2005. The modifications to the Company’s financial statements would involve only non-cash accounting items, but would materially impact the Company’s balance sheet and statements of operations, stockholders’ equity and cash flows for each period presented.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2005, the FASB published Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. We will apply these requirements to any accounting changes after the implementation date.

The Emerging Issues Task Force (“EITF”) reached a tentative conclusion on EITF Issue No. 05-1, “Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer’s Exercise of a Call Option” that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer’s exercise of a call option pursuant to the original terms of the instrument. The application of this pronouncement is not expected to have an impact on our consolidated financial position, results of operations, or cash flows.

In June 2005, the FASB ratified EITF Issue No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’” (“EITF No. 05-2”), which addresses when a convertible debt instrument should be considered ”conventional” for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. We have applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations, or cash flows.

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ”Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock“ (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. In March 2006 and May 2005, we entered into private placement agreements for convertible debentures, a registration rights agreement and warrants in connection with a private placement. Based on the interpretive guidance in EITF Issue No. 05-4, view C, due to certain factors, including an uncapped liquidated damages provision in the registration rights agreement, we determined that the embedded conversion option related to these convertible debentures and the registration rights are derivative liabilities. Accordingly, the fair value of the embedded conversion options was recorded as a liability as of the closing of the sale of these convertible debentures. Due to various factors, including substantial conversions of these convertible debentures and the registration statement becoming effective on August 1, 2005, the value of the registration rights was deemed to be de minimus.

In September 2005, the FASB ratified EITF Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” (“EITF No. 05-7”), which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). EITF No. 05-7 is effective for the first interim or annual reporting period beginning after December 15, 2005. We adopted EITF No. 05-7 as of the beginning of our interim reporting period that began on February 1, 2006. The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations, or cash flows.

In September 2005, the FASB ratified EITF Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (“EITF No. 05-8”), which addresses the treatment of convertible debt issued with a beneficial conversion feature as a temporary difference under the guidance in SFAS 109. In addition, deferred taxes recognized for a temporary difference of debt with a beneficial conversion feature should be recognized as an adjustment of additional paid-in capital. Entities should apply the guidance in EITF No. 05-8 in the first interim or annual reporting period that begins after December 15, 2005. Its provisions should be applied retrospectively under the guidance in SFAS 154 to all convertible debt instruments with a beneficial conversion feature accounted for under the guidance in EITF No. 00-27 “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.’” We have applied the requirements of EITF No. 05-8 to all previously existing convertible debt instruments with a beneficial conversion feature and will apply the requirements of EITF No. 05-8 for all new convertible debt instruments with a beneficial conversion feature. The application of this pronouncement for new convertible debt instruments with a beneficial conversion feature is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

In February 2006, the FASB published Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The requirements in SFAS 155 are effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this pronouncement is not expected to have an impact on our consolidated financial position, results of operations, or cash flows.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.   The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and principal financial officer, has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of this report. The Company’s Chief Executive Officer and principal financial officer has concluded based upon his evaluation that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a significant deficiency in the internal controls. In the past, management had decided that considering the employees involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management periodically reevaluates this situation. In light of the Company’s receipt of additional financing in March 2006, it is the Company’s intention over the next six months to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the six months ended April 30, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended April 30, 2006, the Company sold or issued unregistered securities as follows:

In February 2006, we issued

(i) options to purchase 2,100,000 shares of Common Stock to members of our Board of Directors, an advisory member and an employee;

(ii) 12,064,494 shares of Common Stock in exchange for the cancellation of notes payable by the Company with a principal amount of $700,337 and interest of $144,178;

(iii) 5,656,108 shares of Common Stock upon exercise of warrants resulting in gross proceeds of $282,805; and

(iv) options to purchase 2,000,000 shares of Common Stock to our legal counsel for legal services valued at $84,277.

During the period between February 21, 2006 and March 10, 2006, we issued 11,370,624 shares of Common Stock upon exercise of warrants resulting in gross proceeds of $568,531.

In March 2006, we issued

(i) 5,714,516 shares of Common Stock upon exercise of warrants resulting in gross proceeds of $285,726;

(ii) 11,000,000 shares of restricted Common Stock to consultants for services valued at $1,870,000; and

(iii) a promissory note in the principal amount of $301,197 to our Executive Vice President, which was convertible into shares of our Common Stock and has since such date been paid in full and cancelled.

In April 2006, we issued 35,714 shares of Common Stock upon conversion of a convertible promissory note and interest valued at $15,000.

All of the securities issued in the transactions described above were issued without registration under the Securities Act in reliance upon the exemptions provided in Section 4(2) of the Securities Act or Regulation S under such Securities Act. Except with respect to securities sold under Regulation S, the recipients of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in all of the above transactions. Each of the recipients represented that they were "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in its common stock. All recipients had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions described above involved general solicitation or advertising.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

The Company submitted the following matters to a vote of its shareholders at its annual meeting, which was held on April 18, 2006.

(a) The Company shareholders were asked to vote for the election of Brad Ketch, Ray Willenberg, Jr., Jack L. Peckham and Thomas J. Cooper to the Board of Directors of the Company, to hold office until the 2007 Annual Meeting of Shareholders. The nominees were all elected pursuant to the following votes:

Name of Director	Votes For	Votes Withheld
Brad Ketch	257,328,351	3,737,068
Ray Willenberg, Jr.	257,955,892	3,109,527
Jack L. Peckham	256,575,209	4,490,210
Thomas J. Cooper	257,200,818	3,864,601

(b) The Company’s shareholders were asked to ratify Marcum & Kliegman, LLP as independent public accountants for the year ending October 31, 2006. The shareholders ratified the selection of the independent public accountants with 258,517,733 votes cast for, 1,888,438 votes cast against and 734,247 abstentions.

(c) The Company’s shareholders were asked to amend Article IV of the Articles of Incorporation to increase the Company’s authorized common stock from 500 million shares to 900 million shares. The shareholders approved the amendment to Article IV with 95,131,548 votes cast for, 9,720,526 votes cast against, and 585,475 abstentions.

(d) The Company’s shareholders were asked to amend Section B(2) of Article IV of the Articles of Incorporation relating to the Company’s preferred stock. The shareholders approved the amendment with 99,060,931 votes cast for, 5,316,324 votes cast against and 1,033,294 abstentions.

(e) The Company’s shareholders were asked to amend Article IV of the Articles of Incorporation to delete paragraph C (regarding the reverse stock split effected by the Company in 2000). The shareholders approved the amendment with 100,880,963 votes cast for, 3,069,673 votes cast against and 1,486,913 abstentions.

(f) The Company’s shareholders were asked to amend the Articles of Incorporation to cancel the designations of the Company’s Series A through G preferred stock. The shareholders approved the amendment with 101,143,690 votes cast for, 3,222,643 votes cast against and 1,071,216 abstentions.

ITEM 6.  Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed with the Commission on April 24, 2006).

4.1
Amendment to Class 2005-A, -B and -C Common Stock Purchase Warrants dated as of February 21, 2006 (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed with the Commission on March 9, 2006).

4.2	Form of 7% Senior Secured Convertible Debenture (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed with the Commission on March 13, 2006 (the “March 13, 2006 8-K”)).

10.1
License Agreement dated as of February 6, 2006 between the Company and HelloSoft, Inc. (Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission)(incorporated by reference to Exhibit 10.10 of the Company’s quarterly report on Form 10-QSB for the quarterly period ended January 31, 2006 (the “January 2006 10-QSB”)).

10.2	Stock Option Agreement dated February 16, 2006 between the Company and Davis Munck Butrus, P.C. (incorporated by reference to Exhibit 10.11 of the Company’s January 2006 10-QSB).

10.3	Stock Option Agreement dated February 16, 2006 between the Company and Jack Peckham* (incorporated by reference to Exhibit 10.12 of the Company’s January 2006 10-QSB)(1)

10.4	Stock Option Agreement dated February 16, 2006 between the Company and Thomas Cooper (incorporated by reference to Exhibit 10.13 of the Company’s January 2006 10-QSB)(1)

10.5	Form of Securities Purchase Agreement, dated as of March 6, 2006, between the Company and the investors named therein (incorporated by reference to Exhibit 10.1 of the Company's March 13, 2006 8-K)

10.6	Form of Warrant issued in connection with the Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 of the Company's March 13, 2006 8-K)

10.7
Form of Security Interest Agreement, dated as of March 6, 2006, among the Company, the Secured Parties named therein, and Krieger & Prager, LLP, as agent for the Secured Parties (incorporated by reference to Exhibit 10.3 of the Company's March 13, 2006 8-K)

10.8	Form of Registration Rights Agreement, dated as of March 6, 2006, between the Company and the investors named therein (incorporated by reference to Exhibit 10.4 of the Company's March 13, 2006 8-K)

10.9	Placement Agency Agreement, dated as of March 3, 2006, between the Company and Pond Equities (incorporated by reference to Exhibit 10.5 of the Company's March 13, 2006 8-K)

10.10
Employment Agreement between the Company and Ray Willenberg, Jr. dated as of March 1, 2006 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed with the Commission on March 15, 2006 (the "March 15, 2006 8-K")) (1)

10.11	Convertible Promissory Note dated March 7, 2006 by the Company in favor of Ray Willenberg, Jr. (incorporated by reference to Exhibit 10.2 of the Company's March 15, 2006 8-K)

10.12	Consulting Agreement between the Company and LF Technology Group, LLC dated March 7, 2006 (incorporated by reference to Exhibit 10.3 of the Company's March 15, 2006 8-K)

10.13	Consulting Agreement between the Company and Starburst Innovations, LLC dated March 7, 2006 (incorporated by reference to Exhibit 10.4 of the Company's March 15, 2006 8-K)

10.14	Consulting Agreement between the Company and Advisor Associates, Inc. dated March 8, 2006 (incorporated by reference to Exhibit 10.5 of the Company's March 15, 2006 8-K)

10.15	First Amendment to Lease between the Company and American Property Management Corp. as agent for Weston Investment Co. LLC dated March 8, 2006.*

31.1	Rule 13a-14(a)/15d-14(a) Certification*

32.1	Section 1350 Certification*

___________________________

*  Filed herewith.
(1)  Signifies a management agreement or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIM SEMICONDUCTOR COMPANY

DATE: June 14, 2006	BY:	/s/ Brad Ketch
Brad Ketch
President and Chief Executive Officer (Principal Executive Officer, Financial and Accounting Officer and Authorized Signatory)