Form 10QSB/A
period 2005-07-31
Rim Semiconductor CO
filed 2006-07-11
CIK 1026595

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

The number of shares of the issuer's Common Stock, par value $.001 per share, outstanding as of July 5, 2006, was 324,973,732.

EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A (the "Report") is being filed by Rim Semiconductor Company (formerly New Visual Corporation) (the "Company") to amend the Company's Quarterly Report on Form 10-QSB for the period ended July 31, 2005 that was initially filed with the Securities and Exchange Commission (the "SEC") on September 14, 2005 (the "Original Report") and amended on February 10, 2006 (the "First Amended Report"). The Company is also filing amendments to its Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005 (the "2005 Form 10-KSB") and its Quarterly Reports on Form 10-QSB for the periods ended January 31, 2006 and April 30, 2006.

This Report reflects the restatement of the Company's previously issued condensed consolidated financial statements at and for the period ended July 31, 2005, and the notes related thereto, as discussed in Note 2 to the condensed consolidated financial statements included herein.

This Report only amends and restates Items 1, 2 and 3 of Part I of the Original Report And First Amended Report to reflect the restatement. The foregoing items have not been updated to reflect other events occurring after the date of the Original Report, or to modify or update those disclosures affected by subsequent events. Other events occurring after the filing of the Original Report and other disclosures necessary to reflect subsequent events have been addressed in the Company's periodic reports filed with the SEC subsequent to the filing of the Original Report, including the First Amended Report, the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005, as amended, Quarterly Reports on Form 10-QSB for the periods ended January 31, 2006 and April 30, 2006, as amended, and Current Reports on Form 8-K filed on October 3, 2005, December 23, 2005, January 30, 2006, February 1, 2006, February 10, 2006, March 9, 2006, March 13, 2006, and March 15, 2006 (collectively, the "Subsequent Reports"). The information in the Subsequent Reports updates and supersedes the information contained in the Original Report, the First Amended Report and this Report. In addition, the exhibit list in Item 6 of Part II has not been updated except that currently-dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed with this Form 10-QSB/A as Exhibits 31 and 32.

                         PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                                   FORM 10-QSB/A

                     RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES

                                  JULY 31, 2005

                                TABLE OF CONTENTS

                                    PART ITEM

                                                                            PAGE



I FINANCIAL INFORMATION:
       1. FINANCIAL STATEMENTS:

          CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
          At July 31, 2005 (Restated)                                        2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
          For the Nine and Three Months Ended July 31, 2005 (Restated)
          and 2004                                                         3-4

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
          (Unaudited)
          For the Nine Months Ended July 31, 2005 (Restated)                 5

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
          For the Nine Months Ended July 31, 2005 (Restated) and 2004      6-7

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS            8-22

       2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                      23-27

       3. CONTROLS AND PROCEDURES                                           28

II  OTHER INFORMATION:
       1. LEGAL PROCEEDINGS                                                 29
       2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       29
       4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               29
       6. EXHIBITS                                                          30

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
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
  Convertible notes payable (net of
     debt discount of $21,167)                                     $    838,829
  Notes payable                                                       2,196,976
  Conversion option liability                                         1,500,000
  Derivative liabilities - warrants                                     519,963
  Accounts payable and accrued expenses                               1,178,439
                                                                   ------------
      TOTAL CURRENT LIABILITIES                                       6,234,207

Long-term portion of convertible notes
     payable (net of debt discount of $5,000)                            25,375

Long-term portion of convertible debentures
     (net of debt discount of $3,347,344)                               277,656

Long-term portion of notes payable                                      432,537
                                                                   ------------

      TOTAL LIABILITIES                                               6,969,775
                                                                   ------------
Commitments, Contingencies and Other Matters

Stockholders' Equity:
  Preferred stock - $0.01 par value; 15,000,000 shares
    authorized; Series A junior participating preferred
    stock; -0- shares issued and outstanding                                 --
  Common stock - $0.001 par value; 500,000,000 shares
    authorized; 118,031,737 issued and outstanding                      118,032
  Additional paid-in capital                                         58,986,985
  Unearned compensation                                                (155,682)
  Accumulated deficit                                               (58,251,663)
                                                                   ------------

      TOTAL STOCKHOLDERS' EQUITY                                        697,672
                                                                   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  7,667,447
                                                                   ============


See notes to condensed consolidated financial statements.

                     RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    For the Nine Months Ended
                                                            July 31,
                                                   ----------------------------
                                                       2005            2004
                                                    (Restated)
                                                   ------------    ------------
REVENUES                                           $     26,558    $    231,292
                                                   ------------    ------------

OPERATING EXPENSES:
  Cost of sales                                          11,945         115,665
  Impairment of film in distribution                  1,009,777              --
  Research and development expenses (including
   stock based compensation of $296,667
   and $0, respectively)                                303,720          10,000
  Selling, general and administrative expenses
  (including stock based compensation of $998,963
   and $1,241,146, respectively)                      2,460,145       2,749,317
                                                   ------------    ------------
      TOTAL OPERATING EXPENSES                        3,785,587       2,874,982
                                                   ------------    ------------

OPERATING LOSS                                       (3,759,029)     (2,643,690)
                                                   ------------    ------------
OTHER (INCOME) EXPENSES:
  Interest expense                                    1,183,318         595,478
  Derivative gain                                    (1,799,103)             --
  Amortization of deferred financing costs              120,934          41,802
  Amortization of unearned financing costs                   --          99,933
  Gain on sale of property and equipment                (20,000)             --
  Gain on exchange of redeemable series B
    preferred stock into common stock                   (55,814)             --
  Gain on conversion of accrued expenses
    into convertible notes payable                      (33,514)             --
  Gain on forgiveness of liabilities                    (99,369)             --
  Other                                                   5,008            (905)
                                                   ------------    ------------

      TOTAL OTHER (INCOME) EXPENSES                    (698,540)        736,308
                                                   ------------    ------------

NET LOSS                                           $ (3,060,489)   $ (3,379,998)
                                                   ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE        $      (0.03)   $      (0.04)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                        99,459,187      76,689,939
                                                   ============    ============


See notes to condensed consolidated financial statements.

                     RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   For the Three Months Ended
                                                            July 31,
                                                 ------------------------------
                                                      2005             2004
                                                   (Restated)
                                                 -------------    -------------

REVENUES                                         $      10,360    $      60,449
                                                 -------------    -------------
OPERATING EXPENSES:
  Cost of sales                                             --           29,451
  Impairment of film in distribution                 1,009,777               --
  Research and development expenses (including
   stock based compensation of $296,667 and
   $0, respectively)                                   296,667               --
  Selling, general and administrative
    expenses (including stock based
    compensation of $110,033 and $175,000,
    respectively)                                      888,811          561,059
                                                 -------------    -------------

      TOTAL OPERATING EXPENSES                       2,195,255          590,510
                                                 -------------    -------------

OPERATING LOSS                                      (2,184,895)        (530,061)
                                                 -------------    -------------
OTHER (INCOME) EXPENSES:
  Interest expense                                     543,672          411,075
  Derivative gain                                   (1,799,103)              --
  Amortization of deferred financing costs              67,825           18,930
  Amortization of unearned financing costs                  --            5,224
  Gain on forgiveness of liabilities                   (99,369)              --
                                                 -------------    -------------

      TOTAL OTHER (INCOME) EXPENSES                 (1,286,975)          435,229
                                                 -------------    -------------

NET LOSS                                         $    (897,920)   $    (965,290)
                                                 =============    =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE      $       (0.01)   $       (0.01)
                                                 =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                      111,616,151       78,719,909
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


                                 Common Stock              Additional                                       Total
                       --------------------------------     Paid-In        Unearned      Accumulated    Stockholders'
                             Shares          Amount         Capital      Compensation      Deficit         Equity
                       -----------------------------------------------------------------------------------------------
Balance at November 1,
2004                         84,781,959   $     84,782   $ 55,031,976    $   (164,500)   $(55,191,174)   $   (238,916)

Issuance of common
stock for cash               10,289,026         10,289        824,811              --              --         835,100
Issuance of common
stock under consulting
agreements                    2,837,500          2,838        339,162        (342,000)             --              --
Issuance of common
stock for services            5,073,015          5,073        309,594        (314,667)             --              --
Issuance of common
stock to key employees
and directors                 2,750,000          2,750        449,750        (452,500)             --              --
Issuance of common
stock for conversion
of notes payable and
convertible debentures        6,556,836          6,557        981,790              --              --         988,347
Issuance of common
stock for liquidated
damages                         639,998            640         95,360              --              --          96,000
Issuance of common
stock for below market
issuance                         29,457             29          4,979              --              --           5,008
Issuance of common
stock in payment of
accounts payable and
accrued expenses                422,783            423         71,488              --              --          71,911
Issuance of common
stock in exchange for
surrender of convertible
preferred stock               4,651,163          4,651        739,535              --              --         744,186
Stock Options issued
for professional
services                             --             --        165,869        (165,869)             --              --
Warrants issued for
professional services                --             --         11,776         (11,776)             --              --
Stock offering costs                 --             --        (39,105)             --              --         (39,105)
Amortization of
unearned compensation
expense                              --             --             --        1,295,630              --       1,295,630

Net loss                             --             --             --              --      (3,060,489)     (3,060,489)
                       -----------------------------------------------------------------------------------------------
Balance at July 31,
2005                        118,031,737   $    118,032   $ 58,986,985    $   (155,682)   $(58,251,663)   $    697,672
                       ===============================================================================================


See notes to condensed consolidated financial statements.






                         RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                               For the Nine Months Ended
                                                                       July 31,
                                                                  2005           2004
                                                               (RESTATED)
                                                              -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(3,060,489)   $(3,379,998)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Consulting fees and other compensatory elements of
        stock issuances                                         1,295,630      1,241,146
      Derivative gain                                          (1,799,103)            --
      Issuance of common stock for below market issuance            5,008             --
      Impairment of film in distribution                        1,009,777             --
      Amortization of unearned financing costs                         --         99,933
      Amortization of deferred financing costs                    120,934         41,802
      Amortization of film in production costs                     11,945        115,665
      Amortization on debt discount on notes                      941,531        316,669
      Depreciation                                                 24,492         13,105
      Gain on sale of property and equipment                      (20,000)            --
      Gain on exchange of redeemable series B
        preferred stock into common stock                         (55,814)            --
      Gain on conversion of accrued expenses
        into convertible notes payable                            (33,514)            --
      Gain on forgiveness of liabilities                          (99,369)            --
    Change in Assets (Increase) Decrease:
      Other current assets                                        (24,035)         1,673
      Other assets                                                 (2,790)          (399)
    Change in Liabilities Increase(Decrease):
      Accounts payable and accrued expenses                       (66,248)       219,951
                                                              -----------    -----------
      NET CASH USED IN OPERATING ACTIVITIES                    (1,752,045)    (1,330,453)
                                                              -----------    -----------
CASH USED IN INVESTING ACTIVITIES

  Acquisition of license                                               --        (95,000)
  Acquisition of property and equipment                           (11,161)            --
                                                              -----------    -----------
      NET CASH USED IN INVESTING ACTIVITIES                       (11,161)       (95,000)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                       --         45,636
  Proceeds from issuance of common stock                          835,100        379,500
  Offering costs related to stock issuances                            --        (14,075)
  Proceeds from convertible debentures                          3,500,000      1,350,000
  Proceeds from note payable                                           --         12,000
  Proceeds from convertible notes payable                         300,000             --
  Capitalized financing costs                                    (422,010)      (112,500)
  Repayments of convertible debentures                                 --       (300,000)
  Repayments of notes payable                                  (1,120,048)            --
  Repayments of convertible notes payable                        (401,540)      (250,000)
                                                              -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                 2,691,502      1,110,561
                                                              -----------    -----------

INCREASE (DECREASE) IN CASH                                       928,296       (314,892)

CASH - BEGINNING                                                  127,811        319,786
                                                              -----------    -----------

CASH - ENDING                                                 $ 1,056,107    $     4,894
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

GOING CONCERN
-------------

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the three months and nine months ended July 31, 2005, the Company incurred net losses of approximately $900,000 and $3,060,000, respectively, and as of July 31, 2005 had a working capital deficiency of approximately $5.1 million. In addition, management believes that the Company will continue to incur net losses and cash outflows from operating activities through at least the first half of 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                     RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - RESTATEMENT

On July 6, 2006, the Company's Board of Directors, after consultations by management and the Audit Committee with the Company's independent registered public accounting firm, concluded that the classification of warrants issued in connection with the 2005 convertible debentures was not in accordance with interpretations of Emerging Issues Task Force ("EITF") Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In, a Company's Own Stock." Accordingly the condensed consolidated financial statements included in the Company's Quarterly Report on Form 10-QSB for the period ended July 31, 2005, as filed on September 14, 2005 and as amended on February 10, 2006 (the "July 2005 10-QSB") have been restated to correct the accounting for the warrants as derivative liabilities. The previously issued condensed consolidated financial statements included in the July 2005 10-QSB should not be relied upon. As a result of this restatement, $2,019,963 included in stockholders' equity at July 31, 2005 should have been recorded as a derivative liability and the Company should have recorded a gain of $1,799,103 on the change in fair value of derivative liabilities for the three months and nine months ended July 31, 2005. The treatment of this non-cash accounting item results in a decrease in the Company's net loss for the three months and nine months ended July 31, 2005 as follows:

                                         For the                       For the
                                      Three Months                   Nine Months
                                   Ended July 31, 2005            Ended July 31, 2005
                               ---------------------------   ---------------------------
                              (As Previously (As Currently   (As Previously (As Currently
                                 Restated)     Restated)        Restated)     Restated)
                               ------------- -------------   ------------- -------------
Net loss                       $(2,697,023)   $(897,920)      $(4,859,592)  $(3,060,489)

Basic and diluted
net loss per share
of common stock                $     (0.02)   $   (0.01)      $     (0.05)  $     (0.03)

The correction of the above also results in the following changes to the Company's stockholders' equity and liabilities at July 31, 2005:

                                               (As Previously (As Currently
                                                  Restated)     Restated)
                                               -------------   -------------

Total liabilities                               $ 6,449,812    $ 6,969,775

Stockholders' equity                            $ 1,217,635    $   697,672

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

                                                            For the Nine                 For the Three
                                                            Months Ended                  Months Ended
                                                              July 31,                      July 31,
                                                     --------------------------    --------------------------
                                                         2005           2004           2005           2004
                                                      (Restated)                    (Restated)
                                                     -----------    -----------    -----------    -----------
Net loss, as reported                                $(3,060,489)   $(3,379,998)   $  (897,920)   $  (965,290)

Add: Stock-based employee compensation
  expense included in reported net loss                       --             --        (20,915)            --

Less: Total stock-based employee compensation
  expense determined under the fair value-based
  method of all awards                                  (794,819)       (80,000)      (604,031)            --
                                                     -----------    -----------    -----------    -----------
Net loss, pro-forma                                  $(3,855,308)   $(3,459,998)   $(1,522,866)   $  (965,290)
                                                     ===========    ===========    ===========    ===========
Basic and Diluted Net Loss per Common Share:

        As reported                                  $     (0.03)   $     (0.04)   $     (0.01)   $     (0.01)
                                                     ===========    ===========    ===========    ===========
        Pro-forma                                    $     (0.04)   $     (0.04)   $     (0.01)   $     (0.01)
                                                     ===========    ===========    ===========    ===========

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

NOTE 4 - FILM IN DISTRIBUTION

In April 2000, the Company entered into a joint venture production agreement to produce a feature length film ("Step Into Liquid") for theatrical distribution. The Company agreed to provide the funding for the production in the amount of up to $2,250,000 and, in exchange, received a 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to its initial investment of up to $2,250,000. As of July 31, 2005 the Company has funded a net of $2,335,101 for completion of the film. The film is currently in foreign and DVD distribution. Based upon information received from the Company's film distributor in January 2005, the Company recorded an impairment charge of $977,799 during the three months ended October 31, 2004 which reduced the

                     RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - FILM IN DISTRIBUTION (CONTINUED)

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

NOTE 7 - CONVERTIBLE NOTES PAYABLE

The Company entered into several convertible promissory note agreements with various trusts and individuals to fund the operations of the Company. The Company agreed to pay the principal and an additional amount equal to 50% of the principal on all notes below except for one note for $10,000 which accrues interest at the rate of 9% per annum and the March 2005 convertible promissory note discussed below.

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
                                                               ===========

(1) The note was issued in October 2001 in the amount of $250,000, and due only when receipts received by the Company from its Top Secret Productions, LLC joint venture exceed $375,000. The note and any accrued and unpaid interest may be converted at any time, in whole or in part, into shares of common stock at a conversion price per share of $0.40. The Company made payments of $8,000 and $18,000 during the three months and nine months ended July 31, 2005, respectively.
(2) The notes were issued during the period from March 2002 through July 2003 in the aggregate amount of $478,000, and due only when receipts received by the Company from its Top Secret Productions, LLC joint venture exceed $2,250,000. The notes and any accrued and unpaid interest may be converted at any time, in whole or in part, into shares of common stock at conversion prices per share ranging from $0.33 to $1.00. Principal of $5,000 and accrued interest of $2,500 was converted into 17,857 shares of common stock during the nine months ended July 31, 2005.
(3) The note was issued in July 2003 in the amount of $10,000, and due only when receipts received by the Company from its Top Secret Productions, LLC joint venture exceed $750,000. The note and any accrued and unpaid interest may be converted at any time, in whole or in part, into shares of common stock at a conversion price per share of $0.60.
(4) In March 2005, the Company issued in favor of the Company's executive vice president, a non-interest bearing convertible promissory note in the principal amount of $383,911. The convertible promissory note was issued in evidence of the Company's obligation for deferred compensation. In accordance with APB 21, imputed interest (at an effective rate of 15%) was calculated to arrive at the fair value of the convertible promissory note. The difference between the face amount and the present value upon issuance of the convertible promissory note is shown as a discount that is amortized as interest expense over the life of the convertible promissory note. Amortization of debt discount on this note was $5,292 and $7,347 for the three months and nine months ended July 31, 2005, respectively. The convertible promissory note is payable in monthly installments, on the first day of each month, beginning on April 1, 2005. Each month, the Company must pay to the executive vice president an amount not less than the monthly base salary paid to the Company's chief executive officer. However, if the Company determines in its sole discretion that it has the financial resources available, it may pay up to $20,833 per month. The Company made payments of $87,915 and $103,540 during the three months and nine months ended July 31, 2005, respectively. The note may be converted into shares of common stock at a conversion price per share equal to the closing price of the common stock on the Over-the-Counter Bulletin Board on the date of conversion.

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

In connection with the issuance of the 2005 Debentures, the Company issued to the purchasers thereof warrants (the "Investor Warrants") to purchase 33,936,650 shares of common stock valued at $2,000,000 on the issuance date, with warrants for 11,312,220 shares being exercisable through the last day of the month in which the first anniversary of the effective date of the Registration Statement occurs (August 31, 2006) at a per share exercise price of $0.1547 and warrants for 22,624,430 shares being exercisable through the last day of the month in which the third anniversary of the effective date of the Registration Statement occurs (August 31, 2008) at a per share exercise price of $0.3094.

In connection with the issuance of the 2005 Debentures, the Company also issued to a placement agent warrants to purchase up to 5,656,108 shares of Common Stock (the "Compensation Warrants") valued at $319,066 on the issuance date. This amount was recorded as a deferred financing cost and is being charged to interest expense over the term of the 2005 Debentures. Warrants to purchase up to 2,262,443 shares are exercisable through the last day of the month in which the third anniversary of the effective date of the Registration Statement occurs (August 31, 2008) at a per share exercise price of $0.3094. Warrants to purchase up to 2,262,443 shares are exercisable through the last day of the month in which the third anniversary of the closing occurs (May 31, 2008) at a per share exercise price of $0.1547. Warrants to purchase up to 1,131,222 shares are exercisable through the last day of the month in which the first anniversary of the effective date of the Registration Statement occurs (August 31, 2006) at a per share exercise price of $0.1547. The Compensation Warrants are otherwise exercisable on substantially the same terms and conditions as the Investor Warrants.

Holders of the Investor Warrants are entitled to exercise those warrants on a cashless basis following the first anniversary of issuance if the Registration Statement is not in effect at the time of exercise.

The gross proceeds of $3,500,000 were recorded net of a debt discount of $3,500,000. The debt discount consisted of a $2,000,000 value related to the Investor Warrants and a $1,500,000 value related to the embedded conversion feature in accordance with EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock". Due to certain factors, including an uncapped liquidated damages provision in the registration rights agreement and an indeterminate amount of shares to be issued upon conversion of the debentures, the Company separately values and accounts for the embedded conversion feature related to the 2005 Debentures, the Investor Warrants, the Compensation Warrants, and the registration rights as derivative liabilities. Accordingly, these derivative liabilities are measured at fair value with changes in fair value reported in earnings as long as they remain classified as liabilities. The Company reassesses the classification at each balance sheet date. If the classification required under EITF No. 00-19 changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. Due to various factors, including substantial conversions of the 2005 Debentures and the registration statement becoming effective on August 1, 2005, the value of the registration rights was deemed to be de minimus at July 31, 2005.

A gain on the change in fair value of the derivative liabilities of $1,799,103 was recognized during the three months and nine months ended July 31, 2005.

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

RESTATEMENT

On July 6, 2006, the Company's Board of Directors, after consultations by management and the Audit Committee with The Company's independent registered public accounting firm, concluded that the classification of warrants issued in connection with the 2005 convertible debentures was not in accordance with interpretations of Emerging Issues Task Force ("EITF") Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In, a Company's Own Stock." Accordingly the condensed consolidated financial statements included in the Company's Quarterly Report on Form 10-QSB for the period ended July 31, 2005, as filed on September 14, 2005 and as amended on February 10, 2006 (the "July 2005 10-QSB") have been restated to correct the accounting for the warrants as derivative liabilities. The previously issued condensed consolidated financial statements included in the July 2005 10-KSB should not be relied upon. As a result of this restatement, $2,019,963 included in stockholders' equity at July 31, 2005 should have been recorded as a derivative liability and the Company should have recorded a gain of $1,799,103 on the change in fair value of derivative liabilities for the three months and nine months ended July 31, 2005. The treatment of this non-cash accounting item results in a decrease in the Company's net loss for the three months and nine months ended July 31, 2005 as follows:

                                         For the                       For the
                                      Three Months                   Nine Months
                                   Ended July 31, 2005            Ended July 31, 2005
                               ---------------------------   ---------------------------
                              (As Previously (As Currently  (As Previously (As Currently
                                  Restated)    Restated)        Restated)    Restated)
                               ------------- -------------   ------------- -------------
Net loss                       $(2,697,023)   $(897,920)      $(4,859,592)  $(3,060,489)

Basic and diluted
net loss per share
of common stock                $     (0.02)   $   (0.01)      $     (0.05)  $     (0.03)

The correction of the above results in the following changes to the Company's stockholders' equity and liabilities at July 31, 2005:

                                           (As Previously        (As Currently
                                              Restated)            Restated)
                                            -------------        -------------

Total liabilities                            $ 6,449,812         $ 6,969,775

Stockholders' equity                         $ 1,217,635         $   697,672

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

TECHNOLOGY LICENSE

We have entered into a technology license agreement that may impact our future results of operations. Royalty payments, if any, under this license would be reflected in our consolidated statements of operations as a component of cost of sales.

In April, 2002, we entered into a development and license agreement with Adaptive Networks, Inc. ("Adaptive"), to acquire a worldwide, perpetual license to Adaptive's PowerstreamTM technology, intellectual property and patent portfolio. The licensed PowerstreamTM technology provides the core technology for our semiconductor products. We have also jointly developed technology with Adaptive that enhances the licensed technology.

In consideration of the development services provided and the licenses granted to us by Adaptive, we paid Adaptive an aggregate of $5,571,000 between 2002 and 2004 consisting of cash and our assumption of certain Adaptive liabilities. In addition to the above payments, Adaptive is entitled to a percentage of any net sales of products sold by us and any license revenue we receive from the licensed and co-owned technologies less the first $5,000,000 that would otherwise be payable to them under this royalty arrangement

RESULTS OF OPERATIONS

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

OTHER (INCOME) EXPENSES. Other income for the three months and the nine months ended July 31, 2005 was attributable primarily to the gain on the change in fair value of derivative liabilities, gain on sale of property and equipment, gain on forgiveness of liabilities, and gain on exchange, including conversion of certain Company liabilities into the Company's Common Stock. There were no significant gains recorded during the three months and nine months ended

July 31, 2004. Other expenses included primarily interest expense and amortization of deferred financing costs. Interest expense increased $132,597 and $587,840, or 32% and 99%, for the three months and the nine months ended July 31, 2005, respectively, when compared with the same period in 2004, primarily as a result of the issuance of $3,500,000 principal amount of the 2005 Debentures in May 2005 and additional short-term financing obtained during fiscal year 2004, which remained outstanding during 2005. The increase in amortization of deferred financing costs by 258% and 189% for the three months and nine months ended July 31, 2005, when compared with the same period in 2004, was a result of higher amortization of the Compensation Warrants and other financing costs primarily related to the 2005 Debentures.

NET LOSS. For the three months ended July 31, 2005, the net loss decreased $67,370 or 7% from $965,290 to $897,920 primarily due to the impairment recorded on the Film in Distribution ($1,009,777), higher research and development expenses related to stock issuances ($296,667), higher selling, general and administrative expenses ($327,752), and higher interest costs, including amortization expenses ($181,492), offset by a gain on the change in fair value of derivative liabilities ($1,799,103) and a gain on the forgiveness of liabilities ($99,369). For the nine months ended July 31, 2005, the net loss decreased $319,509, or 9%, from $3,379,998 to $3,060,489, primarily due to the impairment recorded on the Film in Distribution ($1,009,777), an increase in research and development expenses ($293,720), and higher interest costs, including amortization expenses ($666,972), offset by reductions in selling, general and administrative expenses ($289,172), cost of sales ($103,720), a gain on the change in fair value of derivative liabilities ($1,799,103) and other gains.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $1,056,107 as of July 31, 2005 compared to $127,811 at October 31, 2004. As discussed below, in May 2005, the Company raised net proceeds of approximately $3.11 million from the private placement of certain of its securities.

Net cash used in operating activities was $1,752,045 for the nine months ended July 31, 2005 compared to $1,330,453 for the same period in 2004. The increase in cash used by operations is primarily attributable to a decrease in the net loss during the nine months ended July 31, 2005 as compared to the nine months ended July 31, 2004, offset by a gain on the change in fair value of derivative liabilities of $1,799,103 as well as changes in the outstanding balance of accounts payable and accrued expenses.

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

ITEM 3.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of this report. As described in Part I, Item 2 above under the heading, "RESTATEMENT," the Company's Board concluded that the classification of warrants issued by the Company in connection with the 2005 convertible debentures was not in accordance with the interpretations of Emerging Issues Task Force ("EITF") Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In, a Company's Own Stock." Accordingly, the Board authorized this restatement of the Company's condensed consolidated financial statements at and for the period ended July 31, 2005, as well as its condensed consolidated financial statements at and for the periods ended January 31, 2006 and April 30, 2006 and its consolidated financial statements at and for the fiscal year ended October 31, 2005. Because the above was not prevented by the Company's then-existing disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer has concluded based upon his evaluation that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company believes that, as a result of its consultations with counsel, the Company's outside auditors, and other accounting professionals, it has improved its disclosure controls and procedures in the area of financial reporting of complex equity transactions such as the convertible debentures and accompanying warrants.

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

                                      RIM SEMICONDUCTOR COMPANY


DATED: July 10, 2006              BY: /S/ BRAD KETCH
                                          -------------------------------
                                          BRAD KETCH
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                          (PRINCIPAL EXECUTIVE, FINANCIAL AND
                                          ACCOUNTING OFFICER AND AUTHORIZED
                                          SIGNATORY)