Form 10KSB/A
period 2005-10-31
Rim Semiconductor CO
filed 2006-07-11
CIK 1026595

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 2 TO

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

         Issuer's revenues for the fiscal year ended October 31, 2005: $39,866

         The aggregate market value of common stock held by non-affiliates of the registrant as of April 29, 2005 was $18,944,519 (based on the last reported sale price of $0.18 per share on April 29, 2005).

         The number of shares of the issuer's common stock outstanding as of July 5, 2006 was 324,973,732.

         DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's definitive Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 9, 10, 11, 12 and 14.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

EXPLANATORY NOTE

This Amendment No. 2 to Annual Report on Form 10-KSB (the "Report") is being filed by Rim Semiconductor Company (the "Company") to amend the Company's Annual Report on Form 10-KSB for the period ended October 31, 2005 that was initially filed with the Securities and Exchange Commission (the "SEC") on January 30, 2006 (the "Original Report") and amended on February 28, 2006 (the "First Amended Report"). The Company is also filing amendments to its Quarterly Reports on Form 10-QSB for the periods ended July 31, 2005, January 31, 2006 and April 30, 2006.

This Report reflects the restatement of the Company's previously issued consolidated financial statements at and for the period ended October 31, 2005, and the notes related thereto, as discussed in Note 2 to the consolidated financial statements included herein. This Report only amends and restates Items 6, 7 and 8A of Part II of the Original Report to reflect the restatement. The foregoing items have not been updated to reflect other events occurring after the date of the Original Report, or to modify or update those disclosures affected by subsequent events. Other events occurring after the filing of the Original Report and other disclosures necessary to reflect subsequent events have been addressed in the Company's periodic reports filed with the SEC subsequent to the filing of the Original Report, including the First Amended Report, Quarterly Reports on Form 10-QSB for the periods ended January 31, 2006 and April 30, 2006, as amended, and Current Reports on Form 8-K filed on January 30, 2006, February 1, 2006, February 10, 2006, March 9, 2006, March 13, 2006,
and March 15, 2006 (collectively, the "Subsequent Reports"). The information in the Subsequent Reports updates and supersedes the information contained in the Original Report, the First Amended Report and this Report. In addition, the exhibit list in Item 13 of Part III has not been updated except that currently-dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed with this Form 10-KSB/A as Exhibits 31.1 and 32.1.

                            RIM SEMICONDUCTOR COMPANY
                        2005 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                               2

ITEM 2.  DESCRIPTION OF PROPERTY                                              15

ITEM 3.  LEGAL PROCEEDINGS                                                    15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  15

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS             16

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            17

ITEM 7.  FINANCIAL STATEMENTS                                                 26

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                             26

ITEM 8A. CONTROLS AND PROCEDURES                                              27

ITEM 8B. OTHER INFORMATION                                                    27

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                    28

ITEM 10. EXECUTIVE COMPENSATION                                               28

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS                                      28

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       28

ITEM 13. EXHIBITS                                                             28

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES                                 32

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

         WE HAVE A HISTORY OF LOSSES AND WE EXPECT THESE LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

         Since inception, we have incurred significant net losses. We incurred net losses of $4,690,382 and $5,506,287 for the years ended October 31, 2005 and 2004, respectively. As of October 31, 2005, we had an accumulated deficit of $59,881,556. We expect to continue to incur net losses for the foreseeable future as we continue to develop our products and semiconductor technology. We have been funding our operations through the sale of our securities and expect to continue doing so for the foreseeable future. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk Factors" section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect to increase expense levels on research and development, engineering, manufacturing, marketing, sales and administration as we begin to market our products, and to invest in new semiconductor technologies. These expenditures will necessarily precede the realization of substantial revenues from the commercialization of the Semiconductor Technologies and sales of products, if any, which may result in future operating losses.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         We urge you to read the following discussion in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-KSB/A.

         This Annual Report on Form 10-KSB/A reflects a restatement of the Company's previously issued consolidated financial statements included in our Annual Report on Form 10-KSB for the period ended October 31, 2005 (the "Original Report"), as discussed below and in Note 2 to the consolidated financial statements included herein. In the preparation of this report, we have revised language within Management's Discussion and Analysis of Financial Condition and Results of Operations from the Original Report to reflect the restatement. No other information has been amended or updated to reflect other events occurring after the date of the Original Report or to modify or update those disclosures affected by subsequent events. Information contained herein continues to speak as of the date of the Original Report, and we have not updated the disclosures contained herein to reflect subsequent events.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

         Our prospects are subject to uncertainties and risks. In this Annual Report on Form 10-KSB/A, we make forward-looking statements under the headings "Item 1. Business," "Item 6. Management's Discussion and Analysis or Plan of Operation," and elsewhere, that also involve substantial uncertainties and risks. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as "if," "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

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

RESTATEMENT

         On July 6, 2006, the Company's Board of Directors, after consultations by management and the Audit Committee with the Company's independent registered public accounting firm, concluded that the classification of warrants issued in connection with the 2005 convertible debentures was not in accordance with interpretations of Emerging Issues Task Force ("EITF") Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In, a Company's Own Stock." Accordingly, the consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the period ended October 31, 2005, as filed on January 30, 2006 and amended on February 28, 2006 (the "2005 10-KSB") have been restated to correct the accounting for the warrants as derivative liabilities. The previously issued consolidated financial statements included in the 2005 Form 10-KSB should not be relied upon. As a result of this restatement, $86,062 included in stockholders' equity at October 31, 2005 should have been recorded as a derivative liability and the Company should have recorded a gain of $2,233,004 on the change in fair value of derivative liabilities for the fiscal year ended October 31, 2005. The treatment of this non-cash accounting item results in a decrease in the Company's net loss for the fiscal year ended October 31, 2005 as follows:

                                                        For the
                                                      Fiscal Year
                                                 Ended October 31, 2005
                                              ---------------------------
                                              (As Reported) (As Restated)
                                              ------------- -------------

Net loss                                      $(6,923,386)   $(4,690,382)

Basic and diluted
net loss per share
of common stock                               $     (0.06)   $     (0.04)

          The correction of the above results in the following changes to the Company's stockholders' equity and liabilities at October 31, 2005:

                                            (As Reported)        (As Restated)
                                            -------------        -------------

Total liabilities                            $ 4,778,329         $ 4,864,391

Stockholders' equity                         $ 1,726,636         $ 1,640,574

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

         CONVERTIBLE DEBENTURES

         Proceeds of the 2005 Debentures are recorded as a liability net of a debt discount consisting of the fair values attributed to the related warrants and to the embedded conversion features. In accordance with EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock", due to certain factors, including an uncapped liquidated damages provision in the registration rights agreement and an indeterminate amount of shares to be issued upon conversion of the debentures, the Company separately values and accounts for the embedded conversion features, related warrants, and registration rights as derivative liabilities. Accordingly, these derivative liabilities are measured at fair value with changes in fair value reported in earnings as long as they remain classified as liabilities. The Company reassesses the classification at each balance sheet date. If the classification required under EITF No. 00-19 changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.

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

In consideration of the development services provided and the licenses granted to us by Adaptive, we paid Adaptive an aggregate of $5,571,000 between 2002 and 2004 consisting of cash and our assumption of certain Adaptive liabilities. In addition to the above payments, Adaptive is entitled to a percentage of any net sales of products sold by us and any license revenue we receive from the licensed and co-owned technologies less the first $5,000,000 that would otherwise be payable to them under this royalty arrangement.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED OCTOBER 31, 2005 (the "2005 period") AND THE YEAR ENDED OCTOBER 31, 2004 (the "2004 period")

         REVENUES. Revenues for the 2005 period were $39,866. Of this amount, $29,066 was in the form of guarantee and/or license payments relating to the U.S. distribution of the Film and the remainder was fees relating to foreign distribution of the Film. No revenues were recorded in connection with our semiconductor business for the 2005 and 2004 Periods. Revenues for the 2004 period were $287,570, of which $94,788 was in the form of guaranteed and license payments and the remainder was foreign distribution fees for the Film. Revenues for the 2005 period decreased 86% or $247,704 from the 2004 period due to an overall decline in the level of guarantee and license payments in addition to a decrease in the number and value of license agreements for distribution of the Film or portions of the Film in foreign markets.

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

         Other income in the 2005 period included gains totaling $3,239,034 related to the gain on the change in the fair value of derivative liabilities ($2,233,004), the sale of property and equipment ($20,000), the exchange of Redeemable Series B Preferred Stock into common stock ($55,814), the conversion of accrued expenses into convertible notes payable (33,514), and the forgiveness of liabilities ($896,702). The forgiveness of liabilities consisted primarily of the forgiveness of liabilities to service providers and the reduction of principal owed on the promissory note to Zaiq Technologies, Inc.($797,333). The terms of the Zaiq Technologies, Inc. promissory note provide for the forgiveness in the outstanding principal amount by $797,333 on each of the six-month and twelve-month anniversaries of the date of the promissory note. In October 2005, $797,333 was forgiven in accordance with these terms.

         There were no derivative liabilities outstanding in the 2004 period.

         NET LOSS. During the 2005 period our net loss decreased $815,905 or 15% from $5,506,287 to $4,690,382 as the result of a decrease in the gross profit generated on the Film ($116,958), higher interest costs ($2,143,555), higher amortization of deferred financing costs ($523,755), a larger impairment of the Film ($31,978), and higher research and development expenses ($181,306), offset by lower selling, general and administrative expenses ($489,262), lower amortization of unearned financing costs ($85,161), and gains totaling $3,239,034 as discussed under Other (Income) Expenses above.

LIQUIDITY AND CAPITAL RESOURCES

         Cash balances totaled approximately $543,000 at January 25, 2006, $373,481 at October 31, 2005, and $127,811 at October 31, 2004.

         Net cash used in operating activities was $2,412,199 in fiscal 2005, compared to $1,647,678 in fiscal 2004. The increase in cash used in operations was principally the result of the following items:

         o A decrease in the net loss, which was $4,690,382 in the 2005 period, compared with $5,506,287 in the 2004 period;

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

         o gain on the change in fair value of derivative liabilities of $2,233,004 in the 2005 period relating to warrants issued in May 2005 in connection with the May 2005 debentures;

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

         EITF Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'" ("EITF No. 05-4") addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF No. 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. The adoption of this pronouncement is not expected to have an impact on our consolidated financial position, results of operations, or cash flows.

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

         In September 2005, the FASB ratified EITF Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature" ("EITF No. 05-8"), which addresses the treatment of convertible debt issued with a beneficial conversion feature as a temporary difference under the guidance in SFAS 109. In addition, deferred taxes recognized for a temporary difference of debt with a beneficial conversion feature should be recognized as an adjustment of additional paid-in capital. Entities should apply the guidance in EITF No. 05-8 in the first interim or annual reporting period that begins after December 15, 2005. Its provisions should be applied retrospectively under the guidance in SFAS 154 to all convertible debt instruments with a beneficial conversion feature accounted for under the guidance in EITF No. 00-27 "Application of EITF Issue No. 98-5 'Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.'" We have applied the requirements of EITF No. 05-8 to all previously existing convertible debt instruments with a beneficial conversion feature and will apply the requirements of EITF No. 05-8 beginning on February 1, 2006 for all new convertible debt instruments with a beneficial conversion feature. The adoption of this pronouncement for new convertible debt instruments with a beneficial conversion feature is not expected to have an impact on our consolidated financial position, results of operations, or cash flows.

ITEM 7. FINANCIAL STATEMENTS

         The information called for by this Item 7 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of this report. As described in Item 6 above under the heading, "RESTATEMENT," the Company's Board concluded that the classification of warrants issued by the Company in connection with the 2005 convertible debentures was not in accordance with the interpretations of Emerging Issues Task Force ("EITF") Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In, a Company's Own Stock." Accordingly, the Board has authorized the restatement of the Company's consolidated financial statements at and for the fiscal year ended October 31, 2005, as well as its condensed consolidated financial statements at and for the periods ended July 31, 2005, January 31, 2006 and April 30, 2006. Because the above was not prevented by the Company's then-existing disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer has concluded based upon his evaluation that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company believes that, as a result of its consultations with counsel, the Company's outside auditors, and other accounting professionals, it has improved its disclosure controls and procedures in the area of financial reporting of complex equity transactions such as the convertible debentures and accompanying warrants.

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

10.43 Stock Option Agreement dated January 26, 2006 between the Company and Ray Willenberg, Jr.* (1)

10.44 Stock Option Agreement dated January 26, 2006 between the Company and Walter Chen.*

21.1              Subsidiaries of the Registrant*

23.1              Consent of Marcum & Kliegman, LLP.*

31.1              Rule 13a-14(a) / 15d - 14(a) Certification.**

32.1              Section 1350 Certification.**

-----------------------

          *Incorporated by reference to the same numbered exhibit of the Company's Report on Form 10-KSB for the period ended October 31, 2005, as filed with the Commission on January 30, 2006.

          **Filed herewith.

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


DATE:  JULY 10, 2006                    RIM SEMICONDUCTOR COMPANY


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

      SIGNATURE                                     TITLE                                      DATE
      ---------                                     -----                                      ----


/s/ Brad Ketch                 President, Chief Executive Officer and Director            July 10, 2006
-----------------------        (PRINCIPAL EXECUTIVE OFFICER and PRINCIPAL FINANCIAL
Brad Ketch                      AND ACCOUNTING OFFICER)


/s/ Ray Willenberg, Jr.        Chairman of the Board and Executive Vice President         July 10, 2006
-----------------------
Ray Willenberg, Jr.


/s/ Jack Peckham               Director                                                   July 10, 2006
-----------------------
Jack Peckham


/s/ Thomas J. Cooper           Director                                                   July 10, 2006
-----------------------
Thomas J. Cooper


                                                 33

               INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheets
  At October 31, 2005 (Restated) and 2004                                    F-2

Consolidated Statements of Operations
  for the Years Ended October 31, 2005 (Restated) and 2004                   F-3

Consolidated Statements of Stockholders' Equity (Deficiency)
  for the Years Ended October 31, 2005 (Restated) and 2004            F-4 to F-5

Consolidated Statements of Cash Flows
  for the Years Ended October 31, 2005 (Restated) and 2004            F-6 to F-7

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred net losses of $4,690,382 and $5,506,287 during the years ended October 31, 2005 and 2004, respectively. As of October 31, 2005, the Company had a working capital deficiency of approximately $4,009,620. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2, the accompanying financial statements have been restated to correct for the accounting of the warrants described therein.


                                                       /s/ MARCUM & KLIEGMAN LLP


New York, New York
January 28, 2006, except for Notes 1, 2, 3 (Stock Based Compensation) and 10 which are as of July 6, 2006.

                            RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES

                        (formerly New Visual Corporation and Subsidiaries)

                                    CONSOLIDATED BALANCE SHEETS


                                                                            October 31,
                                                                   -------------------------------
                                                                        2005             2004
                                                                     (Restated)
                                                                   -------------     -------------
ASSETS
------

Current Assets:
   Cash                                                            $    373,481      $    127,811
   Other current assets                                                  34,031             7,984
                                                                   -------------     -------------
 TOTAL CURRENT ASSETS                                                   407,512           135,795

   Property and equipment - net                                           9,922            23,873
   Technology license and capitalized software
        development fee                                               5,751,000         5,751,000
   Film in distribution - net                                                --         1,021,722
   Deferred financing costs - net                                       326,307           187,413
   Other assets                                                          10,224             7,434
                                                                   -------------     -------------
TOTAL ASSETS                                                       $  6,504,965      $  7,127,237
                                                                   =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------

Current Liabilities:
   Convertible notes payable (net of debt discount
       of $20,875 and $0, respectively)                            $    736,997      $    913,000
   Convertible debentures (net of debt discount
       of $0 and $512,778, respectively)                                     --           197,222
   Notes payable                                                      1,834,073         1,002,310
   Conversion option liability                                          778,167                --
   Derivative liabilities - warrants                                     86,062                --
   Accounts payable and accrued expenses                                981,833         2,007,871
                                                                   -------------     -------------
Total Current Liabilities                                             4,417,132         4,120,403

   Long-term portion of convertible debentures (net of
      debt discount of $1,601,586 and $268,750, respectively)           339,125            53,750
   Long-term portion of notes payable                                   108,134                --
   Redeemable Series B Preferred Stock                                       --         3,192,000
                                                                   -------------     -------------
Total Liabilities                                                     4,864,391         7,366,153
                                                                   -------------     -------------
Commitments, Contingencies and Other Matters

Stockholders' Equity (Deficiency):
Preferred stock - $0.01 par value; 15,000,000 shares
  authorized; Series A junior participating preferred
  stock; -0- shares issued and outstanding                                   --                --
Common stock - $0.001 par value; 500,000,000 shares
  authorized; 184,901,320 and 84,781,959 shares issued and
  outstanding at October 31, 2005 and 2004, respectively                184,902            84,782
Additional paid-in capital                                           61,359,999        55,031,976
Unearned compensation                                                   (22,771)         (164,500)
Accumulated deficit                                                 (59,881,556)      (55,191,174)
                                                                   -------------     -------------

      Total Stockholders' Equity (Deficiency)                         1,640,574          (238,916)
                                                                   -------------     -------------
      Total Liabilities and Stockholders' Equity (Deficiency)      $  6,504,965      $  7,127,237
                                                                   =============     =============


      The accompanying notes are an integral part of these consolidated financial statements.


                         RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES

                     (formerly New Visual Corporation and Subsidiaries)

                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           For the Years Ended October 31,
                                                               2005              2004
                                                            (Restated)
                                                          -------------      -------------

REVENUES                                                  $      39,866      $     287,570
                                                          -------------      -------------
OPERATING EXPENSES:
  Cost of sales                                                  11,945            142,691
  Impairment of film in distribution                          1,009,777            977,799
  Research and development expenses (including
    stock based compensation of $296,667
    and $92,500, respectively)                                  366,306            185,000
  Selling, general and administrative expenses
    (including stock based compensation of $1,131,874
    and $1,359,882, respectively)                             2,951,925          3,441,187
                                                          -------------      -------------
    TOTAL OPERATING EXPENSES                                  4,339,953          4,746,677
                                                          -------------      -------------

OPERATING LOSS                                               (4,300,087)        (4,459,107)
                                                          -------------      -------------
OTHER EXPENSES (INCOME):
  Interest expense                                            3,027,147            883,592
  Derivative gain                                            (2,233,004)                --
  Amortization of deferred financing costs                      602,182             78,427
  Amortization of unearned financing costs                           --             85,161
  Gain on sale of property and equipment                        (20,000)                --
  Gain on exchange of Redeemable Series B
   Preferred Stock into common stock                            (55,814)                --
  Gain on conversion of accrued expenses
   into convertible notes payable                               (33,514)                --
  Gain on forgiveness of liabilities                           (896,702)                --
                                                          -------------      -------------

TOTAL OTHER EXPENSES                                            390,295          1,047,180
                                                          -------------      -------------

NET LOSS                                                  $  (4,690,382)     $  (5,506,287)
                                                          =============      =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE               $       (0.04)     $       (0.07)
                                                          =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        114,687,798         78,052,498
                                                          =============      =============


  The accompanying notes are an integral part of these consolidated financial statements.

                                             RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES

                                         (formerly New Visual Corporation and Subsidiaries)

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                      FOR THE YEARS ENDED OCTOBER 31, 2005 (RESTATED) AND 2004

                                                                                                                          Total
                                      Common Stock          Additional     Unearned                                    Stockholders'
                              ---------------------------    Paid-In       Financing      Unearned      Accumulated       Equity
                                  Shares        Amount       Capital        Costs       Compensation      Deficit      (Deficiency)
                              ------------- ------------- -------------  -------------  -------------  -------------  -------------
Balance at October 31, 2004       84,781,959  $     84,782  $ 55,031,976   $         --  $   (164,500)  $(55,191,174)  $   (238,916)

Issuance of common
   stock for cash                 10,289,026        10,289       824,811             --            --             --        835,100
Issuance of common
   stock under consulting
   agreements                      2,837,500         2,838       339,162             --      (342,000)            --             --
Issuance of common
   stock for services              5,073,015         5,073       309,594             --      (314,667)            --             --
Issuance of common
   stock to key employees
   and directors                   2,750,000         2,750       449,750             --      (452,500)            --             --
Issuance of common
   stock for conversion
   of notes payable,
   convertible debentures,
   and accrued interest           72,763,232        72,763     2,636,193             --            --             --      2,708,956
Issuance of common
   stock for liquidated
   damages                           803,331           804        97,646             --            --             --         98,450
Issuance of common
   stock for Below Market
   Issuance                          529,311           529          (529)            --            --             --             --
Issuance of common
   stock in payment of
   accounts payable and
   accrued expenses                  422,783           423        71,488             --            --             --         71,911
Issuance of common
   stock in exchange for
   surrender of convertible
   preferred stock                 4,651,163         4,651       739,535             --            --             --        744,186
Stock options issued for
   professional services                  --            --       165,869             --      (165,869)            --             --
Stock offering costs                      --            --       (39,105)            --            --             --        (39,105)
Reclassification of conversion
   option liability                       --            --       721,833             --            --             --        721,833
Warrants issued for
   professional services                  --            --        11,776             --       (11,776)            --             --
Amortization of unearned
   compensation expense                   --            --            --             --     1,428,541             --      1,428,541
Net loss                                  --            --            --             --            --     (4,690,382)    (4,690,382)
                                ------------  ------------  ------------   ------------  ------------   ------------   ------------
Balance at October 31, 2005      184,901,320  $    184,902  $ 61,359,999   $         --  $    (22,771)  $(59,881,556)  $  1,640,574
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

                                             RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES

                                         (formerly New Visual Corporation and Subsidiaries)

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                      FOR THE YEARS ENDED OCTOBER 31, 2005 (RESTATED) AND 2004


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

                         RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES

                     (formerly New Visual Corporation and Subsidiaries)

                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             For the Years Ended October 31,
                                                                  2005             2004
                                                              (Restated)

                                                              -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(4,690,382)     $(5,506,287)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
       Consulting fees and other compensatory elements of
         stock issuances                                        1,428,541        1,452,382
       Derivative gain                                         (2,233,004)              --
       Interest paid in stock                                          --           13,946
       Penalties paid in stock                                         --           24,000
       Warrants issued for services                                    --           21,147
       Impairment of film in distribution                       1,009,777          977,799
       Gain on sale of property and equipment                     (20,000)              --
       Gain on exchange of Redeemable Series B
         Preferred Stock into common stock                        (55,814)              --
       Gain on conversion of accrued expenses
         into convertible notes payable                           (33,514)              --
       Gain on forgiveness of liabilities                        (896,702)              --
       Amortization of unearned financing costs                        --           85,161
       Amortization of deferred financing costs                   602,182           78,427
       Amortization of film in production costs                    11,945          142,691
       Amortization on debt discount on notes                   2,692,581          568,471
       Depreciation                                                25,112           17,428
    Change in assets (increase) decrease:
       Other current assets                                       (26,047)          (2,969)
       Other assets                                                (2,790)           5,602
    Change in liabilities increase (decrease):
       Accounts payable and accrued expenses                     (224,084)         474,524
                                                              -----------      -----------
         NET CASH USED IN OPERATING ACTIVITIES                 (2,412,199)      (1,647,678)
                                                              -----------      -----------

CASH USED IN INVESTING ACTIVITIES
  Acquisition of technology license and
      development fee                                                  --          (95,000)
  Acquisition of property and equipment                           (11,161)              --
                                                              -----------      -----------
         NET CASH USED IN INVESTING ACTIVITIES                    (11,161)         (95,000)
                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                          835,100          594,000
  Offering costs related to stock issuances                            --          (20,475)
  Proceeds from convertible debentures                          3,500,000        1,350,000
  Proceeds from notes payable                                     300,000          262,000
  Proceeds from convertible notes payable                              --          100,000
  Capitalized financing costs                                    (422,010)        (144,822)
  Repayments of convertible debentures                                 --         (300,000)
  Repayments of notes payable                                  (1,010,021)              --
  Repayments of convertible notes payable                        (534,039)        (290,000)
                                                              -----------      -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                 2,669,030        1,550,703
                                                              -----------      -----------

INCREASE (DECREASE) IN CASH                                       245,670         (191,975)

CASH - BEGINNING OF YEAR                                          127,811          319,786
                                                              -----------      -----------
CASH - ENDING OF YEAR                                         $   373,481      $   127,811
                                                              ===========      ===========


   The accompanying notes are an integral part of these consolidated financial statements.

                                   RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES

                               (formerly New Visual Corporation and Subsidiaries)

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 For the Years Ended October 31,
                                                                                      2005             2004
                                                                                   (Restated)
                                                                                  ------------     ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                      $    203,539     $     14,565
                                                                                  ============     ============
    Income taxes                                                                  $         --     $         --
                                                                                  ============     ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Compensation satisfied by issuance of common stock                              $         --     $    119,037
                                                                                  ============     ============
  Common stock issued for conversion of convertible
   debentures, notes payable and accrued interest                                 $  2,708,956     $    331,445
                                                                                  ============     ============
  Accounts payable and accrued expenses satisfied by issuance of common stock     $     71,911     $         --
                                                                                  ============     ============
  Common stock issued for accrued liquidated damages                              $     98,450     $     24,000
                                                                                  ============     ============
  Accounts payable and accrued expenses converted to notes payable                $     55,251     $         --
                                                                                  ============     ============
  Value assigned to beneficial conversion in connection with issuance of
   convertible debentures                                                         $         --     $    772,104
                                                                                  ============     ============
  Value assigned to warrants issued to purchasers of convertible debentures       $  2,000,000     $    577,896
                                                                                  ============     ============
  Value assigned to conversion option liability in connection with issuance
   of convertible debentures                                                      $  1,500,000     $         --
                                                                                  ============     ============
  Value assigned to warrants issued to placement agent                            $    319,066     $    121,018
                                                                                  ============     ============
  Value assigned to warrants issued for extension of convertible notes            $         --     $     20,106
                                                                                  ============     ============
  Redeemable Series B Preferred Stock exchanged into notes payable                $  2,392,000     $         --
                                                                                  ============     ============
  Redeemable Series B Preferred Stock (recorded at $800,000) exchanged
  into common stock                                                               $    744,186     $         --
                                                                                  ============     ============
  Deferred compensation converted to convertible note payable
  (see footnote 9 (6))                                                            $    383,911     $         --
                                                                                  ============     ============
  Reclassification of conversion option liability to equity                       $    721,833     $         --
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

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION, BUSINESS AND CONTINUED OPERATIONS

The consolidated financial statements include the accounts of Rim Semiconductor Company (formerly New Visual Corporation)("Rim Semi") and its wholly owned operating subsidiaries, NV Entertainment, Inc. ("NV Entertainment") and NV Technology, Inc. ("NV Technology" collectively, the "Company"). Top Secret Productions, LLC is a 50% owned subsidiary of NV Entertainment. All significant intercompany balances and transactions have been eliminated. The Company consolidates its 50% owned subsidiary Top Secret Productions, LLC due to the Company's control of management and financial matters of such entity.

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

GOING CONCERN UNCERTAINTY (RESTATED)

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. For the years ended October 31, 2005 and 2004 the Company incurred net losses of approximately $4.7 million and $5.5 million, respectively, and as of October 31, 2005 had a working capital deficiency of approximately $4.0 million. In addition, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities through at least October 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 - RESTATEMENT

On July 6, 2006, the Company's Board of Directors, after consultations by management and the Audit Committee with the Company's independent registered public accounting firm, concluded that the classification of warrants issued in connection with the 2005 convertible debentures was not in accordance with interpretations of Emerging Issues Task Force ("EITF") Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In, a Company's Own Stock." Accordingly, the consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the period ended October 31, 2005, as filed on January 30, 2006 and amended on February 28, 2006 (the "2005 10-KSB") have been restated to correct the accounting for the warrants as derivative liabilities. The previously issued consolidated financial statements included in the 2005 Form 10-KSB should not be relied upon. As a result of this restatement, $86,062 included in stockholders' equity at October 31, 2005 should have been recorded as a derivative liability and the Company should have recorded a gain of $2,233,004 for the change in fair value of derivative liabilities for the fiscal year ended October 31, 2005. The treatment of this non-cash accounting item results in a decrease in the Company's net loss for the fiscal year ended October 31, 2005 as follows:

                                                           For the
                                                         Fiscal Year
                                                    Ended October 31, 2005
                                                 ---------------------------
                                                 (As Reported) (As Restated)
                                                 ------------- -------------

Net loss                                         $(6,923,386)   $(4,690,382)

Basic and diluted
net loss per share
of common stock                                  $     (0.06)   $     (0.04)

The correction of the above results in the following changes to the Company's stockholders' equity and liabilities at October 31, 2005:

                                            (As Reported)        (As Restated)
                                            -------------        -------------

Total liabilities                            $ 4,778,329         $ 4,864,391

Stockholders' equity                         $ 1,726,636         $ 1,640,574

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) (CONTINUED)

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


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) (CONTINUED)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) (CONTINUED)

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

REDEEMABLE SERIES B PREFERRED STOCK

Redeemable Series B Preferred Stock, which includes characteristics of both liabilities and equity, is classified as a long-term liability in accordance with the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." In April 2005, the Redeemable Series B Preferred Stock was cancelled in exchange for the issuance of common stock and a promissory note. See Note 8 for further discussion.

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

The number of potentially dilutive securities excluded from computation of diluted loss per share was approximately 172,755,614 (see Note 14) and 38,509,190, for the years ended October 31, 2005 and 2004, respectively.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) (CONTINUED)

STOCK-BASED COMPENSATION (RESTATED)

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

                                                              For the years ended October 31,
                                                                  2005             2004
                                                              (Restated)
                                                               ------------     ------------
    Net loss, as reported                                      $(4,690,382)     $(5,506,287)
    Add: Stock-based employee compensation expense
         included in reported net loss                                  --               --
    Less: Total stock-based employee compensation expense
          determined under the fair value-based method for
          all awards                                            (1,029,125)        (333,500)
                                                               ------------     ------------

    Net loss, pro-forma                                        $(5,719,507)     $(5,839,787)
                                                               ============     ============
    Basic and Diluted Net Loss per Common Share:

      As reported                                              $     (0.04)     $     (0.07)
                                                               ============     ============
      Pro-forma                                                $     (0.05)     $     (0.07)
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


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) (CONTINUED)

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

The Company has elected to use the modified prospective application transition method and accordingly, measurement and attribution of compensation cost for awards that are outstanding as of the adoption date will be based on the original grant date fair value and the same attribution method that the Company previously used. The Company expects these transition provisions to result in the recognition of approximately $250,000 in stock based compensation expense during the three months ended January 31, 2006 related to the vesting of options previously granted in April 2005 as further discussed in Note 14.

The Company estimates that options granted to the Company's Chief Executive Officer and Executive Vice President in January 2006, as further discussed in
Note 18, will result in stock based compensation expense of approximately $575,000 under the measurement requirements of SFAS 123R and expects this to be recognized through the service period of July 2006.

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


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) (CONTINUED)

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

EITF Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'" ("EITF No. 05-4") addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF No. 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. The adoption of this pronouncement is not expected to have an impact on the Company's consolidated financial position, results of operations, or cash flows.

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

In September 2005, the FASB ratified EITF Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature" ("EITF No. 05-8"), which addresses the treatment of convertible debt issued with a beneficial conversion feature as a temporary difference under the guidance in SFAS 109. In addition, deferred taxes recognized for a temporary difference of debt with a beneficial conversion feature should be recognized as an adjustment of additional paid-in capital. Entities should apply the guidance in EITF No. 05-8 in the first interim or annual reporting period that begins after December 15, 2005. Its provisions should be applied retrospectively under the guidance in SFAS 154 to all convertible debt instruments with a beneficial conversion feature accounted for under the guidance in EITF No. 00-27 "Application of EITF Issue No. 98-5 'Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.'" The Company has applied the requirements of EITF No. 05-8 to all previously existing convertible debt instruments with a beneficial conversion feature and will apply the requirements of EITF No. 05-8 beginning on February 1, 2006 for all new convertible debt instruments with a beneficial conversion feature. The adoption of this pronouncement for new convertible debt instruments with a beneficial conversion feature is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

The Company capitalized the consideration issued in connection with the license fee and development fee totaling $5,751,000. The Company's technical employees and advisors concluded that as of March 2002 the Company had established technological feasibility for its ultimate telecommunication product to be marketed. Additional development services and testing, to be performed principally by HelloSoft, Inc. ("HelloSoft") of San Jose, California, a third party consultant, are necessary to complete the commercialization of the product development. The Company and HelloSoft are parties to a services agreement, dated as of March 31, 2004, under which HelloSoft provides continuing development services relating to the Company's semiconductor chipset. See Note 16 for further details.

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

NOTE 5 - TECHNOLOGY LICENSE AND DEVELOPMENT AGREEMENT (CONTINUED)

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

NOTE 7 - DEFERRED FINANCING COST

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

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - EXCHANGE AGREEMENT

In April 2005, the Company entered into an Exchange Agreement (the "Exchange Agreement") with Zaiq Technologies, Inc. ("Zaiq"), pursuant to which the Company issued 4,651,163 shares of common stock with a value of $744,186 and a promissory note in the principal amount of $2,392,000 (see Note 11) in exchange for the surrender by Zaiq of 3,192 shares of Redeemable Series B Preferred Stock. The Company issued the Redeemable Series B Preferred Stock to Zaiq pursuant to a Receivables Purchase and Stock Transfer Restriction Agreement dated as of April 17, 2002. These shares had an aggregate liquidation preference of $3,192,000, constituted all of the Redeemable Series B Preferred Stock issued and outstanding as of the date of the Exchange Agreement, and were cancelled upon the closing of the Exchange Agreement. The fair value of the common stock and promissory note on the closing date was determined to be less than the aggregate liquidation preference of the Redeemable Series B Preferred Stock and accordingly a gain of $55,814 was recognized during the year ended October 31, 2005.

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

Under the terms of the agreements with Zaiq, a portion of the proceeds of any new financing consummated by the Company through the first anniversary of the agreement are to be applied to the prepayment of the note. See Note 11.

In December 2005, the Company entered into an agreement with Zaiq to repurchase shares of common stock held of record by Zaiq and retire the promissory note with Zaiq at a discount. See Note 18 for further details.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

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


NOTE 9 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

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
                                                    ============================

     (1) The note was issued in October 2001 in the amount of $250,000, and due only when receipts received by the Company from its Top Secret Productions, LLC joint venture exceed $375,000. The note and any accrued and unpaid interest may be converted at any time, in whole or in part, into shares of common stock at a conversion price per share of $0.40. The Company made payments of $43,000 and $110,000 during the years ended October 31, 2005 and 2004, respectively.
     (2) The notes were issued during the period from March 2002 through July 2003 in the aggregate amount of $478,000, and due only when receipts received by the Company from its Top Secret Productions, LLC joint venture exceed $2,250,000. The notes and any accrued and unpaid interest may be converted at any time, in whole or in part, into shares of common stock at conversion prices per share ranging from $0.33 to $1.00. Principal of $5,000 and accrued interest of $2,500 was converted into 17,857 shares of common stock during the year ended October 31, 2005.
     (3) The note was issued in July 2003, in the amount of $10,000, and due only when receipts received by the Company from its Top Secret Productions, LLC joint venture exceed $750,000. The note and any accrued and unpaid interest may be converted at any time, in whole or in part, into shares of common stock at a conversion price per share of $0.60.
     (4) The notes were issued in May 2003 and had an original due date of November 21, 2003. The note holders extended the due date until January 7, 2004 in exchange for 160,000 shares of common stock. In January 2004, the Company paid $180,000 of principal payments and further extended the remaining notes until the next round of financing was completed. The remaining principal of $180,000 was repaid in June 2005 from the proceeds of the private placement of the 2005 Debentures further discussed in Note 10, and accrued interest of $1,800 was paid on the 21st of each month through May 2005.
     (5) In September 2004, the Company entered into eight identical loan agreements in the aggregate amount of $100,000. The principal amount of the notes and any accrued and unpaid interest was due and payable on June 21, 2005. These notes and accrued interest were repaid in June 2005 from the proceeds of the private placement of the 2005 Debentures further discussed in Note 10.
     (6) In March 2005, the Company issued in favor of the Company's executive vice president, a non-interest bearing convertible promissory note in the principal amount of $383,911. The convertible promissory note was issued in evidence of the Company's obligation for deferred compensation. In accordance with APB 21, imputed interest (at an effective rate of 15%) was calculated to arrive at the fair value of the convertible promissory note. The difference between the face amount and the present value upon issuance of the convertible promissory note is shown as a discount that is amortized as interest expense over the life of the convertible promissory note. For the year ended October 31, 2005 amortization of debt discount on this note was $12,639. The convertible promissory note is payable in monthly installments, on the first day of each month, beginning on April 1, 2005. Each month, the Company must pay to the executive vice president an amount not less than the monthly base salary paid to the Company's chief executive officer. However, if the Company determines in its sole discretion that it has the financial resources available, it may pay up to $20,833 per month. The Company made payments of $211,039 during the year ended October 31, 2005. The note may be converted into shares of common stock at a conversion price per share equal to the closing price of the common stock on the Over-the- Counter Bulletin Board on the date of conversion.

          For all the above convertible notes, the fair values of the conversion options at October 31, 2005 were nominal due to the conversion price being substantially out-of the money.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CONVERTIBLE DEBENTURES

2005 DEBENTURES (Restated)
---------------
On May 26, 2005, the Company completed a private placement to certain individual and institutional investors of $3,500,000 in principal amount of its three-year 7% Senior Secured Convertible Debentures (the "2005 Debentures"). All principal is due and payable on May 26, 2008. The 2005 Debentures are convertible into shares of common stock at a conversion price equal to the lower of (x) 70% of the 5 day volume weighted average price of the Company's common stock immediately prior to conversion or (y) if the Company entered into certain financing transactions subsequent to the closing date, the lowest purchase price or conversion price applicable to that transaction.

The Company received net proceeds of approximately $3.11 million, following repayment of offering related expenses. These offering related expenses were recorded as deferred financing costs and are being charged to interest expense (See Note 7). The Company used a portion of the proceeds to repay the principal and accrued interest on notes payable and convertible notes payable (See Notes 9 and 11).

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

As of October 31, 2005, the conversion option liability of $1,500,000 was reduced to $778,167 as a result of conversions of the 2005 Debentures during the period ended October 31, 2005. Accordingly, $721,833 was reflected as a subsequent reclassification to stockholders' equity during the period ended October 31, 2005.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CONVERTIBLE DEBENTURES (CONTINUED)

A gain on the change in fair value of the derivative liabilities of $2,233,004 was recognized during the year ended October 31, 2005.

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

As a result of obtaining the 2005 Debentures, 1,000,000 stock options granted to each of the Company's chief executive officer and executive vice president in April 2005 became fully vested and non-forfeitable, as discussed in Note 14.

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

NOTE 10 - CONVERTIBLE DEBENTURES (CONTINUED)

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

The gross proceeds of the $1,000,000 in December of 2003 were allocated 57.73% or $577,259 to the debentures and 42.27% or $422,741 to the warrants. The conversion price of the debentures was below the market price of the Company's common stock at December 31, 2003, which resulted in a beneficial conversion feature relating to the first $1,000,000 of $577,259. In accordance with EITF No. 00-27 the amount allocated to the beneficial conversion feature was limited to the net proceeds of the offering less the value allocated to the warrants issued to the purchasers.

The gross proceeds of the $100,000 in April of 2004 were allocated 52.66% or $52,659 to the debentures and 47.34% or $47,341 to the warrants. The conversion price of the debentures was below the market price of the Company's common stock at April 20, 2004, which resulted in a beneficial conversion feature of $52,659. In accordance with EITF No. 00-27 the amount allocated to the beneficial conversion feature was limited to the net proceeds of the offering less the value allocated to the warrants issued to the purchasers.

The gross proceeds of the $250,000 in May of 2004 were allocated 56.87% or $142,186 to the debentures and 43.13% or $107,814 to the warrants. The conversion price of the debentures was below the market price of the Company's common stock at May 7, 2004, which resulted in a beneficial conversion feature of $142,186. In accordance with EITF No. 00-27 the amount allocated to the beneficial conversion feature was limited to the net proceeds of the offering less the value allocated to the warrants issued to the purchasers.

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

The Company paid in full ($300,000 plus $3,540 of accrued interest) a 7% convertible debenture issued on October 31, 2003 with a maturity date of April 30, 2004 out of the proceeds it received from the above December 31, 2003 private placement.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CONVERTIBLE DEBENTURES (CONTINUED)

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


NOTE 11 - NOTES PAYABLE

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
                                                                  ============     ============

   (1) Outstanding principal of $39,973 and interest of $110,027 was paid in June 2005 from the proceeds of the private placement of the 2005 Debentures further discussed in Note 10.

   (2) On September 24, 2004, the Company entered into a loan agreement with a stockholder pursuant to which the Company borrowed $250,000. The loan is evidenced by a promissory note dated as of September 24, 2004. The Company received net proceeds of $220,000 following the payment of transaction related fees and expenses. The principal amount of the loan and any accrued and unpaid interest was due and payable on March 24, 2005. Interest owing in December 2004 was repaid from a subsequent loan made to the Company in December 2004. Outstanding principal of $250,000 and interest of $25,068 was paid in June 2005 from the proceeds of the private placement of the 2005 Debentures further discussed in Note 10.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - NOTES PAYABLE (CONTINUED)

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

   (4) In April 2005, the Company issued a promissory note in connection with the cancellation of the Redeemable Series B Preferred Stock (see Note 8) which bears interest at the rate of 7% per annum. The outstanding principal amount of the promissory note and interest accrued thereon is due and payable in four equal quarterly installments beginning on the first anniversary of the date of the promissory note. Unless an event of default has occurred and is continuing, the principal amount of the promissory note is forgiven in the amount of $797,333 on each of the six-month and twelve-month anniversaries of the date of the promissory note.

        In October 2005, $797,333 of principal was forgiven in accordance with these terms. The Company is required to pay to the holder 10% of the proceeds of any new financing consummated within 90 days of the date of the promissory note and 20% of the proceeds of any new financing consummated thereafter through the first anniversary of the promissory note in prepayment of the amount due under the promissory note. The Company has the right to prepay the outstanding principal amount of the promissory note and any accrued interest thereon in whole or in part without penalty or premium at any time. During the year ended October 31, 2005, principal of $364,797 and interest of $27,983 were repaid from the proceeds of new financings to comply with the mandatory payment provisions of the promissory note. In December 2005, the Company entered into an agreement to repay a portion of the principal amount of the promissory note with the remaining balance being forgiven. See Note 18 for further details.

NOTE 12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

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

NOTE 13 - PREFERRED STOCK

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

NOTE 13 - PREFERRED STOCK (CONTINUED)

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

In April 2002, the Company issued 3,192 shares of its Series B Preferred Stock, with redemption and liquidation preference of $3,192,000, in connection with the development and license agreement discussed in Note 5. These shares were subsequently canceled in connection with the Exchange Agreement as discussed in
Note 8. As of October 31, 2005 and 2004, there were 4,000 authorized shares of Series B Preferred Stock and 0 and 3,192 shares issued and outstanding, respectively.

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

NOTE 14 - STOCKHOLDERS' EQUITY (DEFICIENCY)

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

During the year ended October 31, 2005, the Company issued:

         o 10,289,026 shares of common stock to various investors for cash proceeds of $835,100;
         o 2,837,500 shares of common stock for consulting services valued at $342,000;
         o 5,073,015 shares of common stock for various services valued at $314,667;
         o 2,750,000 shares of common stock to key employees and directors valued at $452,500;
         o 72,763,232 shares of common stock for converted promissory notes, debentures and accrued interest valued at $2,708,956;
         o 803,331 shares of common stock as penalty for delayed filing/effectiveness of a registration statement valued at $98,450;
         o 529,311 shares of common stock in connection with a Below Market Issuance (See Note 8).
         o 422,783 shares of common stock in payment of accounts payable and accrued expenses in the amount of $71,911;
         o 4,651,163 shares of common stock with a fair value of $744,186 in exchange for the surrender of Redeemable Series B Preferred Stock valued at $800,000. The Company recognized a gain of $55,814 on the transaction (See Note 8).

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

NOTE 14 - STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

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

In April 2005, the Company issued to each of its Chief Executive Officer and Executive Vice President, 1,000,000 shares of common stock, and performance based options to purchase 7,000,000 shares of restricted common stock at an exercise price of $0.17, which was equal to the closing price of the common stock on the Over-the-Counter Bulletin Board on the date of grant. Options to purchase 1,000,000 shares of restricted common stock vested upon the Company's consummation of the sale of the 2005 Debentures in May 2005 and options to purchase 6,000,000 shares of restricted common stock vested subsequent to year-end in December 2005 upon the Company's release of a beta version of its semiconductor technologies. 2,325,000 options which were previously granted to these two individuals were canceled in connection with the issuance of the 2,000,000 shares of restricted common stock. In January 2006, all of the 14,000,000 options were canceled and new options were granted (See Note 18).

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

NOTE 14 - STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

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

On December 31, 2003 the Company issued warrants to purchase 6,666,667 shares of its common stock at an exercise price of $.25 in connection with the placement of $1,000,000 of 7% Debentures (see Note 10). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is approximately $.08 per share or $577,259.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

WARRANTS GRANTED (CONTINUED)

On December 31, 2003 the Company issued a warrant to purchase 666,667 shares of its common stock at an exercise price of $.15 to the placement agent in connection with the placement of $1,000,000 of 7% Debentures. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.14 per share or $93,333 (see Note 10)

The Company granted to four convertible note holders warrants to purchase 120,003 shares of its common stock at an exercise price of $.25 in connection with the extension of the convertible notes' due date. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.13 per share or $15,992.

On April 20, 2004 the Company issued warrants to purchase 666,666 shares of its common stock at an exercise price of $.25 in connection with the placement of $100,000 of 7% Debentures (see Note 10). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is approximately $.08 per share or $52,659.

On April 20, 2004, the Company granted a warrant to purchase 66,666 shares of its common stock at an exercise price of $.15 to the placement agent in connection with the placement of $100,000 of 7% Debentures (see Note 10). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.15 per share or $9,990.

On May 7, 2004 the Company issued warrants to purchase 1,666,666 shares of its common stock at an exercise price of $.25 in connection with the placement of $250,000 of 7% Debentures (see Note 10). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is approximately $.09 per share or $142,186.

On May 7, 2004, the Company granted a warrant to purchase 166,667 shares of its common stock at an exercise price of $.15 to the placement agent in connection with the placement of $250,000 of 7% Debentures (see Note 10). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.15 per share or $17,695.

On October 1, 2004, the Company granted warrants to purchase 120,000 shares of its common stock at an exercise price of $.25 in connection with the extension of four convertible promissory notes that were originally due November 21, 2003 and extended once to January 7, 2004 and extended once again with the due date left open. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.25 per share or $4,114.

On May 26, 2005, the Company issued warrants to purchase 22,624,430 shares of its common stock at an exercise price of $.3094 in connection with the placement of the 2005 Debentures (see Note 10). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is approximately $.06 per share or $1,362,324.

On May 26, 2005, the Company issued warrants to purchase 11,312,220 shares of its common stock at an exercise price of $.1547 in connection with the placement of the 2005 Debentures (see Note 10). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is approximately $.06 per share or $637,676.

On May 26, 2005, the Company granted warrants to purchase 2,262,443 shares of its common stock at an exercise price of $.3094 to the placement agent in connection with the placement of the 2005 Debentures (see Note 10). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.06 per share or $130,710.

On May 26, 2005, the Company granted warrants to purchase 2,262,443 shares of its common stock at an exercise price of $.1547 to the placement agent in connection with the placement of the 2005 Debentures (see Note 10). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.06 per share or $130,710.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(formerly New Visual Corporation and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

WARRANTS GRANTED (CONTINUED)

On May 26, 2005, the Company granted warrants to purchase 1,131,222 shares of its common stock at an exercise price of $.1547 to the placement agent in connection with the placement of the 2005 Debentures (see Note 10). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $.05 per share or $57,646.

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

NOTE 14 - STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

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

NOTE 15 - INCOME TAXES

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


NOTE 16 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

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


NOTE 16 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

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


NOTE 17 - SEGMENT INFORMATION

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

NOTE 18 - SUBSEQUENT EVENTS

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


NOTE 18 - SUBSEQUENT EVENTS (CONTINUED)

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