Form 10QSB/A
period 2006-01-31
Rim Semiconductor CO
filed 2006-07-11
CIK 1026595

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

Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]

EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A (the "Report") is being filed by Rim Semiconductor Company (the "Company") to amend the Company's Quarterly Report on Form 10-QSB for the period ended January 31, 2006 that was initially filed with the Securities and Exchange Commission (the "SEC") on March 17, 2006 (the "Original Report"). The Company is also filing amendments to its Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005 and its Quarterly Reports on Form 10-QSB for the periods ended July 31, 2005 and April 30, 2006.

This Report reflects the restatement of the Company's previously issued condensed consolidated financial statements at and for the period ended January 31, 2006, and the notes related thereto, as discussed in Note 2 to the condensed consolidated financial statements included herein.

This Report only amends and restates Items 1, 2 and 3 of Part I of the Original Report to reflect the restatement. The foregoing items have not been updated to reflect other events occurring after the date of the Original Report, or to modify or update those disclosures affected by subsequent events. Other events occurring after the filing of the Original Report and other disclosures necessary to reflect subsequent events have been addressed in the Company's periodic reports filed with the SEC subsequent to the filing of the Original Report, including the Company's Quarterly Reports on Form 10-QSB for the periods ended January 31, 2006 and April 30, 2006, as amended (collectively, the "Subsequent Reports"). The information in the Subsequent Reports updates and supersedes the information contained in the Original Report and this Report. In addition, the exhibit list in Item 6 of Part II has not been updated except that currently-dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed with this Form 10-QSB/A as Exhibits 31.1 and 32.1.


                                     FORM 10-QSB/A

                              RIM SEMICONDUCTOR COMPANY

                                   JANUARY 31, 2006

                                  TABLE OF CONTENTS

 PART   ITEM                                                                     PAGE
  I   FINANCIAL INFORMATION:

         1. FINANCIAL STATEMENTS:

            CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
              At January 31, 2006 (Restated)                                        2

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
              For the Three Months Ended January 31, 2006 (Restated) and 2005       3

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
              For the Three Months Ended January 31, 2006 (Restated)                4

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
              For the Three Months Ended January 31, 2006 (Restated) and 2005       5

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                    7

         2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION              25

         3. CONTROLS AND PROCEDURES                                                34

  II OTHER INFORMATION:

         6. EXHIBITS                                                               35


PART I - FINANCIAL INFORMATION

            ITEM I - FINANCIAL STATEMENTS

                     RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                January 31, 2006
                                   (UNAUDITED)
                                   (RESTATED)


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
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
   Convertible notes payable (net of debt discount of $15,583)     $    653,997
   Convertible debentures (net of debt discount of $34,287)              90,713
   Notes payable (net of debt discount of $169,587)                   1,352,750
   Conversion option liability                                          216,434
   Derivative liabilities - warrants                                    110,200
   Accounts payable and accrued expenses                                942,692
                                                                   ------------
       TOTAL CURRENT LIABILITIES                                      3,366,786

Long-term portion of convertible debentures (net of
   debt discount of $389,809)                                           115,178
                                                                   ------------
       TOTAL LIABILITIES                                              3,481,964
                                                                   ------------
Commitments, Contingencies and Other Matters

Stockholders' Equity:
Preferred stock - $0.01 par value; 15,000,000 shares
    authorized; -0- shares issued and outstanding                            --
Common stock - $0.001 par value; 500,000,000 shares
    authorized; 266,163,519 shares issued and
    265,663,665 shares outstanding                                      266,164
Treasury stock - 499,854 shares at cost                                  (7,498)
Additional paid-in capital                                           63,662,109
Unearned compensation                                                    (4,907)
Accumulated deficit                                                 (61,179,432)
                                                                   ------------
       TOTAL STOCKHOLDERS' EQUITY                                     2,736,436
                                                                   ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  6,218,400
                                                                   ============

See notes to condensed consolidated financial statements.

                           RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)


                                                                 For The Three Months Ended
                                                                         January 31,
                                                              --------------------------------
                                                                   2006               2005
                                                                (Restated)
                                                              -------------      -------------

REVENUES                                                      $      40,176      $       8,801
                                                              -------------      -------------

OPERATING EXPENSES:
  Cost of sales                                                          --              6,625
  Amortization of technology license and capitalized
   software development fee                                         102,696                 --
  Research and development expenses (including stock
   based compensation of $5,044 and $0, respectively)                85,044              7,053
  Selling, general and administrative expenses (including
   stock based compensation of $333,958 and $279,548,
   respectively)                                                    807,071            596,945
                                                              -------------      -------------
    TOTAL OPERATING EXPENSES                                        994,811            610,623
                                                              -------------      -------------

OPERATING LOSS                                                     (954,635)          (601,822)

OTHER (INCOME) EXPENSES:
  Interest expense                                                1,244,956            278,783
  Derivative loss                                                    24,138                 --
  Amortization of deferred financing costs                          243,967             24,619
  Gain on forgiveness of principal and interest
   on Zaiq Note                                                  (1,169,820)                --
                                                              -------------      -------------
TOTAL OTHER (INCOME) EXPENSES                                       343,241            303,402
                                                              -------------      -------------

NET LOSS                                                      $  (1,297,876)     $    (905,224)
                                                              =============      =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                   $       (0.01)     $       (0.01)
                                                              =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING            229,136,730         87,568,203
                                                              =============      =============

See notes to condensed consolidated financial statements.

                                             RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             FOR THE THREE MONTHS ENDED JANUARY 31, 2006
                                                             (UNAUDITED)
                                                              (RESTATED)


                                 Common Stock           Treasury Stock        Additional                                   Total
                            -----------------------  ---------------------     Paid-In      Unearned     Accumulated   Stockholders'
                               Shares       Amount      Shares     Amount      Capital    Compensation     Deficit         Equity
                            --------------------------------------------------------------------------------------------------------

Balance at
  October 31, 2005           184,901,320   $184,902         --         --    $61,359,999   $ (22,771)   $(59,881,556)   $ 1,640,574
Repurchase of
  common stock
  for cash                            --         --   (499,854)    (7,498)            --          --              --         (7,498)
Issuance of common
  stock for
  conversion
  of convertible
  debentures and
  accrued interest            81,262,199     81,262         --         --      1,299,239          --              --      1,380,501
Stock options issued
  to key employees
  and advisory board
  members                             --         --         --         --        321,138    (321,138)             --             --
Reclassification of
  conversion option
  liability                           --         --         --         --        681,733          --              --        681,733
Amortization of
  unearned
  compensation
  expense                             --         --         --         --             --     339,002              --        339,002
Net loss                              --         --         --         --             --          --      (1,297,876)    (1,297,876)
                            ------------   --------   --------    -------    -----------   ---------    ------------    -----------

Balance at
  January 31, 2006           266,163,519   $266,164   (499,854)   $(7,498)   $63,662,109   $  (4,907)   $(61,179,432)   $ 2,736,436
                            ========================================================================================================


See notes to condensed consolidated financial statements.

                        RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                              For The Three Months Ended
                                                                      January 31,
                                                             ----------------------------
                                                                 2006             2005
                                                              (Restated)
                                                             -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $(1,297,876)     $  (905,224)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Consulting fees and other compensatory elements of
        stock issuances                                          339,002          279,548
      Derivative loss                                             24,138               --
      Gain on forgiveness of principal and interest
        on Zaiq Note                                          (1,169,820)              --
      Amortization of deferred financing costs                   243,967           24,619
      Amortization of film in production costs                        --            6,625
      Amortization of debt discount on notes                   1,193,195          225,503
      Amortization of technology license and
        capitalized software development fee                     102,696               --
      Depreciation                                                   619            4,168
    Change in Assets (Increase) Decrease:
      Other current assets                                         1,573            3,712
      Other assets                                                 2,582               --
    Change in Liabilities Increase (Decrease):
      Accounts payable and accrued expenses                       92,877         (101,440)
                                                             -----------      -----------
      NET CASH USED IN OPERATING ACTIVITIES                     (467,047)        (462,489)
                                                             -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                              --          212,900
  Purchase of treasury stock                                      (7,498)              --
  Proceeds from notes payable                                    750,000          300,000
  Capitalized financing costs                                    (82,500)         (33,029)
  Repayments of notes payable                                   (122,291)              --
  Repayments of convertible notes payable                        (88,292)          (7,000)
                                                             -----------      -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                  449,419          472,871
                                                             -----------      -----------
(DECREASE) INCREASE IN CASH                                      (17,628)          10,382

CASH - BEGINNING OF PERIOD                                       373,481          127,811
                                                             -----------      -----------
CASH - ENDING OF PERIOD                                      $   355,853      $   138,193
                                                             ===========      ===========


See notes to condensed consolidated financial statements.

                         RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                                For The Three Months Ended
                                                                        January 31,
                                                                --------------------------
                                                                   2006            2005
                                                                -----------     ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                    $        --     $    5,400
                                                                ===========     ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Common stock issued for conversion of convertible
   debentures, notes payable and accrued interest               $ 1,380,501     $  211,714
                                                                ===========     ==========
  Value assigned to warrants issued in connection
   with notes payable                                           $   120,000     $       --
                                                                ===========     ==========

  Common stock issued for accrued liquidated damages            $        --     $   88,000
                                                                ===========     ==========

  Stock offering costs                                          $        --     $    9,355
                                                                ===========     ==========

  Accrued expenses converted to note payable                    $        --     $   55,251
                                                                ===========     ==========

  Reclassification of conversion option liability to equity     $   681,733     $       --
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("US GAAP"). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the financial statements and notes related thereto included in the Annual Report on Form 10-KSB (Admendment No. 2) for the fiscal year ended October 31, 2005.

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

Historically, the Company has experienced significant recurring net operating losses as well as negative cash flows from operations. The Company's main source of liquidity has been equity and debt financing, which was used to fund historical losses from operating activities. Based on the Company's current cash position and its subsequent debt financing (see note 13), the Company believes it has sufficient cash to meet its funding needs for at least the next 12 months.

NOTE 2 - RESTATEMENT

On July 6, 2006, the Company's Board of Directors, after consultations by management and the Audit Committee with the Company's independent registered public accounting firm, concluded that the classification of warrants issued in connection with the 2005 and 2006 convertible debentures was not in accordance with interpretations of Emerging Issues Task Force ("EITF") Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In, a Company's Own Stock." Accordingly, the condensed consolidated financial statements included in the Company's Quarterly Report on Form 10-QSB for the period ended January 31, 2006, as filed on March 17, 2006 (the "January 2006 10-QSB") have been restated to correct the accounting for the warrants as derivative liabilities. The previously issued condensed consolidated financial statements included in the January 2006 10-QSB should not be relied upon. As a result of this restatement, $110,200 included in stockholders' equity at January 31, 2006 should have been recorded as a derivative liability and the Company should have recorded a loss of $24,138 on the change in fair value of derivative liabilities for the three months ended January 31, 2006. The treatment of this non-cash accounting item results in an increase in the Company's net loss for the three months ended January 31, 2006 as follows:

                                                         For the
                                                      Three Months
                                                 Ended January 31, 2006
                                              ---------------------------
                                              (As Reported) (As Restated)
                                              ------------- -------------

Net loss                                      $(1,273,738)   $(1,297,876)

Basic and diluted
net loss per share
of common stock                               $     (0.01)   $     (0.01)

The correction of the above also results in the following changes to the Company's stockholders' equity and liabilities at January 31, 2006:

                                               (As Reported)   (As Restated)
                                               -------------   -------------

Total liabilities                               $ 3,371,764    $ 3,481,964

Stockholders' equity                            $ 2,846,636    $ 2,736,436

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

-------------------

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


NOTE 4 - FILM IN DISTRIBUTION

The Company recognized revenues of $40,176 and $8,801 for the three months ended January 31, 2006 and 2005, respectively. The Company had amortization costs of $0 and $6,625 for the three months ended January 31, 2006 and 2005, respectively.

NOTE 5 - DEFERRED FINANCING COST

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


NOTE 6 - EXCHANGE AGREEMENT

In April 2005, the Company entered into an Exchange Agreement (the "Exchange Agreement") with Zaiq Technologies, Inc. ("Zaiq"), pursuant to which the Company issued 4,651,163 shares of common stock with a value of $744,186 and a promissory note in the principal amount of $2,392,000 (the "Zaiq Note") (see
Note 9) in exchange for the surrender by Zaiq of 3,192 shares of Redeemable Series B Preferred Stock. The Company issued the Redeemable Series B Preferred Stock to Zaiq pursuant to a Receivables Purchase and Stock Transfer Restriction Agreement dated as of April 17, 2002. These shares had an aggregate liquidation preference of $3,192,000, constituted all of the Redeemable Series B Preferred Stock issued and outstanding as of the date of the Exchange Agreement, and were cancelled upon the closing of the Exchange Agreement. The fair value of the common stock and promissory note on the closing date was determined to be less than the aggregate liquidation preference of the Redeemable Series B Preferred Stock and accordingly a gain of $55,814 was recognized during the year ended October 31, 2005.

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

On December 20, 2005, the Company paid Zaiq an aggregate of $129,789, out of an advance on the note payable that was subsequently signed in January 2006, as further discussed in Note 9, to purchase the Zaiq Note and 499,854 Zaiq Shares. The Zaiq Shares repurchased by the Company have been accounted for as treasury stock, carried at cost, and reflected as a reduction to stockholders' equity. The remaining principal and accrued interest of $1,292,111 on the Zaiq Note has been canceled resulting in a gain of $1,169,820.

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
                                                    ===============

     (1) The note was issued in October 2001 in the amount of $250,000, and due only when receipts received by the Company from its Top Secret Productions, LLC joint venture exceed $375,000. The note and any accrued and unpaid interest may be converted at any time, in whole or in part, into shares of common stock at a conversion price per share of $0.40. The Company made payments of $25,000 during the three months ended January 31, 2006.
     (2) The notes were issued during the period from March 2002 through July 2003 in the aggregate amount of $478,000, and due only when receipts received by the Company from its Top Secret Productions, LLC joint venture exceed $2,250,000. The notes and any accrued and unpaid interest may be converted at any time, in whole or in part, into shares of common stock at conversion prices per share ranging from $0.33 to $1.00.
     (3) The note was issued in July 2003 in the amount of $10,000, and due only when receipts received by the Company from its Top Secret Productions, LLC joint venture exceed $750,000. The note and any accrued and unpaid interest may be converted at any time, in whole or in part, into shares of common stock at a conversion price per share of $0.60.
     (4) In March 2005, the Company issued in favor of the Company's executive vice president, a non-interest bearing convertible promissory note in the principal amount of $383,911. The convertible promissory note was issued in evidence of the Company's obligation for deferred compensation. In accordance with APB 21, imputed interest (at an effective rate of 15%) was calculated to arrive at the fair value of the convertible promissory note. The difference between the face amount and the present value upon issuance of the convertible promissory note is shown as a discount that is amortized as interest expense over the life of the convertible promissory note. Amortization of debt discount on this note was $5,292 for the three months ended January 31, 2006. The convertible promissory note is payable in monthly installments, on the first day of each month, beginning on April 1, 2005. Each month, the Company must pay to the executive vice president an amount not less than the monthly base salary paid to the Company's chief executive officer. However, if the Company determines in its sole discretion that it has the financial resources available, it may pay up to $20,833 per month. The Company made payments of $63,292 during the three months ended January 31, 2006. The note may be converted into shares of common stock at a conversion price per share equal to the closing price of the common stock on the Over-the-Counter Bulletin Board on the date of conversion. In March 2006, the remaining principal amount of this note and additional deferred compensation payable to the note holder of $212,450 were converted into a convertible promissory note with an aggregate principal amount of $301,197. See Note 14 for further details.

NOTE 8 - CONVERTIBLE DEBENTURES

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

The Company received net proceeds of approximately $3.11 million, following repayment of offering related expenses. These offering related expenses were recorded as deferred financing costs (see Note 5).

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

The gross proceeds of $3,500,000 were recorded net of a debt discount of $3,500,000. The debt discount consisted of a $2,000,000 value related to the Investor Warrants and a $1,500,000 value related to the embedded conversion feature in accordance with EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock". Due to certain factors, including an uncapped liquidated damages provision in the registration rights agreement and an indeterminate amount of shares to be issued upon conversion of the debentures, the Company separately values and accounts for the embedded conversion feature related to the 2005 Debentures, Investor Warrants, Compensation Warrants, and the registration rights as derivative liabilities. Accordingly, these derivative liabilities are measured at fair value with changes in fair value reported in earnings as long as they remain classified as liabilities. The Company reassesses the classification at each balance sheet date. If the classification required under EITF No. 00-19 changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. Due to various factors, including substantial conversions of the 2005 Debentures and the registration statement becoming effective on August 1, 2005, the value of the registration rights was deemed to be de minimus.

---------------------------
As of January 31, 2006, the conversion option liability of $1,500,000 had been reduced to $216,434 as a result of conversions of the 2005 Debentures. An aggregate of $1,283,566 has been reflected as a reclassification to stockholders' equity since the issuance of the 2005 Debentures.

A loss on the change in fair value of the derivative liabilities of $24,138 was recognized during the three months ended January 31, 2006.

Certain terms of the Investor and Compensation Warrants were modified in February 2006 (see Note 13).

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

   (4) In April 2005, the Company issued a promissory note in connection with the cancellation of the Redeemable Series B Preferred Stock which bears interest at the rate of 7% per annum. In December 2005, the Company entered into an agreement to repay a portion of the outstanding principal and accrued interest on the promissory note with the remaining principal balance and accrued interest being forgiven. See Note 6 for further details.

   (5) In December 2005 and January 2006, the Company entered into loan agreements with a third party pursuant to which the Company borrowed $750,000 from the lender. An amount equal to 108% of the principal amount ($810,000) of the loans is due and payable on the earlier of May 25, 2006 or the date the Company effects a financing transaction or series of transactions resulting in gross proceeds to the Company of at least $2,000,000. The difference between the gross proceeds and amount due at maturity is shown as a discount that is amortized as interest expense over the life of the loans. The Company issued to the lender warrants to purchase 7,500,000 shares of its Common Stock at an exercise price of $0.10 per share. The fair value of the warrants is $120,000 and is shown as a discount that is amortized as interest expense over the life of the loans. In connection with the loans, the Company granted a security interest in all of its assets. The Company received net proceeds of $672,470 following the payment of due diligence fees and transaction fees and transaction related fees and expenses. These transaction related fees were recorded as deferred financing costs (see
        Note 5). For the three months ended January 31, 2006 amortization of debt discount on this loan was $10,413. In March 2006, the outstanding principal and interest were repaid from the proceeds of the private placement of the 2006 Debentures (see Note 13).

NOTE 10 - STOCKHOLDERS' EQUITY

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

WARRANTS GRANTED
----------------
In January 2006, the Company granted warrants to purchase 7,500,000 shares of its common stock at an exercise price of $0.10 per share to the lender in connection with the loan agreement (see Note 9(4)). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $0.016 per share or $120,000.

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

NET LOSS PER SHARE
------------------
Securities that could potentially dilute basic earnings per share (EPS), in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

2005 Debentures and accrued interest (1)                         26,585,798
Warrants to purchase common stock                                58,112,757
Options to purchase common stock                                 25,293,750
Convertible notes payable and accrued interest                    5,768,837
7% Debentures and accrued interest                                  960,980
                                                              -------------
Total as of January 31, 2006                                    116,722,122
                                                              =============

(1) based on a five day volume weighted average common stock price discounted by 30% at January 31, 2006 of $0.01918

Substantial issuances after January 31, 2006 through March 13, 2006

Options granted to purchase shares of common stock                4,100,000
                                                              =============

Restricted common stock issued to consultants                    11,000,000
                                                              =============
Common stock issued in exchange for return and
  cancellation of notes payable                                  12,064,494
                                                              =============
Warrants issued in connection with the 2006 Debentures
  (See note 13)                                                  85,146,660
                                                              =============
Common stock issuable upon conversion of 2006 Debentures
  (See note 13) (2)                                              67,438,462
                                                              =============

(2) based on a twenty day volume weighted average common stock price discounted by 30% at March 13, 2006 of $0.08897

NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

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

NOTE 13 - SUBSEQUENT EVENTS

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

In connection with the issuance of the 2006 Debentures, the Company issued to the Investors warrants to purchase 70,955,548 shares of the Company's common stock at an exercise price of $0.15 per share valued at $9,036,727 on the issuance date (subject to adjustments for stock splits, stock dividends, recapitalizations, mergers, spin-offs, and certain other transactions). If the Company is required to prepay $3 million of the 2006 Debentures as described in the preceding paragraph, the Investors will return one-half of such Warrants to the Company. The warrants are exerciseable until the end of the month in which the third anniversary of the registration statement (as defined below) occurs.

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

In connection with the placement of the March 2006 Debentures, a placement agent will receive a placement agent fee equal to (i) 10% of the aggregate purchase price (i.e., $600,000, one-half of which was paid at the initial closing and the remainder of which will be paid if the second $3.0 million is released to the Company), (ii) 10% of the proceeds realized in the future from exercise of warrants issued to the Investors, (iii) warrants to purchase an aggregate of 7,095,556 shares of common stock having an initial exercise price equal to $0.1693 per share valued at $888,779 on the issuance date, and (iv) warrants to purchase an aggregate of 7,095,556 shares of common stock having an initial exercise price equal to $0.15 per share valued at $903,673 on the issuance date. The exercise price of the placement agent warrants is subject to adjustments for stock splits, stock dividends, recapitalizations, mergers, spin-offs, and certain other transactions.

The aggregate fair value of the placement agent's warrants of $1,792,452 on the issuance date was recorded as a deferred financing cost and is being charged to interest expense over the term of the 2006 Debentures.

The gross proceeds of $6,000,000 are recorded as a liability net of a debt discount of $6,000,000 consisting of an allocation of the fair values attributed to the Investors' warrants and to the embedded conversion feature in accordance with EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock." The debt discount consisted of a $3,428,571 value related to the Investors' warrants and a value attributed to the embedded conversion feature of $2,571,429. The debt discount was first allocated to the embedded conversion feature based on its fair value. After reducing the gross proceeds by the value allocated to the embedded conversion feature, the remaining unallocated debt discount of $3,428,571 was allocated to the Investors' warrants. The excess of the fair value of the Investors' warrants above the debt discount allocated to the Investors' warrants was $5,608,156 and was recorded as interest expense.

In accordance with EITF No. 00-19, due to certain factors, including an uncapped liquidated damages provision in the registration rights agreement and an indeterminate amount of shares to be issued upon conversion of the debentures, the Company separately values and accounts for the embedded conversion feature related to the 2006 Debentures, the Investors' warrants, the placement agent's warrants, and the registration rights as derivative liabilities. Accordingly, these derivative liabilities are measured at fair value with changes in fair value reported in earnings as long as they remain classified as liabilities. The Company reassesses the classification at each balance sheet date. If the classification required under EITF No. 00-19 changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We urge you to read the following discussion in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere herein.

This Quarterly Report on Form 10-QSB/A reflects a restatement of the Company's previously issued condensed consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended January 31, 2006 (the "Original Report"), as discussed below and in Note 2 to the condensed consolidated financial statements included herein. In the preparation of this report, we have revised language within Management's Discussion and Analysis of Financial Condition and Results of Operations from the Original Report to reflect the restatement. No other information has been amended or updated to reflect other events occurring after the date of the Original Report or to modify or update those disclosures affected by subsequent events. Information contained herein continues to speak as of the date of the Original Report, and we have not updated the disclosures contained herein to reflect subsequent events.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Our prospects are subject to uncertainties and risks. In this Quarterly Report on Form 10-QSB/A, we make forward-looking statements in this Item 3 and elsewhere that also involve substantial uncertainties and risks. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based upon information available to us at the date of this report. in some cases, you can identify these statements by words such as "if," "may," "might," "will, "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

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

RESTATEMENT

On July 6, 2006, the Company's Board of Directors, after consultations by management and the Audit Committee with the Company's independent registered public accounting firm, concluded that the classification of warrants issued in connection with the 2005 and 2006 convertible debentures was not in accordance with interpretations of Emerging Issues Task Force ("EITF") Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In, a Company's Own Stock." Accordingly, the condensed consolidated financial statements included in the Company's Quarterly Report on Form 10-QSB for the period ended January 31, 2006, as filed on March 17, 2006 (the "January 2006 10-QSB") have been restated to correct the accounting for the warrants as derivative liabilities. The previously issued condensed consolidated financial statements included in the January 2006 10-QSB should not be relied upon. As a result of this restatement, $110,200 included in stockholders' equity at January 31, 2006 should have been recorded as a derivative liability and the Company should have recorded a loss of $24,138 on the change in fair value of derivative liabilities for the three months ended January 31, 2006. The treatment of this non-cash accounting item results in an increase in the Company's net loss for the three months ended January 31, 2006 as follows:

                                                              For the
                                                           Three Months
                                                      Ended January 31, 2006
                                                   ---------------------------
                                                   (As Reported) (As Restated)
                                                   ------------- -------------

Net loss                                           $(1,273,738)   $(1,297,876)

Basic and diluted
net loss per share
of common stock                                    $     (0.01)   $     (0.01)

The correction of the above also results in the following changes to the Company's stockholders' equity and liabilities at January 31, 2006:

                                               (As Reported)   (As Restated)
                                               -------------   -------------

Total liabilities                               $ 3,371,764    $ 3,481,964

Stockholders' equity                            $ 2,846,636    $ 2,736,436

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

CONVERTIBLE DEBENTURES

Proceeds of the 2006 and 2005 Debentures are recorded as a liability net of a debt discount consisting of the fair values attributed to the related warrants and to the embedded conversion features. In accordance with EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock," due to certain factors, including an uncapped liquidated damages provision in the registration rights agreement and an indeterminate amount of shares to be issued upon conversion of the debentures, the Company separately values and accounts for the embedded conversion features, related warrants, and registration rights as derivative liabilities. Accordingly, these derivative liabilities are measured at fair value with changes in fair value reported in earnings as long as they remain classified as liabilities. The Company reassesses the classification at each balance sheet date. If the classification required under EITF No. 00-19 changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.


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

TECHNOLOGY LICENSES

We have entered into two technology license agreements that may impact our future results of operations. Royalty payments, if any, under each license would be reflected in our consolidated statements of operations as a component of cost of sales.

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

In February 2006, we obtained a license to include HelloSoft, Inc.'s integrated VoIP software suite in the EmbarqTM E30 semiconductor. We believe the inclusion of VoIP features in our products will eliminate VoIP dedicated components currently needed in modems and thereby lower their production costs by more than 20%. In consideration of this license, we have paid HelloSoft a license fee and will pay certain royalties based on our sale of products, including the licensed technology.

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

OTHER (INCOME) EXPENSES. Other expenses included interest expense, a loss on the change in fair value of derivative liabilities, and amortization of deferred financing costs. Interest expense increased $966,173 primarily as a result of issuing $3,500,000 of convertible debentures in May 2005 (the "2005 debentures") as well as the increase in amortization of debt discount. Amortization of deferred financing costs increased to $243,967 from $24,619 as a result of the additional deferred financing costs primarily related to the issuance of the 2005 debentures. Both the amortization of debt discount, which is included in interest expense, and the amortization of deferred financing costs, increased significantly due to the increase in conversions of convertible debentures into common stock. Upon conversion or repayment of debt prior to its maturity date, a pro-rata share of debt discount and deferred financing costs are written off and recorded as expense.

There were no derivative liabilities outstanding during the three months ended January 31, 2005.

Other income in the three months ended January 31, 2006 consisted primarily of a gain on forgiveness of principal and interest on a promissory note (the "Zaiq Note") to Zaiq Technologies, Inc. ("Zaiq") of $1,169,820. The Zaiq Note was entered into in April 2005, had an original principal amount of $2,392,000 and was originally due and payable in April 2007. Pursuant to the terms of the note, the principal amount of the note decreased by $797,333.33 on each of the six and 12 month anniversaries of the note. In December 2005, when we would not have otherwise been required to make a payment under the Zaiq Note, we entered into a letter agreement with Zaiq pursuant to which we agreed to repurchase from Zaiq for $200,000 the remaining balance of the Zaiq Note and 5,180,474 shares of our common stock held of record by Zaiq. We had the right to assign any or all of our purchase commitment under the letter agreement. We assigned to an unaffiliated third party that had been a prior investor in the Company the right to purchase 4,680,620 of the Zaiq shares. On December 20, 2005, we purchased the Zaiq Note and 499,854 shares of our common stock held by Zaiq for an aggregate purchase price of $129,789. The Zaiq shares we repurchased have been accounted for as treasury stock, carried at cost, and reflected as a reduction to stockholders' equity. The remaining principal and accrued interest of $1,292,111 on the Zaiq Note was canceled resulting in a gain of $1,169,820.

NET LOSS. For the three months ended January 31, 2006 our net loss increased 43% or $392,652 to $1,297,876 from $905,224 as the result of higher interest costs, a loss on the change in fair value of derivative liabilities, higher amortization of deferred financing costs, higher selling, general, and administrative expense, and higher research and development expenses, partially offset by an increase in revenues and the gain on the forgiveness of principal and interest on the promissory note to Zaiq Technologies, Inc. discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $2,301,686 at March 13, 2006, $355,853 at January 31, 2006 and $373,481 at October 31, 2005.

Net cash used in operating activities was $467,047 for the three months ended January 31, 2006, compared to $462,489 for the three months ended January 31, 2005. The increase in cash used in operations was principally the result of the following items:

         o an increase in the net loss, which was $1,297,876, compared with $905,224 for the three months ended January 31, 2005; and

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

         o a loss on the change in fair value of derivative liabilities of $24,138 relating to warrants issued in May 2005 in connection with the May 2005 debentures;

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

First, as described in Note 13 to the accompanying condensed consolidated financial statements, we raised gross proceeds of $6.0 million in March 2006 from the private placement to 17 institutional and individual investors of our two-year 7% Senior Secured Convertible Debentures (the "2006 Debentures"). Of this amount, $3.0 million is being held by a security agent, acting on behalf of the investors (the "Security Deposit"). This amount will be released to us if we file an amendment to our charter documents to reflect an increase in our authorized common stock from 500 million to 900 million shares (the "Authorized Share Increase") and provide evidence of such amendment by April 28, 2006. If we fail to do so, we are obligated to prepay $3 million of the Debentures (plus accrued interest). After taking into account the $3.0 million Security Deposit, we received net proceeds of approximately $1.8 million from the proceeds of the 2006 Debentures, after the payment of offering related fees and expenses and after the repayment in full of bridge loans, made in December 2005 and January 2006, in the aggregate amount of $810,000.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of this report. As described in Part I, Item 2 above under the heading, "RESTATEMENT," the Company's Board concluded that the classification of warrants issued by the Company in connection with the 2005 and 2006 convertible debentures was not in accordance with the interpretations of Emerging Issues Task Force ("EITF") Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In, a Company's Own Stock." Accordingly, the Board has authorized the restatement of the Company's consolidated financial statements at and for the fiscal year ended October 31, 2005 and at and for the periods ended July 31, 2005, January 31, 2006 and April 30, 2006. Because the above error was not prevented by the Company's then-existing disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer has concluded based upon his evaluation that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company believes that, as a result of its consultations with counsel, the Company's outside auditors, and other accounting professionals, it has improved its disclosure controls and procedures in the area of financial reporting of complex equity transactions such as the convertible debentures and accompanying warrants.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. Except as described above, during the three months ended January 31, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

10.12 Stock Option Agreement dated February 16, 2006 between the Company and Jack Peckham* (1)

10.13 Stock Option Agreement dated February 16, 2006 between the Company and Thomas Cooper* (1)

10.14 Form of Securities Purchase Agreement, dated as of March 6, 2006, between the Company and the investors named therein (incorporated by reference to Exhibit 10.1 of the Company's March 13, 2006 8-K)

10.15 Form of Warrant issued in connection with the Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 of the Company's March 13, 2006 8-K)

10.16 Form of Security Interest Agreement, dated as of March 6, 2006, among the Company, the Secured Parties named therein, and Krieger & Prager, LLP, as agent for the Secured Parties (incorporated by reference to Exhibit 10.3 of the Company's March 13, 2006 8-K)

10.17 Form of Registration Rights Agreement, dated as of March 6, 2006, between the Company and the investors named therein (incorporated by reference to Exhibit 10.4 of the Company's March 13, 2006 8-K)

10.18 Placement Agency Agreement, dated as of March 3, 2006, between the Company and Pond Equities (incorporated by reference to Exhibit 10.5 of the Company's March 13, 2006 8-K)

10.19 Employment Agreement between the Company and Ray Willenberg, Jr. dated as of March 7, 2006 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed with the Commission on March 15, 2006 (the "March 15, 2006 8-K")) (1)

10.20 Convertible Promissory Note dated March 1, 2006 by the Company in favor of Ray Willenberg, Jr. (incorporated by reference to Exhibit 10.2 of the Company's March 15, 2006 8-K)

10.21 Consulting Agreement between the Company and LF Technology Group, LLC dated March 7, 2006 (incorporated by reference to Exhibit 10.3 of the Company's March 15, 2006 8-K)

10.22 Consulting Agreement between the Company and Starburst Innovations, LLC dated March 7, 2006 (incorporated by reference to Exhibit 10.4 of the Company's March 15, 2006 8-K)

10.23 Consulting Agreement between the Company and Advisor Associates, Inc. dated March 8, 2006 (incorporated by reference to Exhibit 10.5 of the Company's March 15, 2006 8-K)

31.1     Rule 13a-14(a)/15d-14(a) Certification**

32.1     Section 1350 Certification**


*Incorporated by reference to the same numbered exhibit of the Company's Quarterly Report on Form 10-QSB for the period ended January 31, 2006, as filed with the Commission on March 17, 2006.


** Filed herewith.


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