Form 10QSB/A
period 2006-04-30
Rim Semiconductor CO
filed 2006-07-11
CIK 1026595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

COMMISSION FILE NUMBER 0-21785

RIM SEMICONDUCTOR COMPANY

(Exact name of small business issuer as specified in its charter)

UTAH	95-4545704
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification no.)

305 NE 102ND AVENUE, SUITE 105 PORTLAND, OREGON 97220	(503) 257-6700
(Address of principal executive offices)	(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

The number of shares of the issuer’s Common Stock, par value $.001 per share, outstanding as of July 5, 2006, was 324,973,732.

Transitional Small Business Disclosure Format (Check one) Yes ☐  No ☒

EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A (the “Report”) is being filed by Rim Semiconductor Company (the “Company”) to amend the Company's Quarterly Report on Form 10-QSB for the period ended April 30, 2006 that was initially filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2006. The Company is also filing amendments to its Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005 and its Quarterly Reports on Form 10-QSB for the periods ended July 31, 2005 and January 31, 2006.

This Report reflects the restatement of the Company's previously issued condensed consolidated financial statements at and for the period ended April 30, 2006, and the notes related thereto, as discussed in Note 2 to the condensed consolidated financial statements included herein.

FORM 10-QSB/A

RIM SEMICONDUCTOR COMPANY

APRIL 30, 2006

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(Restated)

ASSETS

April 30, 2006
Current Assets:
Cash	$4,007,470
Other current assets	43,872

TOTAL CURRENT ASSETS	4,051,342

Property and equipment (net of accumulated depreciation of $2,477)	13,182
Technology license and capitalized software development fee (net of accumulated amortization of $315,232)	5,735,768
Deferred financing costs (net of accumulated amortization of $1,249,428)	2,292,390
Other assets	9,854

TOTAL ASSETS	$12,102,536

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Convertible notes payable	$525,000
Convertible debentures (net of debt discount of $24,136)	100,864
Conversion option liabilities	2,588,813
Derivative liabilities - warrants	10,419,140
Account payable and accrued expenses	785,473

TOTAL CURRENT LIABILITIES	14,419,290

Long-term portion of convertible debentures (net of debt discount of $5,609,421)	431,143

TOTAL LIABILITIES	14,850,433

Commitments, Contingencies and Other Matters

Stockholders’ Deficiency:
Preferred stock - $0.01 par value; 15,000,000 shares authorized; -0- shares issued and outstanding	—
Common stock - $0.001 par value; 900,000,000 shares authorized; 323,542,617 shares issued and 323,042,763 shares outstanding	323,543
Treasury stock - 499,854 shares at cost	(7,498)
Additional paid-in capital	69,480,132
Unearned compensation	(1,687,796)
Accumulated deficit	(70,856,278)

TOTAL STOCKHOLDERS’ DEFICIENCY	(2,747,897)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$12,102,536

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended April 30,
	2006 (Restated)	2005

REVENUES	$58,874	$16,198

OPERATING EXPENSES:
Cost of sales	—	11,945
Amortization of technology license and capitalized
software development fee	315,232	—
Research and development expenses (including
stock based compensation of $26,860 and
$0, respectively)	137,600	7,053
Selling, general and administrative expenses
(including stock based compensation of $983,710
and $888,930, respectively)	2,356,072	1,571,334

TOTAL OPERATING EXPENSES	2,808,904	1,590,332

OPERATING LOSS	(2,750,030)	(1,574,134)

OTHER (INCOME) EXPENSES:
Interest expense	7,897,769	639,646
Derivative loss	484,538	—
Amortization of deferred financing costs	568,819	53,109
Gain on forgiveness of principal and interest
on Zaiq Note	(1,169,820)	—
Gain on sale of property and equipment	—	(20,000)
Gain on exchange of Redeemable Series B Preferred
Stock into common stock	—	(55,814)
Loss on exchange of notes payable into common stock	446,386	—
Other	(3,000)	(28,506)

TOTAL OTHER (INCOME) EXPENSES	8,224,692	588,435

NET LOSS	$(10,974,722)	$(2,162,569)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	267,242,791	93,198,867

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended April 30,
	2006 (Restated)	2005

REVENUES	$18,698	$7,397

OPERATING EXPENSES:
Cost of sales	—	5,320
Amortization of technology license and capitalized
software development fee	212,536	—
Research and development expenses (including
stock based compensation of $5,044 and
$0, respectively)	52,556	—
Selling, general and administrative expenses
(including stock based compensation of $333,958
and $609,381, respectively)	1,549,001	974,388

TOTAL OPERATING EXPENSES	1,814,093	979,708

OPERATING LOSS	(1,795,395)	(972,311)

OTHER (INCOME) EXPENSES:
Interest expense	6,652,813	360,864
Derivative loss (gain)	460,400	—
Amortization of deferred financing costs	324,852	28,490
Gain on sale of property and equipment	—	(20,000)
Gain on exchange of Redeemable Series B Preferred
Stock into common stock	—	(55,814)
Loss on exchange of notes payable into common stock	446,386	—
Other	(3,000)	(28,506)

TOTAL OTHER (INCOME) EXPENSES	7,881,451	285,034

NET LOSS	$(9,676,846)	$(1,257,345)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	306,633,326	99,061,445

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED APRIL 30, 2006
(Unaudited)
(Restated)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Deficiency

Balance at October 31, 2005	184,901,320	$184,902	—	—	$61,359,999	$(22,771)	$(59,881,556)	$1,640,574

Repurchase of common stock for cash	—	—	(499,854)	$(7,498)	—	—	—	(7,498)
Issuance of common stock under consulting agreements	11,000,000	11,000	—	—	1,859,000	(1,870,000)	—	—
Issuance of common stock for conversion of convertible deben- tures and accrued interest	104,170,465	104,170	—	—	1,743,155	—	—	1,847,325
Issuance of common stock for convertible notes payable and accrued interest	35,714	36	—	—	14,964	—	—	15,000
Issuance of common stock for notes payable and accrued interest	12,064,494	12,064	—	—	1,278,837	—	—	1,290,901
Issuance of common stock upon exercise of warrants	11,370,624	11,371	—	—	557,160	—	—	568,531
Stock options issued to key employees and advisory board member	—	—	—	—	805,595	(805,595)	—	—
Reclassification of derivative liability upon exercise of warrants	—	—	—	—	1,100,639	—	—	1,100,639
Reclassification of conversion option liability	—	—	—	—	760,783	—	—	760,783
Amortization of unearned compensation expense	—	—	—	—	—	1,010,570	—	1,010,570
Net loss	—	—	—	—	—	—	(10,974,722)	(10,974,722)

Balance at April 30, 2006	323,542,617	$323,543	(499,854)	$(7,498)	$69,480,132	$(1,687,796)	$(70,856,278)	$(2,747,897)

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended April 30,
	2006 (Restated)	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(10,974,722)	$(2,162,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting fees and other compensatory elements of stock issuances	1,010,570	888,930
Derivative loss	484,538	—
Fair value of Investors’ warrants in excess of debt discount	5,608,156	—
Loss on exchange of notes payable into common stock	446,386	—
Gain on forgiveness of principal and interest on Zaiq Note	(1,169,820)	—
Gain on sale of property and equipment	—	(20,000)
Gain on exchange of Redeemable Series B Preferred Stock into common stock	—	(55,814)
Other non-cash income	—	(33,514)
Amortization of deferred financing costs	568,819	53,109
Amortization of film in production costs	—	11,945
Amortization of debt discount on notes	2,168,904	520,169
Amortization of technology license and capitalized software development fee	315,232	—
Depreciation	1,239	7,095
Change in Assets (Increase) Decrease:
Other current assets	(9,841)	(898)
Other assets	370	(2,990)
Change in Liabilities Increase (Decrease):
Accounts payable and accrued expenses	199,687	(22,329)

NET CASH USED IN OPERATING ACTIVITIES	(1,350,482)	(816,866)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of technology license and development fee	(200,000)	—
Acquisition of property and equipment	(4,499)	—

NET CASH USED IN INVESTING ACTIVITIES	(204,499)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	800,100
Proceeds from exercise of warrants	568,531	—
Purchase of treasury stock	(7,498)	—
Proceeds from convertible debentures	6,000,000	—
Proceeds from notes payable	750,000	300,000
Capitalized financing costs	(742,450)	(33,029)
Repayments of notes payable	(944,291)	—
Repayments of convertible notes payable	(435,322)	(25,625)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,188,970	1,041,446

INCREASE IN CASH	3,633,989	224,580

CASH - BEGINNING OF PERIOD	373,481	127,811

CASH - ENDING OF PERIOD	$4,007,470	$352,391

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended April 30,
	2006 (Restated)	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,158	$5,400

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for conversion of convertible debentures, convertible notes payable, notes payable and accrued interest	$3,153,226	$630,476

Common stock issued for consulting services	$1,870,000	$—

Value assigned to warrants issued in connection with notes payable	$120,000	$—

Value assigned to warrants issued to holders of 2006 Debentures on the issuance date	$9,036,727	$—

Value assigned to warrants issued to placement agents on the issuance date	$1,792,452	$—

Value assigned to conversion option liability in connection with issuance of 2006 Debentures	$2,571,429	$—

Accounts payable and accrued expenses satisfied by issuance of common stock	$—	$71,911

Common stock issued for accrued liquidated damages	$—	$96,000

Accounts payable and accrued expenses converted to note payable	$—	$55,251

Deferred compensation converted to convertible note payable (See Note 7)	$212,450	$383,911

Reclassification of conversion option liability to equity	$760,783	$—

Redeemable Series B Preferred Stock exchanged into notes payable	$—	$2,392,000

Redeemable Series B Preferred Stock (recorded at $800,000) exchanged into common stock	$—	$744,186

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the financial statements and notes related thereto included in the Annual Report on Form 10-KSB (Amendment No. 2) for the fiscal year ended October 31, 2005.

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

NOTE 2 - RESTATEMENT

On July 6, 2006, the Company’s Board of Directors, after consultations by management and the Audit Committee with the Company’s independent registered public accounting firm, concluded that the classification of warrants issued in connection with the 2005 and 2006 convertible debentures was not in accordance with interpretations of Emerging Issues Task Force (“EITF”) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In, a Company’s Own Stock.”  Accordingly, the condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-QSB for the period ended April 30, 2006, as filed on June 14, 2006 (the “April 2006 10-QSB”) have been restated to correct the accounting for the warrants as derivative liabilities.  The previously issued condensed consolidated financial statements included in the April 2006 10-QSB should not be relied upon.  As a result of this restatement, $10,419,140 included in stockholders' equity at April 30, 2006 should have been recorded as a derivative liability and the Company should have recorded additional interest expense of $5,673,953 for the three months and six months ended April 30, 2006. This expense was principally related to the amount ($5,608,156) by which the fair value on April 30, 2006 of warrants issued to purchasers of debentures sold by the Company in March 2006 exceeded the debt discount allocated to such warrants. See Note 8. In

NOTE 2 - RESTATEMENT (CONTINUED)

addition, the Company should have recorded losses of $460,400 and $484,538, respectively, for the three and six months ended April 30, 2006, on the change in fair value of derivative liabilities. The treatment of this non-cash accounting item results in an increase in the Company’s net loss for the three months and six months ended April 30, 2006 as follows:

	For the Three Months Ended April 30, 2006		For the Six Months Ended April 30, 2006
	(As Reported)	(As Restated)	(As Reported)	(As Restated)

Net Loss	$(3,542,493)	$(9,676,846)	$(4,816,231)	$(10,974,722)

Basic and diluted net loss per share of common stock	$(0.01)	$(0.03)	$(0.02)	$(0.04)

The correction of the above also results in the following changes to the Company's stockholders' equity (deficiency) and liabilities at April 30, 2006:

	(As Reported)	(As Restated)

Total liabilities	$5,308,577	$14,850,433

Stockholders’ equity (deficiency)	$6,793,959	$(2,747,897)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 5 - DEFERRED FINANCING COSTS

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

On December 20, 2005, the Company paid Zaiq an aggregate of $129,789, out of an advance on the note payable that was subsequently signed in January 2006 (see Note 9), to purchase the Zaiq Note and 499,854 Zaiq Shares. The Zaiq Shares repurchased by the Company have been accounted for as treasury stock, carried at cost, and reflected as a reduction to stockholders’ equity. The remaining principal and accrued interest of $1,292,111 on the Zaiq Note has been canceled resulting in a gain of $1,169,820.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

The Company entered into several convertible promissory note agreements with various trusts and individuals to fund the operations of the Company. The Company agreed to pay the principal and an additional amount equal to 50% of the principal on all notes below except for one note for $10,000, which accrues interest at the rate of 9% per annum and the convertible promissory note with the Company’s executive vice president discussed below.

NOTE 7 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

The outstanding convertible notes are summarized below:

At April 30,
2006

Note payable (1)	$47,000
Notes payable (nine notes) (2)	468,000
Notes payable, 9% interest (3)	10,000

TOTAL	$525,000

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

(2)
The notes were issued during the period from March 2002 through July 2003 in the aggregate amount of $478,000 and due only when receipts received by the Company from its Top Secret Productions, LLC joint venture exceed $2,250,000. The notes and any accrued and unpaid interest may be converted at any time, in whole or in part, into shares of common stock at conversion prices per share ranging from $0.33 to $1.00. Principal of $10,000 and accrued interest of $5,000 was converted into 35,714 shares of common stock during the three months ended April 30, 2006.

(3)
The note was issued in July 2003 in the amount of $10,000, and due only when receipts received by the Company from its Top Secret Productions, LLC joint venture exceed $750,000. The note and any accrued and unpaid interest may be converted at any time, in whole or in part, into shares of common stock at a conversion price per share of $0.60.

In March 2005, the Company issued in favor of the Company’s executive vice president, a non-interest bearing convertible promissory note in the principal amount of $383,911. The convertible promissory note was issued in evidence of the Company’s obligation for deferred compensation. In accordance with APB 21, imputed interest (at an effective rate of 15%) was calculated to arrive at the fair value of the convertible promissory note. The difference between the face amount and the present value upon issuance of the convertible promissory note is shown as a discount that is amortized as interest expense over the life of the convertible promissory note. Amortization of debt discount on this note was $15,583 and $20,875 for the three months and six months ended April 30, 2006, respectively. The Company made payments of $20,833 and $84,125 during the three months and six months ended April 30, 2006, respectively. In March 2006, the remaining principal amount of this note and additional deferred compensation payable to the note holder of $212,450 were converted into a convertible promissory note with an aggregate principal amount of $301,197. The principal and accrued interest on this note was repaid in April 2006. The remaining unamortized debt discount on the March 2005 convertible promissory note of $15,583 was recorded as interest expense during the three months ended April 30, 2006.

NOTE 8 - CONVERTIBLE DEBENTURES

2006 Debentures (Restated)

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

In connection with the issuance of the 2006 Debentures, the Company issued to the Investors warrants to purchase 70,955,548 shares of the Company’s common stock at an exercise price of $0.15 per share valued at $9,036,727 on the issuance date (subject to adjustments for stock splits, stock dividends, recapitalizations, mergers, spin-offs, and certain other transactions). The warrants are exercisable until the last day of the month in which the third anniversary of the effective date of the registration statement registering the shares underlying the warrants occurs.

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

NOTE 8 - CONVERTIBLE DEBENTURES (CONTINUED)

2006 Debentures (Restated) (Continued)

The aggregate fair value of the placement agent’s warrants of $1,792,452 on the issuance date was recorded as a deferred financing cost and is being charged to interest expense over the term of the 2006 Debentures.

The gross proceeds of $6,000,000 are recorded as a liability net of a debt discount of $6,000,000 consisting of an allocation of the fair values attributed to the Investors’ warrants and to the embedded conversion feature in accordance with EITF issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock.” The debt discount consisted of a $3,428,571 value related to the Investors' warrants and a value attributed to the embedded conversion feature of $2,571,429.  The debt discount was first allocated to the embedded conversion feature based on its fair value. After reducing the gross proceeds by the value allocated to the embedded conversion feature, the remaining unallocated debt discount of $3,428,571 was allocated to the Investors' warrants. The excess of the fair value of the Investors’ warrants above the debt discount allocated to the Investors’ warrants was $5,608,156 and was recorded as interest expense.

In accordance with EITF No. 00-19, due to certain factors, including an uncapped liquidated damages provision in the registration rights agreement and an indeterminate amount of shares to be issued upon conversion of the debentures, the Company separately values and accounts for the embedded conversion feature related to the 2006 Debentures, the Investors’ warrants, the placement agent’s warrants, and the registration rights as derivative liabilities. Accordingly, these derivative liabilities are measured at fair value with changes in fair value reported in earnings as long as they remain classified as liabilities. The Company reassesses the classification at each balance sheet date. If the classification required under EITF No. 00-19 changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.

A gain on the change in fair value of these derivative liabilities of $2,648,668 was recognized during the three and six months ended April 30, 2006.

The 2006 Debentures are summarized below as of April 30, 2006:

	Outstanding Principal Amount	Unamortized Debt Discount	Net Carrying Value
Long-term portion	$ 6,000,000	$ 5,581,395	$ 418,605

2005 Debentures (Restated)

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

In connection with the issuance of the 2005 Debentures, the Company issued to the purchasers thereof warrants (the “Investor Warrants”) to purchase 33,936,650 shares of common stock valued at $2,000,000 on the issuance date, with warrants for 11,312,220 shares being exercisable through the last day of the month in which the first anniversary of the effective date of the Registration Statement occurs (August 31, 2006) at a per share exercise price of $0.1547 and warrants for 22,624,430 shares being exercisable through the last day of the month in which the third anniversary of the effective date of the Registration Statement occurs (August 31, 2008) at a per share exercise price of $0.3094.

In connection with the issuance of the 2005 Debentures, the Company also issued to a placement agent warrants to purchase up to 5,656,108 shares of Common Stock (the “Compensation Warrants”) valued at $319,066 on the issuance date. This amount was recorded as a deferred financing cost and is being charged to interest expense over the term of the 2005 Debentures. Warrants to purchase up to 2,262,443 shares are exercisable through the last day of the month in which the third anniversary of the effective date of the Registration Statement occurs (August 31, 2008) at a per share exercise price of $0.3094. Warrants to purchase up to 2,262,443 shares are exercisable through the last day of the month in which the third anniversary of the closing occurs (May 31, 2008) at a per share exercise price of $0.1547. Warrants to purchase up to 1,131,222 shares are exercisable through the last day of the month in which the first anniversary of the effective date of the Registration Statement occurs (August 31, 2006) at a per share exercise price of $0.1547. The Compensation Warrants are otherwise exercisable on substantially the same terms and conditions as the Investor Warrants.

NOTE 8 - CONVERTIBLE DEBENTURES (CONTINUED)

2005 Debentures (Restated) (Continued)

The gross proceeds of $3,500,000 are recorded as a liability net of a debt discount of $3,500,000. The debt discount consisted of a $2,000,000 value related to the Investor Warrants and a $1,500,000 value related to the embedded conversion feature in accordance with EITF issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock.” Due to certain factors, including an uncapped liquidated damages provision in the registration rights agreement and an indeterminate amount of shares to be issued upon conversion of the debentures, the Company separately values and accounts for the embedded conversion feature related to the 2005 Debentures, the Investors’ Warrants, the Compensation Warrants, and the registration rights as derivative liabilities. Accordingly, these derivative liabilities are measured at fair value with changes in fair value reported in earnings as long as they remain classified as liabilities. The Company reassesses the classification at each balance sheet date. If the classification required under EITF No. 00-19 changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification. Due to various factors, including substantial conversions of the 2005 Debentures and the registration statement becoming effective on August 1, 2005, the value of the registration rights was deemed to be de minimus.

As of April 30, 2006, the conversion option liability of $1,500,000 had been reduced to $17,384 as a result of conversions of the 2005 Debentures. An aggregate of $1,482,616 has been reflected as a reclassification to stockholders’ equity since the issuance of the 2005 Debentures.

During the three months ended April 30, 2006, upon the exercise, by holders of the Investor and Compensation Warrants, of warrants to purchase an aggregate of 11,370,624 shares, the Company reassessed the classification of the exercised warrants and reclassified the fair value of the exercised warrants of $1,100,639 from current liabilities to stockholders’ equity.

A loss on the change in fair value of derivative liabilities of $3,109,068 and $3,133,206 was recognized during the three months and six months ended April 30, 2006, respectively.

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

NOTE 8 - CONVERTIBLE DEBENTURES (CONTINUED)

2005 Debentures (Restated) (Continued)
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

NOTE 8 - CONVERTIBLE DEBENTURES (CONTINUED)

7% Debentures (Continued)

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

NOTE 10 - STOCKHOLDERS’ EQUITY

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

NOTE 10 - STOCKHOLDERS’ EQUITY (CONTINUED)

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

NOTE 10 - STOCKHOLDERS’ EQUITY (CONTINUED)

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

Warrants Granted

In January 2006, the Company granted warrants to purchase 7,500,000 shares of its common stock at an exercise price of $0.10 per share to a lender in connection with a loan agreement (see Note 9). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $0.016 per share or $120,000.

In March 2006, the Company granted warrants to purchase 70,955,548 shares of its common stock at an exercise price of $0.15 per share to the Investors in the 2006 Debentures (see Note 8). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $0.127 per share or $9,036,727.

In March 2006, the Company also granted warrants to purchase 7,095,556 shares of its common stock at an exercise price of $0.1693 per share to the placement agent in connection with the 2006 Debentures (see Note 8). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $0.125 per share or $888,779.

NOTE 10 - STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants Granted (Continued)

In March 2006, the Company granted additional warrants to purchase 7,095,556 shares of its common stock at an exercise price of $0.15 per share to the placement agent in connection with the 2006 Debentures (see Note 8). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $0.127 per share or $903,673.

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

NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

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

NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

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

When HelloSoft commences Phase III, the Company will issue to them $175,000 worth of restricted common stock, and the other $175,000 will be paid to them in cash when they complete Phase III. The Company projects that Phase III will be deemed complete in the third calendar quarter of 2006.

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

NOTE 12 - SEGMENT INFORMATION

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

NOTE 12 - SEGMENT INFORMATION (CONTINUED)

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

NOTE 13 - SUBSEQUENT EVENTS

Equity Transactions

In June 2006, 443,814 shares of common stock were issued upon conversion of 2005 Debentures with a principal amount of $35,000 and interest of $1,087.

In July 2006, 1,487,155 shares of common stock were issued upon conversion of interest payable on the 2006 Debentures of $128,877.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We urge you to read the following discussion in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere herein.

This Quarterly Report on Form 10-QSB/A reflects a restatement of the Company's previously issued condensed consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended April 30, 2006, as discussed below and in Note 2 to the condensed consolidated financial statements included herein.

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

RESTATEMENT

On July 6, 2006, the Company’s Board of Directors, after consultations by management and the Audit Committee with the Company’s independent registered public accounting firm, concluded that the classification of warrants issued in connection with the 2005 and 2006 convertible debentures was not in accordance with interpretations of Emerging Issues Task Force (“EITF”) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In, a Company’s Own Stock.”  Accordingly, the condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-QSB for the period ended April 30, 2006, as filed on June 14, 2006 (the “April 2006 10-QSB”) have been restated to correct the accounting for the warrants as derivative liabilities.  The previously issued condensed consolidated financial statements included in the April 2006 10-QSB should not be relied upon.  As a result of this restatement, $10,419,140 included in stockholders' equity at April 30, 2006 should have been recorded as a derivative liability and the Company should have recorded additional interest expense of $5,673,953 for the three months and six months ended April 30, 2006. This expense was principally related to the amount ($5,608,156) by which the fair value on April 30, 2006 of warrants issued to purchasers of debentures sold by the Company in March 2006 exceeded the debt discount allocated to such warrants. See Note 8 to the accompanying condensed consolidated financial statements. In addition, the Company should have recorded losses of $460,400 and $484,538, respectively, for the three and six months ended April 30, 2006, on the change in fair value of derivative liabilities. The treatment of this non-cash accounting item results in an increase in the Company’s net loss for the three months and six months ended April 30, 2006 as follows:

	For the Three Months Ended April 30, 2006		For the Six Months Ended April 30, 2006
	(As Reported)	(As Restated)	(As Reported)	(As Restated)

Net Loss	$(3,542,493)	$(9,676,846)	$(4,816,231)	$(10,974,722)

Basic and diluted net loss per share of common stock	$(0.01)	$(0.03)	$(0.02)	$(0.04)

The correction of the above also results in the following changes to the Company's stockholders' equity (deficiency) and liabilities at April 30, 2006:

	(As Reported)	(As Restated)

Total liabilities	$5,308,577	$14,850,433

Stockholders’ equity (deficiency)	$6,793,959	$(2,747,897)

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

Convertible Debentures

Proceeds of the 2006 and 2005 Debentures are recorded as a liability net of a debt discount consisting of the fair values attributed to the related warrants and to the embedded conversion features. In accordance with EITF issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” due to certain factors, including an uncapped liquidated damages provision in the registration rights agreement and an indeterminate amount of shares to be issued upon conversion of the debentures, the Company separately values and accounts for the embedded conversion features, related warrants, and registration rights as derivative liabilities. Accordingly, these derivative liabilities are measured at fair value with changes in fair value reported in earnings as long as they remain classified as liabilities. The Company reassesses the classification at each balance sheet date. If the classification required under EITF No. 00-19 changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.

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

In April, 2002, we entered into a development and license agreement with Adaptive Networks, Inc. (“Adaptive”), to acquire a worldwide, perpetual license to Adaptive’s PowerstreamTM technology, intellectual property and patent portfolio. The licensed PowerstreamTM technology provides the core technology for our semiconductor products. We have also jointly developed technology with Adaptive that enhances the licensed technology.

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

In February 2006, we obtained a license to include HelloSoft, Inc.’s integrated VoIP software suite in the EmbarqTM E30 semiconductor. We believe the inclusion of VoIP features in our products will eliminate VoIP dedicated components currently needed in modems and thereby lower their production costs by more than 20%. In consideration of this license, we have paid HelloSoft a license fee and will pay certain royalties based on our sale of products, including the licensed technology.

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

OTHER (INCOME) EXPENSES.  Other expenses included interest expense, a loss on the change in fair value of derivative liabilities, amortization of deferred financing costs, and a loss on exchange of notes payable into common stock.

Total Other (Income) Expenses increased 2,665% or $7,596,417 to $7,881,451 for the three months ended April 30, 2006 from $285,034 for the three months ended April 30, 2005. Total Other (Income) Expenses increased 1,298% or $7,636,257 to $8,224,692 for the six months ended April 30, 2006 from $588,435 for the six months ended April 30, 2005. The increases are primarily for the reasons noted below.

Interest expense increased 1,744% or $6,291,949 to $6,652,813 for the three months ended April 30, 2006 from $360,864 for the three months ended April 30, 2005. Interest expense increased 1,135% or $7,258,123 to $7,897,769 for the six months ended April 30, 2006 from $639,646 for the three months ended April 30, 2005. The increases are primarily due to the value allocated to the warrants related to the 2006 Debentures, interest on the 2006 Debentures, and the amortization and write-off of debt discount due to conversions of the convertible debentures and repayment of a note payable.

We recorded a loss on the change in fair value of derivative liabilities of $460,400 and $484,538 for the three months and six months ended April 30, 2006. There were no derivative liabilities outstanding during the three months and six months ended April 30, 2005.

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

Other income in the six months ended April 30, 2006 consisted primarily of a gain on forgiveness of principal and interest on a promissory note (the “Zaiq Note”) to Zaiq Technologies, Inc. (“Zaiq”) of $1,169,820. The Zaiq Note was entered into in April 2005, had an original principal amount of $2,392,000 and was originally due and payable in April 2007. Pursuant to the terms of the note, the principal amount of the note decreased by $797,333.33 on each of the six and 12 month anniversaries of the note. In December 2005, when we would not have otherwise been required to make a payment under the Zaiq Note, we entered into a letter agreement with Zaiq pursuant to which we agreed to repurchase from Zaiq for $200,000 the remaining balance of the Zaiq Note and 5,180,474 shares of our common stock held of record by Zaiq. We had the right to assign any or all of our purchase commitment under the letter agreement. We assigned to an unaffiliated third party that had been a prior investor in the Company the right to purchase 4,680,620 of the Zaiq shares. On December 20, 2005, we purchased the Zaiq Note and 499,854 shares of our common stock held by Zaiq for an aggregate purchase price of $129,789. The Zaiq shares we repurchased have been accounted for as treasury stock, carried at cost, and reflected as a reduction to stockholders’ equity. The remaining principal and accrued interest of $1,292,111 on the Zaiq Note was canceled resulting in a gain of $1,169,820.

Other income in the six months ended April 30, 2005 consisted primarily of a gain on sale of property and equipment of $20,000, a gain on exchange of Redeemable Series B Preferred Stock into common stock of $55,814, and other miscellaneous gains of $28,506.

NET LOSS.   For the three months ended April 30, 2006 our net loss increased 670% or $8,419,501 to $9,676,846 from $1,257,345 as the result of higher interest costs, a loss on the change in fair value of derivative liabilities, higher amortization of deferred financing costs, higher selling, general, and administrative expense, and higher research and development expenses, partially offset by an increase in revenues and the gain on the forgiveness of principal and interest on the promissory note to Zaiq Technologies, Inc. discussed above. For the six months ended April 30, 2006, the net loss increased 407% or $8,812,153 to $10,974,722 from $2,162,569 for primarily the same reasons noted above.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $3,406,914 at June 12, 2006 and $4,007,470 as of April 30, 2006 compared to $373,481 at October 31, 2005.

Net cash used in operating activities was $1,350,482 for the six months ended April 30, 2006, compared to $816,866 for the six months ended April 30, 2005. The increase in cash used in operations was principally the result of the following items:

•	an increase in the net loss, which was $10,974,722, compared with $2,162,569 for the six months ended April 30, 2005; and

•
an increase for the six months ended April 30, 2006 of accounts payable and accrued liabilities of $199,687, compared to a decrease of accounts payable and accrued liabilities for the six months ended April 30, 2005 of $22,329, resulting in a net decrease in cash used of $177,358;

impacted by the following non-cash items:

•	interest expense related to fair value of Investors’ warrants at issuance in excess of debt discount of $5,608,156 during the six months ended April 30, 2006;

•	loss on the change in fair value of derivative liabilities of $484,538 during the six months ended April 30, 2006 relating to warrants issued in connection with the 2005 and 2006 debentures;

•
increased amortization of deferred financing costs, which were $568,819 for the six months ended April 30, 2006, compared to $53,109 for the six months ended April 30, 2005, principally due to increased conversions of the May 2005 debentures, the repayment of a note payable, and the amortization of additional deferred financing costs related to the 2006 Debentures;

•
increased amortization of debt discount on notes, which was $2,168,904 for the six months ended April 30, 2006, compared to $520,169 for the six months ended April 30, 2005, principally due to increased conversions of the May 2005 Debentures, the repayment of a note payable, and the amortization of additional debt discount related to the 2006 Debentures;

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

First, as described in Note 8 to the accompanying condensed consolidated financial statements, we raised gross proceeds of $6.0 million in March 2006 from the private placement to 17 institutional and individual investors of our 2006 Debentures. We received net proceeds of approximately $4.5 million from the proceeds of the 2006 Debentures, after the payment of offering related fees and expenses and after the repayment in full of notes payable, made in December 2005 and January 2006, in the aggregate amount of $810,000.

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

As of July 5, 2006, we had cash balances of $3,133,214. As of the date of this Report, our expenses total approximately $210,000 per month. Although management believes funds on hand will enable us to meet our liquidity needs for at least the next 15 months, we will need to raise additional funds to fulfill our business plan and to meet our future operating requirements, prior to the receipt of revenues from our semiconductor business.

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

Going Concern Consideration

We have continued losses in each of our years of operation and negative cash flow, and have had liquidity problems. Our independent registered public accounting firm’s report accompanying our audited consolidated financial statements for the years ended October 31, 2005 and 2004 includes an explanatory paragraph relating to the uncertainty about our ability to continue as a going concern. This qualification may make it more difficult for us to raise additional capital when needed. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

We have been able to continue based upon our receipt of funds from the issuance of equity securities and borrowings, and by acquiring assets or paying expenses by issuing stock. Although our liquidity improved significantly as a result of a series of transactions completed during the six months ended April 30, 2006 and Management believes funds on hand will enable us to meet our liquidity needs through at least September 30, 2007, our continued existence beyond that date may be dependent upon our continued ability to raise funds through the issuance of securities or borrowings, and our ability to acquire assets or satisfy liabilities by the issuance of stock. Management’s plans in this regard are to obtain other debt and equity financing until profitable operation and positive cash flow are achieved and maintained.

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

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF No. 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. The adoption of this pronouncement is not expected to have an impact on our consolidated financial position, results of operations, or cash flows.

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

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.   The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of this report. As described in Part I, Item 2 above under the heading, "RESTATEMENT," the Company's

Board concluded that the classification of warrants issued by the Company in connection with the 2005 and 2006 convertible debentures was not in accordance with the interpretations of Emerging Issues Task Force ("EITF") Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In, a Company's Own Stock." Accordingly, the Board has authorized the restatement of the Company’s consolidated financial statements at and for the fiscal year ended October 31, 2005 and at and for the periods ended July 31, 2005, January 31, 2006 and April 30, 2006. Because the above was not prevented by the Company's then-existing disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer has concluded based upon his evaluation that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company believes that, as a result of its consultations with counsel, the Company's outside auditors, and other accounting professionals, it has improved its disclosure controls and procedures in the area of financial reporting of complex equity transactions such as the convertible debentures and accompanying warrants.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. Except as described above, during the three months ended April 30, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

All of the securities issued in the transactions described above were issued without registration under the Securities Act in reliance upon the exemptions provided in Section 4(2) of the Securities Act or Regulation S under such Securities Act. Except with respect to securities sold under Regulation S, the recipients of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in all of the above transactions. Each of the recipients represented that they were “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in its common stock. All recipients had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions described above involved general solicitation or advertising.

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

10.10
Employment Agreement between the Company and Ray Willenberg, Jr. dated as of March 1, 2006 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed with the Commission on March 15, 2006 (the “March 15, 2006 8-K”)) (1)

10.11	Convertible Promissory Note dated March 7, 2006 by the Company in favor of Ray Willenberg, Jr. (incorporated by reference to Exhibit 10.2 of the Company's March 15, 2006 8-K)

10.12	Consulting Agreement between the Company and LF Technology Group, LLC dated March 7, 2006 (incorporated by reference to Exhibit 10.3 of the Company's March 15, 2006 8-K)

10.13	Consulting Agreement between the Company and Starburst Innovations, LLC dated March 7, 2006 (incorporated by reference to Exhibit 10.4 of the Company's March 15, 2006 8-K)

10.14	Consulting Agreement between the Company and Advisor Associates, Inc. dated March 8, 2006 (incorporated by reference to Exhibit 10.5 of the Company's March 15, 2006 8-K)

10.15	First Amendment to Lease between the Company and American Property Management Corp. as agent for Weston Investment Co. LLC dated March 8, 2006.*

31.1	Rule 13a-14(a)/15d-14(a) Certification**

32.1	Section 1350 Certification**

___________________________

*  Incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-QSB for the period ended April 30, 2006, as filed with the Commission on June 14, 2006.
** Filed herewith.
(1)  Signifies a management agreement or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIM SEMICONDUCTOR COMPANY

DATE: July 10, 2006	BY:	/s/ Brad Ketch
Brad Ketch
President and Chief Executive Officer (Principal Executive Officer, Financial and Accounting Officer and Authorized Signatory)