Form 10QSB
period 2006-07-31
Rim Semiconductor CO
filed 2006-09-14
CIK 1026595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006

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
Yes ☒ No☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)	Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, par value $.001 per share, outstanding as of September 11, 2006, was 346,396,890.

Transitional Small Business Disclosure Format (Check one)	Yes ☐ No ☒

FORM 10-QSB

RIM SEMICONDUCTOR COMPANY

JULY 31, 2006

PART I - FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS

July 31, 2006
Current Assets:
Cash and cash equivalents	$2,969,894
Other current assets	130,646

TOTAL CURRENT ASSETS	3,100,540

Property and equipment (net of accumulated depreciation of $3,545)	14,155
Technology license and capitalized software development fees (net of accumulated amortization of $531,692)	6,052,369
Deferred financing costs (net of accumulated amortization of $1,698,268)	1,843,550
Other assets	7,738

TOTAL ASSETS	$11,018,352

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Convertible notes payable	$500,000
Convertible debentures (net of debt discount of $3,881)	71,119
Derivative liabilities - warrants and options	24,450,714
Account payable and accrued expenses	1,057,025

TOTAL CURRENT LIABILITIES	26,078,858

Long-term portion of convertible debentures (net of debt discount of $4,507,897)	1,097,667

TOTAL LIABILITIES	27,176,525

Commitments, Contingencies and Other Matters

Stockholders’ Deficiency:
Preferred stock - $0.01 par value; 15,000,000 shares authorized; -0- shares issued and outstanding	—
Common stock - $0.001 par value; 900,000,000 shares authorized; 332,484,557 shares issued and 331,984,703 outstanding	332,485
Treasury stock - 499,854 shares at cost	(7,498)
Additional paid-in capital	71,019,709
Unearned compensation	(1,497,171)
Accumulated deficit	(86,005,698)

TOTAL STOCKHOLDERS’ DEFICIENCY	(16,158,173)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$11,018,352

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended July 31,
	2006	2005
REVENUES	$59,899	$26,558

OPERATING EXPENSES:
Cost of sales	—	11,945
Impairment of film in distribution	—	1,009,777
Amortization of technology license and capitalized software development fees	531,692	—
Research and development expenses (including stock based compensation of $26,860 and $296,667, respectively)	255,821	303,720
Selling, general and administrative expenses(including stock based compensation of $1,501,569 and $998,963, respectively)	3,700,983	2,460,145

TOTAL OPERATING EXPENSES	4,488,496	3,785,587

OPERATING LOSS	(4,428,597)	(3,759,029)

OTHER EXPENSES (INCOME):
Interest expense - net	9,275,907	1,183,318
Derivative loss (gain)	12,128,413	(1,799,103)
Amortization of deferred financing costs	1,017,659	120,934
Gain on forgiveness of liabilities	—	(99,369)
Gain on forgiveness of principal and interest on Zaiq Note	(1,169,820)	—
Gain on conversion of accrued expenses into convertible notes payable	—	(33,514)
Loss on exchange of notes payable into common stock	446,386	—
Gain on sale of property and equipment	—	(20,000)
Gain on exchange of Redeemable Series B Preferred
Stock into common stock	—	(55,814)
Other	(3,000)	5,008

TOTAL OTHER EXPENSES (INCOME)	21,695,545	(698,540)

NET LOSS	$(26,124,142)	$(3,060,489)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.09)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	286,694,814	99,459,187

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended July 31,
	2006	2005

REVENUES	$1,025	$10,360

OPERATING EXPENSES:
Impairment of film in distribution	—	1,009,777
Amortization of technology license and capitalized software development fees	216,460	—
Research and development expenses (including stock based compensation of $0 and $296,667, respectively)	119,888	296,667
Selling, general and administrative expenses (including stock based compensation of $517,859 and $110,033, respectively)	1,343,244	888,811

TOTAL OPERATING EXPENSES	1,679,592	2,195,255

OPERATING LOSS	(1,678,567)	(2,184,895)

OTHER EXPENSES (INCOME):
Interest expense - net	1,378,138	543,672
Derivative loss (gain)	11,643,875	(1,799,103)
Amortization of deferred financing costs	448,840	67,825
Gain on forgiveness of liabilities	—	(99,369)

TOTAL OTHER EXPENSES (INCOME)	13,470,853	(1,286,975)

NET LOSS	$(15,149,420)	$(897,920)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.05)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	324,964,555	111,616,151

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For The Nine Months Ended July 31, 2006
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Unearned	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Deficiency
Balance at October 31, 2005	184,901,320	$184,902	—	—	$61,359,999	$(22,771)	$(59,881,556)	$1,640,574

Repurchase of common stock for cash	—	—	(499,854)	$(7,498)	—	—	—	(7,498)
Issuance of common stock under service and consulting agreements	12,624,752	12,625	—	—	2,219,592	(2,232,217)	—	—
Issuance of common stock for conversion of convertible debentures and accrued interest	110,654,584	110,654	—	—	2,361,299	—	—	2,471,953
Issuance of common stock for convertible notes payable and accrued interest	35,714	36	—	—	14,964	—	—	15,000
Issuance of common stock for notes payable and accrued interest	12,064,494	12,064	—	—	1,278,837	—	—	1,290,901
Issuance of common stock upon exercise of warrants	12,203,693	12,204	—	—	685,203	—	—	697,407
Stock options granted to key employees and advisory board member	—	—	—	—	1,010,835	(1,010,835)	—	—
Reclassification of derivative liability upon exercise of warrants	—	—	—	—	1,141,769	—	—	1,141,769
Reclassification of conversion option liability	—	—	—	—	947,211	—	—	947,211
Amortization of unearned compensation expense	—	—	—	—	—	1,768,652	—	1,768,652
Net loss	—	—	—	—	—	—	(26,124,142)	(26,124,142)
Balance at July 31, 2006	332,484,557	$332,485	(499,854)	$(7,498)	$71,019,709	$(1,497,171)	$(86,005,698)	$(16,158,173)

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended July 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,124,142)	$(3,060,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting fees and other compensatory elements of stock issuances	1,528,429	1,295,630
Derivative loss (gain)	12,128,413	(1,799,103)
Issuance of common stock for below market issuance	—	5,008
Fair value of Investors’ warrants in excess of debt discount	5,608,156	—
Loss on exchange of notes payable into common stock	446,386	—
Gain on forgiveness of liabilities	—	(99,369)
Gain on forgiveness of principal and interest on Zaiq Note	(1,169,820)	—
Gain on sale of property and equipment	—	(20,000)
Gain on exchange of Redeemable Series B Preferred Stock into common stock	—	(55,814)
Gain on conversion of accrued expenses into convertible notes payable	—	(33,514)
Amortization of deferred financing costs	1,017,659	120,934
Amortization of film in production costs	—	11,945
Amortization of debt discount on notes	3,290,683	941,531
Amortization of technology license and capitalized software development fees	531,692	—
Impairment of film in distribution	—	1,009,777
Depreciation	2,306	24,492
Change in Assets (Increase) Decrease:
Other current assets	(96,615)	(24,035)
Other assets	2,486	(2,790)
Change in Liabilities Increase (Decrease):
Accounts payable and accrued expenses	519,473	(66,248)
NET CASH USED IN OPERATING ACTIVITIES	(2,314,894)	(1,752,045)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of capitalized software and development fees	(375,000)	—
Acquisition of property and equipment	(6,539)	(11,161)
NET CASH USED IN INVESTING ACTIVITIES	(381,539)	(11,161)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	835,100
Proceeds from exercise of warrants	697,407	—
Purchase of treasury stock	(7,498)	—
Proceeds from convertible debentures	6,000,000	3,500,000
Proceeds from notes payable	750,000	300,000
Capitalized financing costs	(742,450)	(422,010)
Repayments of notes payable	(944,291)	(1,120,048)
Repayments of convertible notes payable	(460,322)	(401,540)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,292,846	2,691,502

INCREASE IN CASH AND CASH EQUIVALENTS	2,596,413	928,296

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	373,481	127,811

CASH AND CASH EQUIVALENTS - ENDING OF PERIOD	$2,969,894	$1,056,107

 See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended July 31,
	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,350	$203,539

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued and for conversion of convertible debentures, convertible notes payable, notes payable and accrued interest	$3,777,854	$988,347

Common stock issued and issuable for consulting services (includes $458,061 of capitalized software development fees)	$2,423,611	$—

Value assigned to warrants issued to holders of convertible debentures on the issuance date	$9,036,727	$2,000,000

Value assigned to warrants issued to placement agents on the issuance date	$1,792,452	$319,066

Value assigned to conversion option liability in connection with issuance of convertible debentures	$2,571,429	$1,500,000

Accounts payable and accrued expenses satisfied by issuance of common stock	$—	$71,911

Common stock issued for accrued liquidated damages	$—	$96,000

Accounts payable and accrued expenses converted to note payable	$—	$55,251

Deferred compensation converted to convertible note payable	$212,450	$383,911

Reclassification of conversion option liability to equity	$947,211	$—

Redeemable Series B Preferred Stock exchanged into notes payable	$—	$2,392,000

Redeemable Series B Preferred Stock (recorded at $800,000) exchanged into common stock	$—	$744,186

Stock options granted to key employees and advisory board member	$1,010,835	$—

Reclassification of derivative liability upon exercise of warrants	$1,141,769	$—

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

These results for the three months and nine months ended July 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Through its subsidiary NV Entertainment, the Company has operating revenues for its Entertainment Segment, but may continue to report operating losses for this segment. The Semiconductor Segment will have no operating revenues until successful commercialization of its developed technology, but will continue to incur substantial operating expenses, capitalized costs and operating losses.

Historically, the Company has experienced significant recurring net operating losses as well as negative cash flows from operations. The Company’s main source of liquidity has been equity and debt financing, which was used to fund historical losses from operating activities. Based on the Company’s current cash position, the Company believes it has sufficient cash to meet its funding needs through at least August 2007. The Company plans to increase its expenses above the current level in order to realize its business plans.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Film In Distribution

Statement of Position 00-2, Accounting by Producers or Distributors of Films (“SOP 00-2”) requires that film costs be capitalized and reported as a separate asset on the balance sheet. Film costs include all direct negative costs incurred in the production of a film, as well as allocations of production overhead and capitalized interest. Direct negative costs include cost of scenario, story, compensation of cast, directors, producers, writers, extras and staff, cost of set construction, wardrobe, accessories, sound synchronization, rental of facilities on location and post production costs. SOP 00-2 also requires that film costs be amortized and participation costs accrued, using the individual-film-forecast-computation method, which amortizes or accrues such costs in the same ratio that the current period actual revenue (numerator) bears to the estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year (denominator). The Company makes certain estimates and judgments of its future gross revenue to be received for the Film based on information received by its distributor, historical results and management’s knowledge of the industry.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Film In Distribution (Continued)

Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions. A change to the estimate of gross revenues for the Film may result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period.

In addition, SOP 00-2 requires that if an event or change in circumstances indicates that an entity should assess whether the fair value of a film is less than its unamortized film costs, then an entity should determine the fair value of the film and write-off to the statement of operations the amount by which the unamortized film costs exceeds the film’s fair value.

As a result of impairment reviews during the years ended October 31, 2005 and 2004, the Company wrote down the carrying value attributed to the Film to $0. This resulted in an impairment of $1,009,777 being recognized during the three months and nine months ended July 31, 2005.

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

The Company had amortization expense of $216,460 and $531,692 for the three months and nine months ended July 31, 2006, respectively, related to its capitalized software development costs. There was no amortization expense for the three months and nine months ended July 31, 2005.

Loss Per Common Share

Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three months and nine months ended July 31, 2006 and 2005, no effect has been given to outstanding options, warrants, convertible notes payable, or convertible debentures in the diluted computation, as their effect would be anti-dilutive.

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

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

The Company early adopted SFAS 123(R) using the modified prospective transition method, as of November 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s condensed consolidated financial statements as of and for the nine months ended July 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the nine months ended July 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to October 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company has continued to attribute the value of stock-based compensation to expense on the straight-line single option method.

Stock-based compensation expense recognized under SFAS 123(R) related to employee stock options was $205,240 and $653,079 for the three months and nine months ended July 31, 2006, respectively. Stock based-compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 was $0 and $247,057 for the three months and nine months ended July 31, 2006, respectively. Stock based-compensation expense recognized for non-employees under other accounting standards was $312,619 and $628,293 for the three months and nine months ended July 31, 2006, respectively.

As the closing price of common stock at July 31, 2005 was below the exercise price for certain options, previously recorded expense of $20,915 was reversed during the three months ended July 31, 2005. Accordingly, stock-based compensation expense related to employee stock options under other accounting standards for the three months and nine months ended July 31, 2005 was $(20,915) and $0, respectively. Stock based-compensation expense recognized for non-employees under other accounting standards was $130,948 and $546,463 for the three months and nine months ended July 31, 2005, respectively.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months and nine months ended July 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro-forma information required under SFAS 123(R) for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

Pro-Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

	For the Nine Months Ended July 31, 2005	For the Three Months Ended July 31, 2005
Net loss, as reported	$(3,060,489)	$(897,920)
Add: Stock-based employee compensation expense included in reported net loss	—	(20,915)
Less: Total stock-based employee compensation expense determined under the fair value-based method of all awards	(794,819)	(604,031)
Net loss, pro-forma	$(3,855,308)	$(1,522,866)
Basic and Diluted Net Loss per Common Share:
As reported	$(0.03)	$(0.01)
Pro-forma	$(0.04)	$(0.01)

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

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 05-1, “Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer’s Exercise of a Call Option” (“EITF No. 05-1”), which indicates that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer’s exercise of a call option pursuant to the original terms of the instrument. EITF No. 05-1 is effective for annual or interim periods beginning after June 28, 2006. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

NOTE 3 - FILM IN DISTRIBUTION

The Company recognized revenues of $1,025 and $59,899 for the three months and nine months ended July 31, 2006, respectively. The Company recognized revenues of $10,360 and $26,558 for the three months and nine months ended July 31, 2005, respectively. There was no amortization expense for the three months and nine months ended July 31, 2006. The Company had amortization expense of $0 and $11,945 for the three months and nine months ended July 31, 2005, respectively.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - DEFERRED FINANCING COSTS

As of July 31, 2006, deferred financing costs consisted of costs incurred and warrants issued in connection with the sale of $6,000,000 of 2006 Debentures, $3,500,000 of 2005 Debentures, $1,350,000 of 7% convertible debentures, and promissory notes:

Deferred financing costs	$3,541,818
Less: accumulated amortization	(1,698,268)

Deferred financing costs, net	$1,843,550

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

For the three months and nine months ended July 31, 2006, amortization of deferred financing costs was $448,840 and $1,017,659, respectively. For the three months and nine months ended July 31, 2005, amortization of deferred financing costs was $67,825 and $120,934, respectively.

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

On December 20, 2005, the Company paid Zaiq an aggregate of $129,789, out of an advance on the note payable that was subsequently signed in January 2006 (see Note 8), to purchase the Zaiq Note and 499,854 Zaiq Shares. The Zaiq Shares repurchased by the Company have been accounted for as treasury stock, carried at cost, and reflected as a reduction to stockholders’ equity. The remaining principal and accrued interest of $1,292,111 on the Zaiq Note has been canceled resulting in a gain of $1,169,820.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

The Company entered into several convertible promissory note agreements with various trusts and individuals to fund the operations of the Company. The Company agreed to pay the principal and an additional amount equal to 50% of the principal on all notes below except for one note for $10,000, which accrues interest at the rate of 9% per annum.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

The outstanding convertible notes are summarized below:

At July 31,
2006
Note payable (1)	$22,000
Notes payable (nine notes) (2)	468,000
Notes payable, 9% interest (3)	10,000

TOTAL	$500,000

(1)
The note was issued in October 2001 in the amount of $250,000, and due only when receipts received by the Company from its Top Secret Productions, LLC joint venture exceed $375,000. The note and any accrued and unpaid interest may be converted at any time, in whole or in part, into shares of common stock at a conversion price per share of $0.40. The Company made payments of $25,000 and $75,000 during the three months and nine months ended July 31, 2006, respectively.

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

In connection with the issuance of the 2006 Debentures, the Company issued to the Investors warrants to purchase 70,955,548 shares of the Company’s common stock at an exercise price of $0.15 per share valued at $9,036,727 on the issuance date (subject to adjustments for stock splits, stock dividends, recapitalizations, mergers, spin-offs, and certain other transactions). The warrants are exercisable until the last day of the month in which the third anniversary of the effective date of the registration statement registering the shares underlying the warrants occurs (August 31, 2009).

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

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - CONVERTIBLE DEBENTURES (CONTINUED)

2006 Debentures (Continued)

The 2006 Debentures are convertible into shares of common stock at a conversion price for any such conversion equal to the lower of (x) 70% of the volume weighted average price (“VWAP”) of the common stock for the 20 days ending on the trading day immediately preceding the conversion date or (y) if the Company enters into certain financing transactions, the lowest purchase price or conversion price applicable to that transaction. The conversion price is subject to adjustment.

Interest on the 2006 Debentures accrues at the rate of 7% per annum, payable upon conversion, or semi-annually (June 30 and December 31 of each year) or upon maturity, whichever occurs first, and will continue to accrue until the 2006 Debentures are fully converted and/or paid in full. Interest is payable, at the option of the Company, either (i) in cash, or (ii) in shares of common stock at the then applicable conversion price.

To secure the Company’s obligations under the 2006 Debentures, the Company has granted a security interest in substantially all of its assets, including without limitation, its intellectual property, in favor of the Investors. The security interest terminates upon the earlier of (i) the date on which less than one-fourth of the original principal amount of the 2006 Debentures issued on the Closing Date are outstanding or (ii) payment or satisfaction of all of the Company’s obligations under the related securities purchase agreement.

The Company agreed to include the shares of common stock issuable upon conversion of the 2006 Debentures and exercise of the related warrants issued to investors and the placement agent in a registration statement filed by the Company with the Securities and Exchange Commission (the “SEC”). Since the registration statement was not declared effective by the SEC by June 23, 2006, the Company is obligated to pay liquidated damages to the holders of the 2006 Debentures. As of July 31, 2006, accrued liquidated damages totaled $152,000. A registration statement covering the common stock issuable upon conversion of the 2006 Debentures and the related warrants issued to investors and the placement agent was declared effective by the SEC on August 16, 2006. As of August 16, 2006, accrued liquidated damages totaled $212,000. At their option, the holders of the 2006 Debentures are entitled to be paid such amount in cash or shares of common stock at a per share rate equal to the effective conversion price of the debentures.

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

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - CONVERTIBLE DEBENTURES (CONTINUED)

2006 Debentures (Continued)

In accordance with EITF No. 00-19, due to certain factors, including an uncapped liquidated damages provision in the registration rights agreement and an indeterminate amount of shares to be issued upon conversion of the debentures, the Company separately values and accounts for the embedded conversion feature related to the 2006 Debentures, the Investors’ warrants, the placement agent’s warrants, and the registration rights as derivative liabilities. Accordingly, these derivative liabilities are measured at fair value with changes in fair value reported in earnings as long as they remain classified as liabilities. The Company reassesses the classification at each balance sheet date. If the classification required under EITF No. 00-19 changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

During the three months ended July 31, 2006, $400,000 of principal amount of 2006 Debentures plus accrued interest of $129,567 were converted into 5,647,147 shares of common stock.

As of July 31, 2006, the conversion option liability of $2,571,429 had been reduced to $2,400,000 as a result of conversions of the 2006 Debentures. Since the issuance of the 2006 Debentures, an aggregate of $171,429 has been reflected as a reclassification to stockholders’ equity.

A loss on the change in fair value of these derivative liabilities of $9,315,408 and $6,666,740 was recognized during the three months and nine months ended July 31, 2006, respectively.

Included in interest expense for the three months and nine months ended July 31, 2006 is $1,076,881 and $1,495,486, respectively, related to the amortization of the debt discount on these debentures.

The 2006 Debentures are summarized below as of July 31, 2006:

	Outstanding Principal Amount	Unamortized Debt Discount	Net Carrying Value
Long-term portion	$5,600,000	$4,504,514	$1,095,486

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

In connection with the issuance of the 2005 Debentures, the Company issued to the purchasers thereof warrants (the “Investor Warrants”) to purchase 33,936,650 shares of common stock valued at $2,000,000 on the issuance date, with warrants for 11,312,220 shares being exercisable through August 31, 2006 at a per share exercise price of $0.1547 and warrants for 22,624,430 shares being exercisable through August 31, 2008 at a per share exercise price of $0.3094.

In connection with the issuance of the 2005 Debentures, the Company also issued to a placement agent warrants to purchase up to 5,656,108 shares of Common Stock (the “Compensation Warrants”) valued at $319,066 on the issuance date. This amount was recorded as a deferred financing cost and is being charged to interest expense over the term of the 2005 Debentures. Warrants to purchase up to 2,262,443 shares were exercisable through August 31, 2008 at a per share exercise price of $0.3094. Warrants to purchase up to 2,262,443 shares were exercisable through May 31, 2008 at a per share exercise price of $0.1547. Warrants to purchase up to 1,131,222 shares were exercisable through August 31, 2006 at a per share exercise price of $0.1547. All of the Compensation Warrants were exercised during the nine months ended July 31, 2006.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - CONVERTIBLE DEBENTURES (CONTINUED)

2005 Debentures (Continued)

The gross proceeds of $3,500,000 are recorded as a liability net of a debt discount of $3,500,000. The debt discount consisted of a $2,000,000 value related to the Investor Warrants and a $1,500,000 value related to the embedded conversion feature in accordance with EITF issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock.” Due to certain factors, including an uncapped liquidated damages provision in the registration rights agreement and an indeterminate amount of shares to be issued upon conversion of the debentures, the Company separately values and accounts for the embedded conversion feature related to the 2005 Debentures, the Investors’ Warrants, the Compensation Warrants, and the registration rights as derivative liabilities. Accordingly, these derivative liabilities are measured at fair value with changes in fair value reported in earnings as long as they remain classified as liabilities. The Company reassesses the classification at each balance sheet date. If the classification required under EITF No. 00-19 changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. Due to various factors, including substantial conversions of the 2005 Debentures and the registration statement registering the 2005 Debentures becoming effective on August 1, 2005, the value of the registration rights was deemed to be de minimus.

As of July 31, 2006, the conversion option liability of $1,500,000 had been reduced to $2,385 as a result of conversions of the 2005 Debentures. Since the issuance of the 2005 Debentures, an aggregate of $1,497,615 has been reclassified from conversion option liability to stockholders’ equity.

During the nine months ended July 31, 2006, upon the exercise by holders of the Investor and Compensation Warrants, of warrants to purchase an aggregate of 12,203,693 shares, the Company reassessed the classification of the exercised warrants and reclassified the fair value of the exercised warrants of $1,141,769 from current liabilities to stockholders’ equity.

A loss on the change in fair value of these derivative liabilities of $1,058,056 and $4,191,262 was recognized during the three months and nine months ended July 31, 2006, respectively.

On February 21, 2006, the Company and certain holders of Investor and Compensation Warrants entered into an amendment (the “Warrant Amendment”) to the terms of their warrants. Pursuant to the Warrant Amendment, the Company and certain holders of the Investor and Compensation Warrants agreed to temporarily reduce the exercise price of the Investor and Compensation Warrants to $0.05 per share from February 21, 2006 until March 10, 2006 (the “New Price Exercise Period”). The warrant holders that are parties to the Warrant Amendment were permitted, but not required to, exercise all or any portion of their Investor and Compensation Warrants at a per share price of $0.05 at any time during the New Price Exercise Period, but could not do so by means of a cashless exercise. This reduction in the exercise price of the Investor and Compensation Warrants expired on March 10, 2006. During the New Price Exercise Period, holders of the Investor and Compensation Warrants exercised warrants to purchase 11,370,624 shares of common stock at the reduced exercise price of $0.05 per share, resulting in gross proceeds to the Company of $568,531. Except as expressly provided in the Warrant Amendment, the terms and conditions of the Investor and Compensation Warrants and any related registration rights agreement shall be unchanged and remain in full force and effect. In addition, the warrant holders agreed to waive any claims arising out of or relating to the failure, if any, to have available registered Warrant Shares, as defined in the Investor and Compensation Warrants, prior to June 23, 2006.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - CONVERTIBLE DEBENTURES (CONTINUED)

2005 Debentures (Continued)

The Company agreed to include the shares of common stock issuable upon the exercise of each Investor or Compensation Warrant (whether or not pursuant to the terms of the Warrant Amendment) in a registration statement to be filed by the Company with the SEC. The common stock underlying the Investor and Compensation Warrants were included in the registration statement declared effective by the SEC on August 16, 2006.

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

During the three months ended January 31, 2006, $1,310,724 of principal amount of 2005 Debentures plus accrued interest of $69,777 were converted into 81,262,199 shares of common stock. During the three months ended April 30, 2006, $464,423 of principal amount of 2005 Debentures plus accrued interest of $2,401 were converted into 22,908,266 shares of common stock. During the three months ended July 31, 2006, $35,000 of principal amount of 2005 Debentures plus accrued interest of $1,087 were converted into 443,814 shares of common stock.

Included in interest expense for the three months and nine months ended July 31, 2006 is $24,643 and $1,550,586, respectively, related to the amortization of the debt discount on these debentures.

The 2005 Debentures are summarized below as of July 31, 2006:

	Outstanding Principal Amount	Unamortized Debt Discount	Net Carrying Value
Long-term portion	$5,564	$3,383	$2,181

7% Debentures

In December 2003, April 2004 and May 2004, the Company completed a private placement to certain private and institutional investors of $1,350,000 in principal amount of its three-year 7% Convertible Debentures (the “7% Debentures”).

During the three months ended July 31, 2006, $50,000 of principal amount plus accrued interest of $8,974 were converted into 393,158 shares of common stock at a conversion price of $0.15.

During the three months ended January 31, 2005, $199,450 of principal amount plus accrued interest of $12,264 were converted into 1,411,428 shares of common stock at a conversion price of $0.15. During the three months ended April 30, 2005, $383,050 of principal plus accrued interest of $28,212 were converted into 2,741,747 shares of common stock at a conversion price of $0.15. During the three months ended July 31, 2005, $325,000 of principal amount plus accrued interest of $32,860 were converted into 2,385,804 shares of common stock at a conversion price of $0.15.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - CONVERTIBLE DEBENTURES (CONTINUED)

7% Debentures (continued)

Included in interest expense for the three months and nine months ended July 31, 2006, is $20,255 and $43,736, respectively, related to the amortization of the debt discount on these debentures.

The 7% Debentures are summarized below as of July 31, 2006:

	Outstanding Principal Amount	Unamortized Debt Discount	Net Carrying Value
Current portion	$75,000	$3,881	$71,119

The remaining 7% Debentures outstanding at July 31, 2006 were originally issued in December 2003 and are due and payable in December 2006.

NOTE 8 - NOTES PAYABLE

The Company does not currently have any outstanding notes payable. During the nine months ended July 31, 2006, the Company recognized losses as a result of the conversion of several notes payable into common stock and also repaid several notes payable, as further described below.

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

NOTE 9 - STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended July 31, 2006, the Company:

•	issued 110,654,584 shares of common stock for conversion of convertible debentures with a principal amount of $2,260,147 and accrued interest of $211,806;

•	repurchased 499,854 shares of common stock for $7,498 from Zaiq;

•	issued 35,714 shares of common stock for conversion of convertible notes payable with a principal amount of $10,000 and accrued interest of $5,000;

•	issued 12,064,494 shares of common stock valued at $1,290,901 in exchange for the return and cancellation of notes payable with a principal amount of $700,337 and accrued interest of $144,178;

•	issued 12,203,693 shares of common stock upon exercise of warrants resulting in gross proceeds of $697,407; and

•	issued 12,624,752 shares of restricted common stock to consultants for services valued at $2,232,217.

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

The expected volatility is based on a blend of the Company’s industry peer group and the Company’s historical volatility. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of stock options represents the Company’s historical experience with regards to the exercise behavior of its option holders and the contractual term of the options.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months and nine months ended July 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro-forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - STOCKHOLDERS’ EQUITY (CONTINUED)

Stock Option Plans (Continued)

The weighted-average estimated fair value of stock options granted during the nine months ended July 31, 2006 was $0.03 per share using the Black-Scholes model with the following assumptions:

Expected volatility	145%
Risk-free interest rate	4.4%
Expected dividends	0.0%
Expected life	10 years

A summary of option activity as of July 31, 2006 and changes during the period then ended is as follows:

	Under the Plans	Weighted Average Exercise Price	Aggregate Intrinsic Value	Outside the Plans	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 31, 2005	993,750	$0.97		15,900,000	$0.25
Options granted:
Under the Plans	1,000,000	$0.17		—	—
Outside the Plans	—	—		26,600,000	$0.03
Options expired/cancelled:
Under the Plans	(325,000)	$1.86		—	—
Outside the Plans	—	—		(14,300,000)	$0.24
Options exercised:
Under the Plans	—	—		—	—
Outside the Plans	—	—		—	—

Outstanding at July 31, 2006	1,668,750	$0.32	$65,000	28,200,000	$0.05	$5,567,600

Exercisable at July 31, 2006	849,303	$0.47	$11,319	28,166,664	$0.04	$5,556,600

The weighted-average remaining contractual term of stock options outstanding under the plans as of July 31, 2006 was 8.1 years. The weighted-average remaining contractual term of stock options outstanding outside the plans as of July 31, 2006 was 9.1 years.

The weighted-average remaining contractual term of stock options currently exercisable under the plans as of July 31, 2006 was 6.5 years. The weighted-average remaining contractual term of stock options currently exercisable outside the plans as of July 31, 2006 was 9.1 years.

As of July 31, 2006, total compensation cost related to nonvested stock options not yet recognized was $162,630, which is expected to be recognized through July 2009 over a weighted-average period of approximately 2.6 years.

The total fair value of options vested during the three months and nine months ended July 31, 2006 was $381,638 and $1,036,264, respectively. The weighted-average estimated fair value of options vested during the three months and nine months ended July 31, 2006 was $0.03 and $0.03 per share, respectively.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - STOCKHOLDERS’ EQUITY (CONTINUED)

    Options Granted

In April 2005, the Company issued to each of its Chief Executive Officer and Executive Vice President, 1,000,000 shares of common stock, and performance-based options to purchase 7,000,000 shares of restricted common stock at an exercise price of $0.17, which was equal to the closing price of the common stock on the Over-the-Counter Bulletin Board on the date of grant. Options to purchase 2,000,000 shares of restricted common stock vested upon the Company’s consummation of the sale of the 2005 Debentures in May 2005 and options to purchase 12,000,000 shares of restricted common stock vested in December 2005 upon the Company’s release of a beta version of its semiconductor technologies. In January 2006, all of these options were canceled.

During the three months ended January 31, 2006, options to purchase 22,400,000 shares of common stock were granted to the Company’s Chief Executive Officer, the Executive Vice President, and an advisory board member. These options were valued at $591,863 and have a 10 year term, an exercise price of $0.027 per share, and vested at various times between February 2006 and July 2006.

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
Options to purchase 100,000 shares of common stock were granted to an employee. These options were valued at $16,887 and have a 10-year term, exercise price of $0.08 per share, and vest over a three year period.

During the three months ended July 31, 2006, the following options were granted:

(i)
Options to purchase 600,000 shares of common stock were granted to employees and a director. These options were valued at $95,200 and have a 10-year term, an exercise price of $0.18 per share, and vest over a three year period; and

(ii)
Options to purchase 500,000 shares of common stock were granted to a consultant. These options were valued at $79,333 and have a 10-year term, an exercise price of $0.18 per share, and vest over a two year period.

Options Expired, Cancelled and Forfeited

Options to purchase 625,000 and 14,625,000 shares of common stock were canceled during the three months and nine months ended July 31, 2006, respectively.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants Granted

In January 2006, the Company granted warrants to purchase 7,500,000 shares of its common stock at an exercise price of $0.10 per share to a lender in connection with a loan agreement (see Note 8). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes option pricing model is $0.016 per share or $120,000. All of these warrants were exercised in August 2006.

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

Warrants Expired

Warrants to purchase 100,000 and 300,000 shares of common stock expired during the three months and nine months ended July 31, 2006, respectively.

Net Loss Per Share

Securities that could potentially dilute basic earnings per share (EPS), in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Warrants to purchase common stock	130,955,724
2006 Debentures and accrued interest (1)	43,760,531
Options to purchase common stock	29,868,750
Convertible notes payable and accrued interest	1,695,292
7% debentures and accrued interest	595,369
2005 Debentures and accrued interest (2)	64,558
Total as of July 31, 2006	206,940,224

(1)	Based on a twenty day volume weighted average common stock price discounted by 30% at July 31, 2006 of $0.1287.
(2)	Based on a five day volume weighted average common stock price discounted by 30% at July 31, 2006 of $0.1415.

Substantial issuances after July 31, 2006 through September 11, 2006

Options granted to purchase shares of common stock	3,900,000
Common stock issued to consultants	1,087,470
Common stock issued in connection with the purchase of assets	500,000

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Research and Development Agreement

The Company and HelloSoft, Inc. (“HelloSoft”) entered into a Services Agreement dated as of March 31, 2004 (the “Original Agreement”) pursuant to which HelloSoft provides development services relating to the Company’s semiconductor technologies. The Original Agreement provides that, upon the Company’s request from time to time, HelloSoft is to provide services to be specified pursuant to mutually agreed upon terms. HelloSoft has assigned to the Company the rights to any improvements, developments, discoveries or other inventions that may be generated by HelloSoft in its performance of the services to be provided under the Original Agreement and its Amendments.

On July 26, 2005, the Company signed an Amendment that defines and prices Phases II and III of the technology development program. The Company will expend $445,000 on Phase II and $350,000 on Phase III. Half of Phase II, or $222,500, was paid to HelloSoft on July 26, 2005, in the form of restricted common stock issued at a discount of 25% to the closing price of the Company’s common stock on that date, and the remaining $222,500 is payable in cash upon completion of certain stages of Phase II. The restricted common stock issued to HelloSoft was valued at $296,667 and recorded as research and development expense. Of the remaining $222,500, $62,500 was accrued as of October 31, 2005 and paid during the three months ended January 31, 2006 and a further $100,000 was paid in May 2006.

HelloSoft commenced the Phase III development stage during the Company’s second fiscal quarter 2006. On July 31, 2006, the Company paid HelloSoft $75,000 in cash and issued $175,000 of restricted common stock at a discount of 25% to the closing price of the Company’s common stock on that date. The restricted common stock issued to HelloSoft was valued at $233,333 and capitalized. The Company projects that it will pay the remaining $100,000 cash payable in relation to Phase III in the fourth fiscal quarter 2006.

In July 2006 and August 2006, the Company and HelloSoft, entered into further amendments to the Original Agreement. Pursuant to these amendments, on July 31, 2006, the Company issued $25,000 of restricted common stock at a discount of 25% to the closing price of the Company’s common stock on that date. The restricted common stock issued to HelloSoft was valued at $33,334, and capitalized. In addition, the Company agreed to issue to HelloSoft additional shares of common stock valued at $191,394 as of July 31, 2006 as compensation for past development services. The value of these shares has been accrued as a liability and capitalized as of July 31, 2006.

On February 6, 2006, the Company entered into a technology license agreement with HelloSoft. Under the agreement, the Company has obtained a license to include HelloSoft’s integrated VoIP software suite in the Company’s E30 semiconductor. In exchange for this license, the Company has agreed to pay HelloSoft a license fee and certain royalties based on its sales of products including the licensed technology

Concentration of Credit Risk

The Company maintains cash balances in two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. At times throughout the year, the Company’s balances may exceed the insured limits. At July 31, 2006, the uninsured cash balance was approximately $2,877,000. The Company believes it is not exposed to any significant credit risk for cash.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 - SEGMENT INFORMATION

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

For the nine months ended July 31, 2006

	Telecommunications Business	Entertainment Business	Unallocable	Totals
Net Sales - domestic	$—	$7,957	$—	$7,957

Net Sales - foreign	$—	$51,942	$—	$51,942

Operating income (loss)	$(533,998)	$50,533	$(3,945,132)	$(4,428,597)

Depreciation and amortization	$533,998	$—	$—	$533,988

Total Identifiable Assets at July 31, 2006	$7,910,074	$—	$3,108,278	$11,018,352

For the nine months ended July 31, 2005

	Telecommunications Business	Entertainment Business	Unallocable	Totals
Net Sales - domestic	$—	$20,258	$—	$20,258

Net Sales - foreign	$—	$6,300	$—	$6,300

Operating income (loss)	$(5,999)	$(1,026,843)	$(2,726,187)	$(3,759,029)

Depreciation and amortization	$5,999	$18,493	$—	$24,492

Total Identifiable Assets at July 31, 2005	$6,569,097	$—	$1,098,350	$7,667,447

For the Three Months Ended July 31, 2006

	Telecommunications Business	Entertainment Business	Unallocable	Totals
Net Sales - domestic	$—	$1,025	$—	$1,025

Net Sales - foreign	$—	$—	$—	$—

Operating income (loss)	$(217,527)	$(3,154)	$(1,457,886)	$(1,678,567)

Depreciation and amortization	$217,527	$—	$—	$217,527

Total Identifiable Assets at July 31, 2006	$7,910,074	$—	$3,108,278	$11,018,352

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 - SEGMENT INFORMATION (CONTINUED)

For the Three Months Ended July 31, 2005

	Telecommunications Business	Entertainment Business	Unallocable	Totals
Net Sales - domestic	$—	$10,360	$—	$10,360

Net Sales - foreign	$—	$—	$—	$—

Operating income (loss)	$(4,100)	$(1,014,300)	$(1,166,495)	$(2,184,895)

Depreciation and amortization	$4,100	$13,297	$—	$17,397

Total Identifiable Assets at July 31, 2005	$6,569,097	$—	$1,098,350	$7,667,447

NOTE 12 - RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2006, the Company deposited $2,500,000 with a financial institution. One of the Company’s Directors is also a Director of that same financial institution.

NOTE 13 - SUBSEQUENT EVENTS

Asset Acquisition

On September 1, 2006, the Company purchased substantially all of the assets of 1021 Technologies, Inc. and 1021 Technologies KK, in exchange for the payment of $150,000 in cash and 500,000 shares of common stock valued at $78,000. The assets purchased include the rights to eight patents, eight patent applications, a completed VDSL semiconductor technology, VDSL2 software and hardware technology components, and various computer equipment and related software.

Equity Transactions

In August 2006:

(i)	1,660,559 shares of common stock were issued upon conversion of 2006 Debentures with a principal amount of $237,000 and interest of $2,225;

(ii)	10,756,879 shares of common stock were issued upon exercise of warrants resulting in gross proceeds of $694,037;

(iii)	1,087,470 shares of common stock were issued to consultants for services valued at $164,208;

(iv)
Options to purchase 400,000 shares of common stock were granted. These options were valued at approximately $89,600 and have a ten year term, an exercise price of $0.224 per share, and vest over a period of approximately three years; and

(v)	Investor Warrants to purchase 3,287,062 shares of common stock expired on August 31, 2006.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)

Equity Transactions (continued)

In September 2006:

(i)	407,279 shares of common stock were issued upon conversion of 2006 Debentures with a principal amount of $50,000 and interest of $633;

(ii)
500,000 shares of common stock valued at $78,000 were issued in connection with the purchase of substantially all of the assets of 1021 Technologies, Inc. and 1021 Technologies KK (as discussed above); and

(iii)
Options to purchase 3,500,000 shares of common stock were granted. These options were valued at approximately $520,000 and have a ten year term, an exercise price of $0.158 per share, and vest through December 2009.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We urge you to read the following discussion in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere herein.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Our prospects are subject to uncertainties and risks. In this Quarterly Report on Form 10-QSB, we make forward-looking statements in this Item 2 and elsewhere that also involve substantial uncertainties and risks. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will, “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

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

OVERVIEW

We are developing advanced transmission technology products to enable data to be transmitted across copper telephone wire at speeds and over distances that exceed those offered by leading DSL technology providers. Our first chipset in a planned family of transport processors, the Embarq(TM) E30 digital signal processor, was first made available as Release 1.3 to prospective customers for evaluation and testing in the first quarter of fiscal 2006. We are presently working on Release 1.5 of the E30. Our products are designed to substantially increase the capacity of existing copper telephone networks, allowing telephone companies, office building managers, and enterprise network operators to provide enhanced and secure video, data and voice services over the existing copper telecommunications infrastructure.

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

Our semiconductor business segment is dependent upon our ability to generate future revenues and positive cash flow from our advanced transmission technology products, such as the E30. No assurance can be provided that our target customers will purchase these products in large volumes, or at all.

In April 2000, our NV Entertainment subsidiary entered into a joint venture production agreement to produce a feature length film, “Step into Liquid” (the “Film”). We own a 50% interest in the joint venture. The financial condition and results of operations of the joint venture are consolidated with our financial condition and results of operations on the accompanying condensed consolidated financial statements. The Film was released to theaters in the United States in 2003 and is currently in foreign and DVD distribution. During the three months and nine months ended July 31, 2006, we received revenues of $1,025 and $59,899, respectively, from the Film. During the three months and nine months ended July 31, 2005, we received revenues of $10,360 and $26,558, respectively. As a result of impairment reviews during the years ended October 31, 2005 and 2004, we reduced the carrying value of the Film to $0 on our balance sheet. We do not intend to make further investment in our entertainment business.

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

Convertible Debentures

Proceeds of the 2006 and 2005 Debentures are recorded as a liability net of a debt discount consisting of the fair values attributed to the related warrants and to the embedded conversion features. In accordance with EITF issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” due to certain factors, including an uncapped liquidated damages provision in the registration rights agreement and an indeterminate amount of shares to be issued upon conversion of the debentures, we separately value and account for the embedded conversion features, related warrants, and registration rights as derivative liabilities. Accordingly, these derivative liabilities are measured at fair value with changes in fair value reported in earnings as long as they remain classified as liabilities. We reassess the classification at each balance sheet date. If the classification required under EITF No. 00-19 changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

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

We early adopted SFAS 123(R) using the modified prospective transition method, as of November 1, 2005, the first day of our fiscal year 2006. Our condensed consolidated financial statements as of and for the nine months ended July 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Stock-based compensation expense recognized in our condensed consolidated statement of operations for the nine months ended July 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to October 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We have continued to attribute the value of stock-based compensation to expense on the straight-line single option method.

Stock-based compensation expense recognized under SFAS 123(R) related to employee stock options was $205,240 and $653,079 for the three months and nine months ended July 31, 2006, respectively. Stock based-compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 was $0 and $247,057 for the three months and nine months ended July 31, 2006, respectively. Stock based-compensation expense recognized for non-employees under other accounting standards was $312,619 and $628,293 for the three months and nine months ended July 31, 2006, respectively.

As the closing price of common stock at July 31, 2005 was below the exercise price for certain options, previously recorded expense of $20,915 was reversed during the three months ended July 31, 2005. Accordingly, stock-based compensation expense related to employee stock options under other accounting standards for the three months and nine months ended July 31, 2005 was $(20,915) and $0, respectively. Stock-based compensation expense recognized for non-employees under other accounting standards was $130,948 and $546,463 for the three months and nine months ended July 31, 2005, respectively.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months and nine months ended July 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro-forma information required under SFAS 123(R) for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

In addition, SOP 00-2 also requires that if an event or change in circumstances indicates that an entity should assess whether the fair value of a film is less than its unamortized film costs, then an entity should determine the fair value of the film and write-off to the statement of operations the amount by which the unamortized film costs exceeds the film’s fair value. As a result of impairment reviews during the years ended October 31, 2005 and 2004, we wrote down the carrying value attributed to the Film to $0. This resulted in an impairment of $1,009,777 being recognized during the three months and nine months ended July 31, 2005.

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

We commenced amortization of capitalized software development costs during December 2005 and have recorded amortization expense of $216,460 and $531,692 during the three months and nine months ended July 31, 2006, respectively.

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

In April 2002, we entered into a development and license agreement with Adaptive Networks, Inc. (“Adaptive”), to acquire a worldwide, perpetual license to Adaptive’s technology, intellectual property and patent portfolio. The licensed technology provides the core technology for our semiconductor products. We have also jointly developed technology with Adaptive that enhances the licensed technology.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2006 AND THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2005

REVENUES.   Revenues for the three months and nine months ended July 31, 2006 were $1,025 and $59,899, respectively. Of this amount, $1,025 and $7,957 was in the form of guarantee and/or license payments related to the U.S. distribution of the Film and $0 and $51,942 was related to foreign distribution of the Film during the three months ended and nine months ended July 31, 2006, respectively. Revenues for the three months and nine months ended July 31, 2005 were $10,360 and $26,558, respectively and were from our entertainment business. Revenues decreased 90% or $9,355 for the three months ended July 31, 2006 due to a decrease in the value of license payments and increased 126% or $33,341 for the nine months ended July 31, 2006 due primarily to an increase in the number and value of license agreements for distribution of the Film or portions of the Film in foreign markets. No revenues were recorded in connection with our semiconductor business during the three months and nine months ended July 31, 2006 and 2005.

OPERATING EXPENSES.  Operating expenses included cost of sales, impairment of film in distribution, amortization of technology license and capitalized software development fees, research and development expenses in connection with the semiconductor business, and selling, general and administrative expenses.

Total operating expenses decreased 23% or $515,663 to $1,679,592 for the three months ended July 31, 2006 from $2,195,255 for the three months ended July 31, 2005. The decrease in total operating expenses for the three months ended July 31, 2006 was due primarily to the Company’s decision, during the three months ended July 31, 2005, to write down the carrying value of the Film in Distribution to $0, and recognizing a resultant loss of $1,009,777.  During the three months ended July 31, 2006, there were also the following changes: amortization of technology license and capitalized software development fees increased from $0 to $216,460, research and development expenses decreased by 60% or $176,779 to $119,888, and sales, general and administrative expenses increased by 51% or $454,433 to $1,343,244. Total operating expenses increased 19% or $4,488,496 for the nine months ended July 31, 2006 from $3,785,587 for the nine months ended July 31, 2005. The increase in total operating expenses for the nine months ended July 31, 2006 was due primarily to increases in amortization of technology license and capitalized software development fees of $531,692, and selling, general and administrative expenses of $1,240,838, offset by a decrease in cost of sales of $11,945, the Company’s decision, during the three months ended July 31, 2005, to write down the carrying value of the Film in Distribution to $0, and recognizing a resultant loss of $1,009,777, and a decrease of $47,899 in research and development expenses.

Cost of sales for the three months and nine months ended July 31, 2005 were $0 and $11,945, respectively. The cost of sales represents the amortization of film cost for the Film. The decrease for the three months and nine months ended July 31, 2006 was a result of the impairment of the Film costs in 2005, which reduced the carrying value of the Film costs to $0.

Amortization of technology license and capitalized software development fees was $216,460 and $531,692 for the three months and nine months ended July 31, 2006 due to the commencement of amortization related to the market release of the E30 (Release 1.3), to prospective customers for evaluation and testing during December 2005. No amortization was recorded prior to this period.

Research and development expenses decreased by $176,779 to $119,888 or 60% for the three months ended July 31, 2006 from $296,667 for the three months ended July 31, 2005. Research and development expenses decreased 16% or $47,899, from $303,720 to $255,821 for the nine months ended July 31, 2006. The decrease is principally the result of capitalizing costs associated with releases 1.4, 1.4.1 and 1.4.2 of the E30, all which reached technological feasibility during the three months ended July 31, 2006, represented by additional payments made to HelloSoft, Inc. (“HelloSoft”) in accordance with the terms of our services agreement, as amended, and the issuance of stock options in connection with research and development activities. During the three months and nine months ended July 31, 2005, the projects had not reached technological feasibility, and therefore were expensed as research and development.

Total selling, general and administrative expenses increased 51% or $454,433 to $1,343,244 for the three months ended July 31, 2006 from $888,811 for the three months ended July 31, 2005. Total selling, general and administrative expenses increased 50% or $1,240,838 to $3,700,983 for the nine months ended July 31, 2006 from $2,460,145 for the nine months ended July 31, 2005. The increases are primarily the result of an increase in salaries and wages due to an increase in employees, professional fees related to the filing of a registration statement and amended Form 10-QSBs and a Form 10-KSB, and stock-based compensation related to options and restricted common stock issued to key employees, directors, consultants, and service providers.

OTHER (INCOME) EXPENSES.  Other expenses included interest expense, a loss on the change in fair value of derivative liabilities, amortization of deferred financing costs, and a loss on exchange of notes payable into common stock.

Total other expenses increased 1,147% or $14,757,828 to $13,470,853 for the three months ended July 31, 2006 from total other income - net of $1,286,975 for the three months ended July 31, 2005. Total other expenses increased 3,206% or $22,394,085 to $21,695,545 for the nine months ended July 31, 2006 from total other income - net of $698,540 for the nine months ended July 31, 2005. The increases are primarily for the reasons noted below.

Interest expense increased 153% or $834,466 to $1,378,138 for the three months ended July 31, 2006 from $543,672 for the three months ended July 31, 2005. Interest expense increased 684% or $8,092,589 to $9,275,907 for the nine months ended July 31, 2006 from $1,183,318 for the nine months ended July 31, 2005. The increases are primarily due to the value allocated to the warrants related to the 2006 Debentures, interest on the 2006 Debentures, and the amortization and write-off of debt discount due to conversions of the convertible debentures and repayment of a note payable.

We recognized a loss on the change in fair value of derivative liabilities of $11,643,875 and $12,128,413 for the three months and nine months ended July 31, 2006, respectively. This represented an increase of $13,442,978 and $13,927,516 for the three months and nine months ended July 31, 2006, respectively, from the gain on the change in fair value of derivative liabilities of $1,799,103 recognized for both the three months and nine months ended July 31, 2005, respectively. This increase was due primarily to an increase in our closing stock price as of July 31, 2006 as compared to July 31, 2005.

The amortization of deferred financing costs increased 562% or $381,015 to $448,840 for the three months ended July 31, 2006 from $67,825 for the three months ended July 31, 2005. The amortization of deferred financing costs increased 741% or $896,725 to $1,017,659 for the nine months ended July 31, 2006 from $120,934 for the nine months ended July 31, 2005. The increase is primarily a result of the conversions of the 2005 Debentures, repayment of a note payable, and the amortization of additional deferred financing costs related to the 2006 Debentures. Upon conversion or repayment of debt prior to its maturity date, a pro-rata share of debt discount and deferred financing costs are written off and recorded as expense.

Other expenses also increased in the nine months ended July 31, 2006 due to the loss recognized on exchange of notes payable into common stock of $446,386.

Other income in the nine months ended July 31, 2006 consisted primarily of a gain on forgiveness of principal and interest on a promissory note (the “Zaiq Note”) to Zaiq Technologies, Inc. (“Zaiq”) of $1,169,820. The Zaiq Note was entered into in April 2005, had an original principal amount of $2,392,000 and was originally due and payable in April 2007. Pursuant to the terms of the note, the principal amount of the note decreased by $797,333.33 on each of the nine and 12 month anniversaries of the note. In December 2005, when we would not have otherwise been required to make a payment under the Zaiq Note, we entered into a letter agreement with Zaiq pursuant to which we agreed to repurchase from Zaiq for $200,000 the remaining balance of the Zaiq Note and 5,180,474 shares of our common stock held of record by Zaiq. We had the right to assign any or all of our purchase commitment under the letter agreement. We assigned to an unaffiliated third party that had been a prior investor in the Company the right to purchase 4,680,620 of the Zaiq shares. On December 20, 2005, we purchased the Zaiq Note and 499,854 shares of our common stock held by Zaiq for an aggregate purchase price of $129,789. The Zaiq shares we repurchased have been accounted for as treasury stock, carried at cost, and reflected as a reduction to stockholders’ equity. The remaining principal and accrued interest of $1,292,111 on the Zaiq Note was canceled resulting in a gain of $1,169,820.

Other income in the nine months ended July 31, 2005 consisted primarily of a gain on sale of property and equipment of $20,000, a gain on exchange of Redeemable Series B Preferred Stock into common stock of $55,814, and other miscellaneous gains of $132,883, arising from the forgiveness of liabilities and the conversion of liabilities into notes payable.

NET LOSS.   For the three months ended July 31, 2006 our net loss increased 1,587% or $14,251,500 to $15,149,420 from $897,920 primarily as the result of higher interest costs, a loss on the change in fair value of derivative liabilities, higher amortization of deferred financing costs, higher selling, general, and administrative expense, and higher amortization of technology license and capitalized software development fees, partially offset by lower research and development expenses and no loss on the write down of the carrying value of the Film in Distribution to $0, which occurred during the three months ended July 31, 2005.

For the nine months ended July 31, 2006, the net loss increased 754% or $23,063,653 to $26,124,142 from $3,060,489 primarily as the result of higher interest costs, a loss on the change in fair value of derivative liabilities, higher amortization of deferred financing costs, higher selling, general, and administrative expense, higher amortization of technology license and capitalized software development fees, and miscellaneous gains which occurred during the nine months ended July 31, 2005, which did not reoccur during the nine months ended July 31, 2006; partially offset by lower research and development expenses, the gain on the forgiveness of principal and interest on the promissory note to Zaiq Technologies, Inc., and no loss on the write down of the carrying value of the Film in Distribution to $0, which occurred during the three months ended July 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $2,864,405 at September 11, 2006 and $2,969,894 at July 31, 2006 compared to $373,481 at October 31, 2005.

Net cash used in operating activities was $2,314,894 for the nine months ended July 31, 2006, compared to $1,752,045 for the nine months ended July 31, 2005. The increase in cash used in operations was principally the result of the following items:

•	an increase in the net loss, which was $26,124,142, compared to $3,060,489 for the nine months ended July 31, 2005; and

•
an increase for the nine months ended July 31, 2006 of accounts payable and accrued liabilities of $519,473, compared to a decrease of accounts payable and accrued liabilities for the nine months ended July 31, 2005 of $66,248, resulting in a net decrease in cash used of $585,721;

impacted primarily by the following non-cash items:

•	interest expense related to fair value of Investors’ warrants at issuance in excess of debt discount of $5,608,156 for the nine months ended July 31, 2006;

•	loss on the change in fair value of derivative liabilities of $12,128,413 for the nine months ended July 31, 2006, compared to a gain of $1,799,103 for the nine months ended July 31, 2005;

•
increased amortization of deferred financing costs, which were $1,017,659 for the nine months ended July 31, 2006, compared to $120,934 for the nine months ended July 31, 2005, principally due to increased conversions of the 2005 Debentures, the repayment of a note payable, and the amortization of additional deferred financing costs related to the 2006 Debentures;

•
increased amortization of debt discount on notes, which was $3,290,683 for the nine months ended July 31, 2006, compared to $941,531 for the nine months ended July 31, 2005, principally due to increased conversions of the 2005 Debentures, the repayment of a note payable, and the amortization of additional debt discount related to the 2006 Debentures;

•
increased amortization of technology license and capitalized software development fees, which was $531,692 for the nine months ended July 31, 2006, compared to $0 for the nine months ended July 31, 2005, due to the commencement of amortization related to the market release of the E30 (Release 1.3) to prospective customers for evaluation and testing;

•
gain on forgiveness of principal and interest on the promissory note to Zaiq Technologies, Inc. of $1,169,820 for the nine months ended July 31, 2006, compared to a gain on the forgiveness of liabilities of $99,369 for the nine months ended July 31, 2005;

•	increased stock-based compensation expense, which was $1,528,429 for the nine months ended July 31, 2006 compared to $1,295,630 for the nine months ended July 31, 2005;

•	loss on exchange of notes payable into common stock of $446,386 for the nine months ended July 31, 2006; and

•	impairment of Film in Distribution of $1,009,777 for the nine months ended July 31, 2005.

Net cash used by investing activities was $381,539 for the nine months ended July 31, 2006 compared to $11,161 for the nine months ended July 31, 2005. The increase was due to the acquisition of property and equipment of $6,539 and technology license and software development fees of $375,000.

Net cash provided by financing activities was $5,292,846 for the nine months ended July 31, 2006 compared to $2,691,502 for the nine months ended July 31, 2005. Net cash provided by financing activities for the nine months ended July 31, 2006 was the result of proceeds from the 2006 Debentures of $6,000,000, proceeds from the exercise of warrants of $697,407, and proceeds from the issuance of a note payable of $750,000, offset by capitalized financing costs of $742,450, and total payments of $1,404,613 in connection with the repayment of notes payable of $944,291 and convertible notes payable of $460,322. Net cash provided by financing activities for the nine months ended July 31, 2005 was the result of proceeds from the issuance of common stock in the amount of $800,100, proceeds from the 2005 Debentures of $3,500,000 and proceeds from notes payable of $300,000, offset by capitalized financing costs of $422,010, and total payments of $1,521,588 in connection with the repayment of notes payable of $1,120,048 and convertible notes payable of $401,540.

Since inception, we have funded our operations primarily through the issuance of our common stock and debt securities. Our recent financings are discussed below.

In March 2006, we raised gross proceeds of $6.0 million from the private placement to 17 institutional and individual investors of our 2006 Debentures. We received net proceeds of approximately $4.5 million from the proceeds of the 2006 Debentures, after the payment of offering related fees and expenses and after the repayment in full of notes payable, made in December 2005 and January 2006, in the aggregate amount of $810,000. $5,600,000 of principal amount was outstanding as of July 31, 2006 and matures in March 2008.

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

In May 2005, we sold $3,500,000 in aggregate principal amount of our 2005 Debentures, receiving net proceeds of approximately $3.11 million after the payment of offering related costs. As of July 31, 2006, $3,494,436 of principal amount and $109,596 of interest of the 2005 Debentures had been converted into 170,820,675 shares of our common stock and there was $5,564 of principal amount of the 2005 Debentures outstanding. The 2005 Debentures mature in May 2008.

In December 2003, April 2004 and May 2004, we raised net proceeds of approximately $1,024,000 from the private placement to certain private and institutional investors of our three year 7% Convertible Debentures. $75,000 of principal issued in December 2003 was outstanding as of July 31, 2006 and matures in December 2006.

As of September 11, 2006, we had cash balances of $2,864,405. As of the date of this Report, our expenses total approximately $240,000 per month. Although management believes funds on hand will enable us to meet our liquidity needs for at least the next 12 months, we will need to raise additional funds to fulfill our business plan and to meet our future operating requirements, prior to the receipt of revenues from our semiconductor business.

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

We have been able to continue based upon our receipt of funds from the issuance of equity securities and borrowings, and by acquiring assets or paying expenses by issuing stock. Although our liquidity improved significantly as a result of a series of transactions completed during the nine months ended July 31, 2006 and Management believes funds on hand will enable us to meet our liquidity needs through at least August 2007, our continued existence beyond that date may be dependent upon our continued ability to raise funds through the issuance of securities or borrowings, and our ability to acquire assets or satisfy liabilities by the issuance of stock. Management’s plans in this regard are to obtain other debt and equity financing until profitable operation and positive cash flow are achieved and maintained.

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

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 05-1, “Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer’s Exercise of a Call Option” (“EITF No. 05-1”) which indicates that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer’s exercise of a call option pursuant to the original terms of the instrument. EITF No. 05-1 is effective for annual or interim periods beginning after June 28, 2006. The adoption of this pronouncement is not expected to have an impact on our consolidated financial position, results of operations, or cash flows

In June 2005, the FASB ratified EITF Issue No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’” (“EITF No. 05-2”), which addresses when a convertible debt instrument should be considered “conventional” for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. We have applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations, or cash flows.

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

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of this report. The Company’s Chief Executive Officer and Chief Financial Officer has concluded based upon his evaluation that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a significant deficiency in the internal controls. In the past, management had decided that considering the employees involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management periodically reevaluates this situation. In light of the Company’s receipt of additional financing in March 2006, over the past several months the Company has and intends to continue to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the three months ended July 31, 2006, the Company consulted with its counsel, outside auditors and other accounting professionals, and improved its disclosure controls and procedures in the area of financial reporting of complex equity transactions. In addition, the Company hired a Controller during the period. Except as described above, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect these controls during the three months ended July 31, 2006.

PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended July 31, 2006, the Company sold or issued unregistered securities as follows:

In June 2006, we issued 443,814 shares of common stock upon conversion of convertible debentures with a principal amount of $35,000 and interest of $1,087.

In July 2006, we issued:
(i) 4,453,150 shares of common stock upon conversion of convertible debentures with a principal amount of $450,000 and interest of $9,664;

(ii) 1,487,155 shares of common stock to 17 individual and institutional investors in payment of accrued interest on our convertible debentures;

(iii) 1,624,752 shares of common stock to five consultants in consideration for consulting services valued at $362,217;

(iv) 1,100,000 stock options at an exercise price of $0.18 to three employees, one director and one consultant; and

(v) 833,069 shares of common stock to five investors upon exercise of warrants resulting in gross proceeds of $128,876.

In August 2006, subsequent to the three months ended July 31, 2006, we issued:
(i) 10,756,879 shares of common stock to thirteen investors upon exercise of warrants resulting in gross proceeds of $694,037;

(ii) 400,000 stock options at an exercise price of $0.22 per share to one employee and one consultant; and

(iii) 1,087,470 shares of unregistered common stock to one consultant in consideration for consulting services valued at $164,208.

In September 2006, subsequent to the three months ended July 31, 2006, we issued:
(i) 3,500,000 stock options at an exercise price of $0.158 per share to one employee; and

(ii) 500,000 shares of common stock valued at $78,000 to a company as partial payment for assets acquired by the Company.

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

ITEM 6.  Exhibits

10.1	Employment Agreement dated September 1, 2006 by and between David Wojcik and the Company(1)*
31.1	Rule 13a-14/15d-14(a) Certification*
31.2	Section 1350 Certification*
___________________________

* Filed herewith.
(1)  Signifies a management agreement or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIM SEMICONDUCTOR COMPANY

DATE: September 14, 2006	BY:	/s/ Brad Ketch
Brad Ketch
President and Chief Executive Officer (Principal Executive Officer, Financial and Accounting Officer and Authorized Signatory)