Form 10KSB
period 2006-10-31
Rim Semiconductor CO
filed 2007-02-05
CIK 1026595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 2006

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from _____ to _____

COMMISSION FILE NUMBER: 000-21785

Rim Semiconductor Company
(Name of small business issuer in its charter)

UTAH (State or other jurisdiction of incorporation or organization)	95-4545704 (I.R.S. employer identification no.)

305 NE 102ND AVENUE, SUITE 105 PORTLAND, OREGON 97220 (Address of principal executive offices, including zip code)	(503) 257-6700 (Issuer’s telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
None

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
Common Stock, $.001 Par Value
___________________________________________________________________________

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer’s revenues for the fiscal year ended October 31, 2006: $61,699

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on January 24, 2007 was approximately $50,275,000 (based on the closing sales price of the registrant’s common stock on that date ($0.12)). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The number of shares of the issuer’s common stock outstanding as of January 24, 2007 was 424,795,899.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format: Yes ☐ No ☒

RIM SEMICONDUCTOR COMPANY
2006 ANNUAL REPORT ON FORM 10-KSB

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

Rim Semiconductor Company (the “Company,” “we,” “our,” or “us”) is developing advanced transmission technology products to enable data to be transmitted across copper telephone wire at speeds and over distances that exceed those offered by leading DSL technology providers. In September 2005, the Company changed its name from New Visual Corporation to Rim Semiconductor Company. Our common stock trades on the OTC Bulletin Board under the symbol RSMI. Our corporate headquarters are located at 305 NE 102nd Avenue, Portland, Oregon 97220 and our telephone number is (503) 257-6700.

Our initial chipset in a planned family of transport processors, the Cupria™ (formerly known as Embarq™) Cu5001 digital signal processor, was first shown to several prospective customers during the first fiscal quarter of 2006. In the third fiscal quarter of 2006, we initiated a technical cooperation program with Embarq Corporation of Overland Park, Kansas that will evaluate the potential application of our integrated circuits in Embarq’s data network. As part of this program, we and Embarq are working with suppliers to develop prototype network elements like digital subscriber line access multiplexers and consumer modems that utilize our chipset. If such prototypes are developed and subsequent lab evaluations are deemed successful, Embarq has agreed to conduct a field trial of our Cupria™ family of semiconductors and to share its observations from the trial with its suppliers. As part of our efforts to produce network infrastructure equipment utilizing the Cu5001 that we believe will be suitable for use in Embarq’s network, we secured a commitment from Extreme Copper, Inc. of Newbury Park, California to incorporate the Cu5001 in its next generation digital subscriber line access multiplexers (DSLAM) and customer premises equipment (CPE).

While our technology is currently available for evaluation and testing in field programmable gate array (“FPGA”) form, we do not believe that we will realize substantial revenues until our technologies are mass-produced in application-specific standard part (“ASSP”) form. We estimate that it will cost approximately $400,000 of additional engineering and fabrication expense in order to produce a mass market ASSP version. Subject to raising the needed capital, we estimate that we will complete them during the second fiscal quarter of 2007. To date, we have not recorded any revenues from the sale of products based on our technology and have not secured any purchase orders to sell our products.

We estimate that we will need an additional $1 million to accelerate our sales, marketing, manufacturing and customer service activities. We presently do not have the capital resources to undertake any of these steps, although we do have a commitment from an institutional investor to purchase $6 million of 7% Senior Secured Convertible Debentures upon our request at any time after March 1, 2007. The complexity of our technology could result in unforeseen delays or expenses in the commercialization process, and there can be no assurance that we will be able to successfully commercialize our semiconductor technology.

We expect that system-level products that use our technology will have a significant advantage over existing system-level products that use existing broadband technologies, such as digital subscriber line (DSL), because such products will transmit data faster, and over longer distances. We expect products using our technology will offer numerous advantages to the network operators that deploy them, including the ability to support new services, the ability to offer existing and new services to previously unreachable locations in their network, reduction in total cost of ownership, security, and reliability.

Our Telecommunications Business

The Technology Underlying Our Proposed Solution

Since the inception of our technology development effort in 2000, we have endeavored to define, design and commercialize an entirely new set of technologies and protocols for transmitting very high-speed data across telephone wires. This set of technologies is called Internet protocol subscriber line, or IPSL. IPSL 1.0 contains contributions from several sources in addition to our own research and development efforts. These sources are described below.

In April 2002, we entered into a development and license agreement with Adaptive Networks, Inc. (“Adaptive”) to acquire a worldwide, perpetual license to Adaptive’s Powerstream™ technology, intellectual property, and patent portfolio for use in products relating all applications in the field of the copper telephone wire telecommunications network. Adaptive is engaged in the research, development and sales of silicone embedded networking technology of use in wiring environments. Powerstream™ technology refers to technologies that enable data transmission across wiring infrastructures inside buildings. Under the agreement with Adaptive, we have a license and/or co-own six issued patents in the United States pertaining to methodologies for modifying data in order to transmit it more efficiently on metallic media.

Adaptive is entitled to a percentage of any net sales of products sold by us and any license revenue we receive from the licensed and co-owned technologies, less the first five million dollars that would otherwise be payable to them under this royalty arrangement.

In February 2006, we obtained a license to include HelloSoft Inc.’s integrated voice over Internet protocol (VoIP) software suite in the Cupria™ family of transport processors. We believe that the inclusion of VoIP features in our products will enable customers to eliminate components currently placed on their modems that are dedicated to VoIP. We expect this reduction in components will lower their cost of production by more than 20% and eliminate significant design complexity. In exchange for such rights, we have paid to HelloSoft a license fee and will pay certain royalties based on our sales of products including the licensed technology.

In September 2006, we purchased substantially all of the assets of 1021 Technologies, Inc. and 1021 Technologies KK. The assets purchased include the rights to nine patents, seven patent applications, a completed VDSL semiconductor, VDSL2 software and hardware technology components, and various computer equipment and related software. This asset acquisition consisted of a cash payment of $150,000 plus the issuance of 500,000 shares of restricted common stock valued at $78,000, for a total of $228,000, and has been recorded as an addition to technology license and capitalized software development costs.

Our Product Line

We are developing an advanced transmission technology to enable data to be transmitted across copper telephone wire at faster speeds and over greater distances than is presently offered by leading digital subscriber line (DSL) technology providers. We believe our technology, using the name Cupria™, offers significant improvements over existing broadband technologies by utilizing:

•	quality of service approaches that are optimized for high definition television;
•	a wideband, extremely high-speed transport protocol;
•	on-the-fly rapid equalization;
•	a low noise floor; and
•	flexible upstream/downstream asymmetry.

We believe that telephone companies will find that applications such as streaming media, VoIP, and peer-to-peer file sharing work better as a result.

Broadband Opportunities Over Metallic Media

We believe the value of the existing copper-based telephone network is directly related to the amount of data that it can deliver. We also believe there are substantial business opportunities for companies that can develop technologies that increase the data-bearing capability, or bandwidth of this network, enabling telephone network operators to increase their offering of services and reduce the cost of network upgrades. Worldwide, this network contains over 1.3 billion copper lines, and currently delivers to end users most of the world’s telephone traffic and much of its broadband access. Virtually every home, business and governmental location in the United States, Europe and East Asia is served with an existing copper wire connection.

The existing copper wire connections were not engineered by service providers to support high-speed data. Originally buried in the ground or strung on aerial cables to only carry voice calls, these wires are ill suited to carrying high-speed data. The single most important technical limitation is that the amount of data that a given piece of copper wire is capable of bearing reduces as a function of its length. Thus, shorter wires can support higher data rates, and longer wires must support lower data rates. This lack of suitability has been the largest driving force behind the telephone companies’ recent capital investments in new fiber optic and wireless “last mile” networks. When either of these technologies is introduced into a previously copper-based network, the copper wires are either shortened or eliminated entirely. While the introduction of our technologies is not likely to completely eliminate the need for fiber optics or for wireless deployments, we believe that it could reduce or forestall them. Such reduction or delay positively reduces the capital expenditures of the service providers. Thus, we believe that the existing worldwide copper wire base offers significant advantages over these alternative networks as a medium for providing broadband access, and that telephone companies adopting our technologies will enjoy these benefits:

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

Limited Service Degradation and Improved Security Over Alternative Technologies.  In contrast to cable delivery systems, our technology is a point-to-point technology that connects the end user to the service provider’s central office or to an intermediate hub over copper wire. Our technology therefore does not encounter service degradation as other subscribers are added to the system, and also allows a higher level of security. Alternative technologies, such as cable, are shared systems and may suffer degradation and increased security risk as the number of end users on the system increases.

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

Proprietary Rights

We currently rely on a combination of trade secret, patent, copyright and trademark law, as well as non-disclosure agreements and invention-assignment agreements, to protect our proprietary information. However, such methods may not afford complete protection and there can be no assurance that other competitors will not independently develop similar processes, concepts, ideas and documentation. Under our agreement with Adaptive, we have a license to and/or co-own six issued patents and six pending patent application in the United States. As a result of our purchase of the assets of 1021 Technologies, we own nine issued patents and seven pending patent applications in the United States. All of these issued and pending patents pertaining to methodologies for modifying data in order to transmit it more efficiently on metallic media. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop our competitive position. Our policy is to protect our technology by, among other things, filing, or requiring the applicable licensor to file, patent applications for technology that we consider important to the development of our business. We intend to file additional patent applications, when appropriate, relating to our technology, improvements to the technology, and to specific products we develop.

Our policy is to require our employees, consultants, other advisors, as well as software design collaborators, to execute confidentiality agreements upon the commencement of employment, consulting or advisory relationships. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual’s relationship with us is to be kept confidential and not to be disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements provide that inventions conceived by the individual in the course of their employment or consulting relationship shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for trade secrets in the event of unauthorized use or disclosure of such information.

Government Regulation

Our products are likely to be subject to extensive regulation by each country and in the United States by federal and state agencies, including the Federal Communications Commission (the “FCC”), and various state public utility and service commissions. There are some regulations pertaining to the use of the available bandwidth spectrum at present that have been interpreted by our target customers as discouraging to the technical innovations that we are bringing to market, though we do not believe this to be the case. Further, regulations affecting the availability of broadband access services generally, the terms under which telecommunications service providers conduct their business, and the competitive environment among service providers, for example, could have a negative impact on our business.

Our Joint Venture

In April 2000, our NV Entertainment subsidiary entered into a joint venture production agreement to produce a feature length film, “Step Into Liquid”. We own a 50% interest in the joint venture. The financial condition and results of operations of the joint venture are consolidated with our financial condition and results of operations on the accompanying consolidated financial statements. The film was released to theaters in the United States in 2003 and is currently in foreign and DVD distribution. During the years ended October 31, 2006 and 2005, we recognized revenues of $61,699 and $39,866, respectively, from the film. We recorded amortization expense of $0 and $11,945 related to the film for the years ended October 31, 2006 and 2005, respectively.

As a result of impairment reviews during the years ended October 31, 2006 and 2005, we reduced the carrying value of the film to $0 on our balance sheet.

Research and Development

We outsourced all of the development activities with respect to our products to independent third party developers until April 2006, when we hired our first engineer. During the third and fourth fiscal quarters of 2006, we hired a Vice President to oversee the development and marketing of our semiconductors as well as four other engineering employees to supervise the continued development of our products. Together, our outsourced and employed engineer head count on October 31, 2006 totaled 18 full-time equivalent personnel. During fiscal years 2006 and 2005, we expended $325,124 and $366,306, respectively, for research and development of our semiconductor technology.

Manufacturing and Suppliers

We intend to contract with third party manufacturers to produce our products and will rely on third party suppliers to obtain the raw materials essential to our products’ production. Manufacturing of products utilizing our semiconductor technologies will be a complex process and we cannot assure you that we will not experience production problems or delays. Any interruption in operations could materially and adversely affect our business and operating results.

There may be a limited number of suppliers of some of the components necessary for the manufacture of products utilizing our semiconductor technologies. The reliance on a limited number of suppliers, particularly if such suppliers are foreign, poses several risks, including a potential inability to obtain an adequate supply of required components, low manufacturing yields and reduced control over pricing, quality and timely delivery of components. We cannot assure you that we will be able to obtain adequate supplies of raw materials. Certain key components of our semiconductor technologies may involve long lead times, and in the event of an unanticipated increase in the demand for our products, we could be unable to manufacture certain products in a quantity sufficient to satisfy potential demand. If we cannot obtain adequate deliveries of key components, we may be unable to ship products on a timely basis. Low manufacturing yields could cause us to incur substantially higher costs of goods sold. Delays in shipment could damage our relationships with customers and could harm our business and operating results.

On December 19, 2006, we announced a strategic partnership with eSilicon Corporation of Sunnyvale, California, a leading supplier of custom integrated circuits to the telecommunications industry. eSilicon is to manage the physical implementation and manufacture of the ASSP version of the Cupria Cu5001 device, including test program development, device test, packaging and shipment of the packaged, test parts. eSilicon’s manufacturing partner, Taiwan Semiconductor Manufacturing Company (TSMC), will fabricate the Rim Semi chip. TSMC is the world’s largest dedicated semiconductor foundry.

Our Employees

We currently have fourteen full-time employees and one part-time employee. We anticipate that we will need to hire additional employees and other personnel. We may, from time to time, supplement our regular work force as necessary with temporary and contract personnel. None of our employees is represented by a labor union.

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

We are required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities and Exchange Commission (“SEC”) on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a current report on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

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

WE HAVE A HISTORY OF LOSSES AND WE EXPECT THESE LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

Since inception, we have incurred significant net losses. We incurred net losses of $15,965,621 and $4,690,382 for the years ended October 31, 2006 and 2005, respectively. As of October 31, 2006, we had an accumulated deficit of $75,847,177. We expect to continue to incur net losses for the foreseeable future as we continue to develop and market our products and semiconductor technology. We have been funding our operations through the sale of our securities and expect to continue doing so for the foreseeable future. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect to increase expense levels on research and development, engineering, manufacturing, marketing, sales and administration as we continue to market our products, and to invest in new semiconductor technologies. These expenditures will necessarily precede the realization of substantial revenues from the sale of our semiconductor products, if any, which may result in future operating losses.

WE MAY NEED TO RAISE ADDITIONAL FUNDS IN ORDER TO ACHIEVE OUR BUSINESS OBJECTIVES.

As of January 24, 2007, we had cash and short-term investments of approximately $848,000. An institutional investor that has been a prior investor in the Company has committed to purchase $6 million of 7% Senior Secured Convertible Debentures upon our request at any time after March 1, 2007. As a result, management believes funds on hand or committed to us will enable us to meet our liquidity needs for the next twelve months. Nevertheless, circumstances may arise that would require us to raise additional capital in order to meet our liquidity needs and satisfy our current business plan prior to the receipt of revenues from our semiconductor business. Even after we begin to sell our products, we do not yet know what payment terms will be required by our customers or if our products will be successful. At the present time, other than the $6 million commitment referred to above, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds as and if needed, and we may have to accept terms that would adversely affect our stockholders. Additional equity financings are likely to be dilutive to holders of our common stock and debt financing may involve significant payment obligations and covenants that restrict how we operate our business.

We also may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on commercially reasonable terms, or at all. Covenants in our agreements with certain holders of our 7% Senior Secured Convertible Debentures issued in March 2006 may impede our ability to obtain additional financing. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing. We also may not be able to accelerate the development and deployment of our products, respond to competitive pressures, develop new or enhanced products or take advantage of unanticipated acquisition opportunities.

WE HAVE NOT SOLD ANY SEMICONDUCTOR PRODUCTS TO DATE AND NO ASSURANCE CAN BE PROVIDED THAT WE WILL DO SO.

Although we have entered into multi-year Supply Agreements with two prospective customers, we have neither received nor accepted any purchase orders for our semiconductor products. No assurance can be provided that we will be successful in concluding any significant-revenue generating agreement on terms commercially acceptable to us or at all.

OUR OPERATING RESULTS MAY VARY SIGNIFICANTLY DUE TO THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY AND ANY SUCH VARIATIONS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

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

We have only been engaged in the semiconductor business since February 2000. We have not begun commercial shipments of our semiconductors, and therefore have not generated any revenues from our semiconductor business. As a result, we have no historical financial data that can be used in evaluating our business prospects and in projecting future operating results. For example, we cannot forecast operating expenses based on our historical results, and we are instead required to forecast expenses based in part on future revenue projections. In addition, our ability to accurately forecast our revenue going forward is limited.

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

BECAUSE WE WILL DEPEND ON THIRD PARTIES TO MANUFACTURE, PACKAGE AND TEST OUR SEMICONDUCTORS, WE MAY EXPERIENCE DELAYS IN RECEIVING SEMICONDUCTOR DEVICES.

We do not own or operate a semiconductor fabrication facility. Rather, semiconductor devices that will contain our technology will be manufactured at independent foundries. We intend to rely solely on third-party foundries and other specialist suppliers for all of our manufacturing, packaging and testing requirements. However, these parties may not be obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular forecast or purchase order that has been accepted by one of them. As a result, we will not directly control semiconductor delivery schedules, which could lead to product shortages, poor quality and increases in the costs of our products. Because the semiconductor industry is currently experiencing high demand, we may experience delays in receiving semiconductor devices from foundries due to foundry scheduling and process problems. We cannot be sure that we will be able to obtain semiconductors within the time frames and in the volumes required by us. Any disruption in the availability of semiconductors or any problems associated with the delivery, quality or cost of the fabrication packaging and testing of our products could significantly hinder our ability to deliver products to our customers.

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

We are currently working on new products and we anticipate that we will incur substantial development expenditures prior to generating associated net revenues from a commercially deployable version (if any). We anticipate receiving limited orders for our products during the period that potential customers test and evaluate them. This test and evaluation period typically lasts from three to six months or longer, and volume production of an equipment manufacturer’s product incorporating our products typically would not begin until this test and evaluation period has been completed. As a result, a significant period of time may lapse between product development and sales efforts and the realization of revenues from volume ordering by customers of our products. In addition, achieving a design win with a customer does not necessarily mean that this customer will order our products. A design win is not a binding commitment by a customer to purchase products. Rather, it is a decision by a customer to use our products in the design process of that customer’s equipment. A customer can choose at any time to discontinue using our products in that customer’s designs or product development efforts. Even if our products are chosen to be incorporated into a customer’s equipment, we may still not realize significant net revenues from that customer if that customer’s products are not commercially successful.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS OR MAY BE SUED BY THIRD PARTIES FOR INFRINGEMENT OF THEIR PROPRIETARY RIGHTS.

We outsource to independent third parties a significant portion of the design, development and testing activities relating to our products. Our success depends significantly on our ability to obtain and maintain patent, trademark and copyright protection for our intellectual property, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. If we are not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products and services, which could harm our business.

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

The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of trade secret, copyright or patent infringement. We may inadvertently infringe a patent of which we are unaware. In addition, because patent applications can take many years to issue, there may be a patent application now pending of which we are unaware that will cause us to be infringing when it is issued in the future. Although we are not currently involved in any intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of our alleged infringement of another’s intellectual property, forcing us to do one or more of the following:

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

In addition to facing competition from the above-mentioned suppliers, our semiconductors will compete with products using other broadband access technologies, such as cable modems, wireless, satellite and fiber optic telecommunications technology. Commercial acceptance of any one of these competing solutions, or new technologies, could decrease demand for our proposed products. We cannot assure you that we will be able to compete successfully or that competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES IN THE SEMICONDUCTOR INDUSTRY AND BROADBAND COMMUNICATIONS MARKET IN ORDER TO BE COMPETITIVE.

Our success will depend on our ability to anticipate and adapt to changes in technology and industry standards. We will also need to develop and introduce new and enhanced products to meet our customers’ changing demands. The semiconductor industry and broadband communications market are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and short product life cycles. In addition, this industry and market continues to undergo rapid growth and consolidation. A cyclical slowdown in the semiconductor industry or other broadband communications markets could materially and adversely affect our business, financial condition and results of operations. Our success will also depend on the ability of our potential telecommunications equipment customers to develop new products and enhance existing products for the broadband communications markets and to introduce and promote those products successfully. The broadband communications markets may not continue to develop to the extent or in the timeframes that we anticipate. If new markets do not develop as we anticipate, or if upon their deployment our products do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be materially and adversely affected.

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

Our products are designed to be incorporated in equipment that is targeted at end-users of data services offered by wire-line telecommunications carriers. Consequently, the success of our products depends upon the decision by telecommunications service providers to broadly deploy data technologies and the timing of such deployment. If service providers do not offer data services on a timely basis, or if there are technical difficulties with the deployment of these services, sales of our products would be adversely affected, which would have a negative effect on our results of operations. Factors that may impact data deployment include:

o	A prolonged approval process, including laboratory tests, technical trials, marketing trials, initial commercial deployment and full commercial deployment;

o	The development of a viable business model for data services, including the capability to market, sell, install and maintain data services;

o	Cost constraints, such as installation costs and space and power requirements at the telecommunications service provider’s central office;

o	Evolving industry standards; and

o	Government regulation.

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

The jurisdiction of the Federal Communication Commission (“FCC”) extends to the entire US communications industry, including potential customers for our semiconductors. Future FCC regulations affecting the broadband access industry may adversely affect our business. In addition, international regulatory bodies such as The American National Standards Institute (ANSI) and The Committee T1E1.4 in North America, European Telecommunications Standards Institute (ETSI) in Europe and ITU-T and the Institute of Electrical and Electronics Engineers, Inc. (IEEE) worldwide are beginning to adopt standards and regulations for the broadband access industry. These domestic and foreign standards, laws and regulations address various aspects of Internet, telephony and broadband use, including issues relating to liability for information retrieved from or transmitted over the Internet, online context regulation, user privacy, taxation, consumer protection, security of data, access by law enforcement, tariffs, as well as intellectual property ownership, obscenity and libel. Changes in laws, standards and/or regulations, or judgments in favor of plaintiffs in lawsuits against service providers, e-commerce and other Internet companies, could adversely affect the development of e-commerce and other uses of the Internet. This, in turn, could directly or indirectly materially adversely impact the broadband telecommunications and data industry in which our customers operate. To the extent our customers are adversely affected by laws or regulations regarding their business, products or service offerings, this could result in a material and adverse effect on our business, financial condition and results of operations.

In addition, highly complex products such as the semiconductors that we expect to offer are subject to rules, limitations and requirements as set forth by international standards bodies such as ANSI and The Committee T1E1.4 in North America, ETSI in Europe and ITU-T and IEEE worldwide, and as adopted by the governments of each of the countries that we intend to market in. There are some FCC regulations in the United States pertaining to the use of the available bandwidth spectrum that at present have been interpreted by some of our target customers as discouraging to the technical innovations that we are bringing to market. Further, regulations affecting the availability of broadband access services generally, the terms under which telecommunications service providers conduct their business, and the competitive environment among service providers, for example, could have a negative impact on our business.

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

FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK.

As of January 24, 2007, we had 424,795,899 shares of our common stock outstanding. As of January 24, 2007, an additional 154,031,354 shares of common stock were reserved for issuance upon the exercise of outstanding options and warrants exercisable at exercise prices ranging from $0.027 to $3.92 per share. In addition, as of January 24, 2007, we had outstanding $662,000 principal amount of convertible debentures we issued in March 2006, and approximately $4,300 principal amount of convertible debentures we issued in May 2005, all of which are convertible into an undeterminable number of shares of our common stock. The exercise price of the March 2006 debentures is variable, and is based upon a 30% discount to the volume weighted average closing price of our common stock for the 20 days preceding the applicable conversion date. The exercise price of the May 2005 debentures is variable, and is based upon an initial conversion price equal to 30% of the volume-weighted closing price per share of our common stock for the five days preceding the applicable conversion date. We also have outstanding $75,000 principal amount of convertible debentures we issued in May 2004. These debentures are convertible into our common stock at an exercise price of $0.15 per share. Many of the above options, warrants and convertible debentures contain provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions.

The occurrence of any such event or the exercise or conversion of any of the options, warrants or convertible debentures described above would dilute the interest in the Company represented by each share of common stock and may adversely affect the prevailing market price of our common stock. Finally, we may need to raise additional capital through the sale of shares of common stock or other securities exercisable for or convertible into common stock. The occurrence of any such sale would dilute the interest in the Company represented by each share of common stock and may adversely affect the prevailing market price of our common stock.

OUR BOARD OF DIRECTORS’ RIGHT TO AUTHORIZE THE ISSUANCE OF SHARES OF PREFERRED STOCK COULD ADVERSELY IMPACT THE RIGHTS OF HOLDERS OF OUR COMMON STOCK.

Our Articles of Incorporation authorize our board of directors to issue up to 15,000,000 shares of preferred stock in one or more series, and to fix the rights, preferences, privileges and restrictions granted to or imposed upon any such series, without further vote or action by shareholders. The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of the holders of our common stock and thereby reduce the value of our common stock. The issuance of preferred stock could discourage certain types of transactions involving an actual or potential change in control of our company, including transactions in which the holders of common stock might otherwise receive a premium for their shares over then current prices, otherwise dilute the rights of holders of common stock, and may limit the ability of such shareholders to cause or approve transactions which they may deem to be in their best interests, all of which could have a material adverse effect on the market price of our common stock.

OUR STOCK PRICE MAY BE VOLATILE

The market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control:

o	Variations in our quarterly operating results due to a number of factors, including but not limited to those identified in this “Risk Factors” section;

o	Changes in financial estimates of our revenues and operating results by securities analysts or investors;

o	Changes in market valuations of telecommunications equipment companies;

o	Announcements by us of commencement to, changes to, or cancellation of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

o	Additions or departures of key personnel;

o	Future sales of our common stock;

o	Stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock;

o	Commencement of or involvement in litigation; and

o	Announcements by us or our competitors of technological innovations or new products.

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

ADDITIONAL BURDENS IMPOSED UPON BROKER-DEALERS BY THE APPLICATION OF THE “PENNY STOCK” RULES TO OUR COMMON STOCK MAY LIMIT THE MARKET FOR OUR COMMON STOCK.

The SEC has adopted regulations concerning low-priced (or “penny”) stocks. The regulations generally define “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our shares continue to be offered at a market price less than $5.00 per share, and do not qualify for any exemption from the penny stock regulations, our shares will continue to be subject to these additional regulations relating to low-priced stocks.

The penny stock regulations require that broker-dealers who recommend penny stocks to persons other than institutional accredited investors, make a special suitability determination for the purchaser, receive the purchaser’s written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents that identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules.

The additional burdens imposed upon broker-dealers by these penny stock requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of our Common Stock and our shareholders’ ability to sell our common stock in the secondary market.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real property. Our corporate headquarters are located at 305 NE 102nd Avenue, Suite 105, Portland, Oregon 97220. The original premises are occupied under a three-year lease that commenced on April 1, 2005. In March 2006, we expanded our original space to include part of another floor in the same facility. In October 2006, we entered into another lease in the same building for an additional 6,967 square feet, bringing the total in the Portland location to 9,561 square feet. After amending the lease terms in March and leasing the additional space in October, the current monthly rental under the leases is $14,730. The lease on our corporate headquarters expires in March 2009. We also lease approximately 200 square feet of space in La Jolla, California that we use for administrative offices under a lease that expires in February 2008. Our monthly rental payment under this lease is $1,100. We believe our properties are generally in good condition and suitable to carry on our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or to which any of our properties are subject. There are no material proceedings known to us to be contemplated by any governmental authority.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended October 31, 2006, the Company did not submit any matters to a vote of its security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the Nasdaq Stock Market’s over-the-counter bulletin board (the “OTC Bulletin Board”) under the trading symbol “RSMI.”

The following table sets forth the high and low bid prices for our common stock on the OTC Bulletin Board for the periods indicated. These prices represent inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions. Investors should not rely on historical stock price performance as an indication of future price performance. The closing price of our common stock on January 24, 2007 was $0.12 per share.

	HIGH	LOW
November 2005 through October 2006
First Quarter	$.27	$.02
Second Quarter	.27	.03
Third Quarter	.24	.08
Fourth Quarter	.24	.08

November 2004 through October 2005
First Quarter	$.19	$.10
Second Quarter	.19	.14
Third Quarter	.18	.05
Fourth Quarter	.07	.03

Shareholders

As of January 24, 2007, there were 1,332 holders of record of our common stock. A significant number of shares of our common stock are held in either nominee name or street name brokerage accounts. The actual number of beneficial owners of such shares is not included in the foregoing number of holders of record.

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

Recent Sales of Unregistered Securities

During the three months ended October 31, 2006, we issued:

(i)	500,000 shares of common stock to purchase the assets of 1021 Technologies, valued at $78,000;

(ii)	1,087,470 shares of common stock to HelloSoft, valued at $164,208, and recorded as capitalized software; and

(iii)
5,725,000 stock options at exercise prices of $0.131 per share with respect to 1,825,000 stock options, $0.158 per share with respect to 3,500,000 stock options, and $0.224 per share with respect to 400,000 stock options, to a total of six employees of the Company valued at $825,429.

From November 2006 through January 24, 2007, subsequent to the fiscal year ended October 31, 2006, we issued:

(i)	4,250,000 stock options at an exercise price of $0.096 per share to one director and three executive employees valued at $386,427;

(ii)	3,736,991 shares of common stock to a corporation valued at $395,000 in payment of non-recurring engineering services;

(iii)	100,000 stock options at an exercise price of $0.12 per share to one employee valued at $11,344;

(iv)	464,535 shares of common stock to 2006 Debenture holders in satisfaction of $68,547 in liquidated damages accrued at October 31, 2006;

(v)	8,000,000 shares of common stock valued at $1,007,000 to three consultants; and

(vi)	300,000 shares of common stock valued at $9,570 to a law firm upon exercise of stock options.

These securities were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act. Appropriate legends were affixed to the share certificates issued in all of the above transactions. The Company believes that each of the recipients was an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in our common stock. All recipients had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions described above involved general solicitation or advertising.

Equity Compensation Plan Information

We have four compensation plans (excluding individual stock option grants outside of such plans) under which our equity securities are authorized for issuance to employees, directors and consultants in exchange for services - the 2000 Omnibus Securities Plan (the “2000 Plan”), the 2001 Stock Incentive Plan (the “2001 Plan”), the 2006 Stock Incentive Plan (the “2006 Plan”) and the 2003 Consultant Stock Plan (the “Consultant Plan”) (collectively, the “Plans”). Our shareholders approved the 2000 Plan and 2001 Plan, and the 2006 Plan and the Consultant Plan have not yet been submitted to the shareholders for approval.

The following table presents information as of October 31, 2006 with respect to compensation plans under which equity securities were authorized for issuance, including the 2000 Plan, the 2001 Plan, the Consultant Stock Plan and agreements granting options or warrants outside of these plans. The 2006 Plan was adopted after the end of the 2006 fiscal year.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	3,193,750	$0.23	1,806,250

Equity compensation plans not approved by security holders	32,550,000	$0.06	2,100,000
Total	35,743,750	$0.08	3,906,250

Non-Shareholder Approved Plans

The following is a description of options and warrants granted to employees, directors, advisory directors, and consultants outside of the Plans that were outstanding as of October 31, 2006.

As of October 31, 2006, we had outstanding compensatory options and warrants to purchase an aggregate of 35,743,750 shares of our common stock that were granted outside of the Plans. Of this amount, outstanding options to purchase 100,000 shares of common stock were granted during fiscal 2001 outside of the Plans to two advisory directors. These options expire 10 years from their grant date and have exercise prices ranging from $1.07 to $2.30. All of these options have vested.

We have outstanding options to purchase an aggregate of 500,000 shares of common stock that were granted during fiscal 2002 outside of the Plans to a director. These options expire ten years from their grant date and have an exercise price of $0.39. All of these options have vested.

There are outstanding warrants to purchase an aggregate of 100,000 shares of common stock that were granted during fiscal 2004 to a consultant. These warrants have a five-year term and an exercise price of $0.15.

We have outstanding options to purchase 1,000,000 shares of common stock that were granted during fiscal 2005 outside of the Plans to a consultant. These options expire four years from their grant date and have an exercise price of $0.15. All of these options have vested.

There are outstanding warrants to purchase 200,000 shares of common stock that we granted during fiscal 2005 to a consultant. These warrants have a term of three years and an exercise price of $0.12.

In fiscal 2006, a total of 30,800,000 stock options had been granted outside of shareholder-approved plans. During the first quarter of fiscal 2006, options to purchase 22,400,000 shares of common stock were granted to the Company’s Chief Executive Officer, the Executive Vice President, and an advisory board member. These options have a 10-year term, an exercise price of $0.027 per share, and vested at various times between February 2006 and July 2006.

During the second quarter of fiscal 2006, options to purchase 2,000,000 shares of common stock were granted to directors outside of the Plans. These options have a 10-year term, an exercise price of $0.0319 per share, and vested on May 1, 2006. In addition, options to purchase 2,000,000 shares of common stock were granted outside of the Plans in connection with legal services performed for the Company. These options have a 10-year term, an exercise price of $0.0319 per share, and vested on March 1, 2006.

During the third quarter of fiscal 2006, options to purchase 200,000 shares of common stock were granted to a director outside the Plans. These options have a 10-year term, an exercise price of $0.18 per share, and vest over a three year period. In addition, options to purchase 500,000 shares of common stock were granted to a consultant under the Consultant Plan, which has not been approved by the shareholders. These options have a 10-year term, an exercise price of $0.18 per share, and vest over a two-year period.

During the fourth quarter of fiscal 2006, Options to purchase 200,000 shares of common stock were granted to a consultant under the Consultant Plan. These options have a 10-year term, an exercise price of $0.224 per share, and vest over a three-year period. In addition, options to purchase 3,500,000 shares of common stock were granted to the Senior Executive Vice President outside of the Plans. These options have a 10-year term, an exercise price of $0.158 per share, and vest over a three-year period.

The Consultant Plan was adopted in January 2003 and authorizes the issuance of up to 6,000,000 non-qualified stock options or stock awards to consultants to the Company. Directors, officers and employees are not eligible to participate in the Consultant Plan. As of October 31, 2006, 3,200,000 shares of common stock and options to purchase 700,000 shares of common stock have been issued under the Consultant Plan.

The 2006 Plan was adopted in November 2006 and authorizes the issuance of up to 30,000,000 incentive stock options, non-qualified stock options or stock awards to directors, officers, employees and certain consultants to the Company. To date, we have issued a total of 4,250,000 shares of common stock under the 2006 Plan to four directors, officers and employees of the Company. The 2006 Plan was adopted subsequent to the 2006 fiscal year and as a result, is not included in the tables above.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the three months ended October 31, 2006.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We urge you to read the following discussion in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-KSB.

Caution Regarding Forward-Looking Statements

Our prospects are subject to uncertainties and risks. In this Annual Report on Form 10-KSB, we make forward-looking statements under the headings “Item 1. Description of Business,” “Item 6. Management’s Discussion and Analysis or Plan of Operation,” and elsewhere, that also involve substantial uncertainties and risks. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

We caution readers that forward-looking statements are predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements as a result of a number of factors, including but not limited to the risks and uncertainties discussed under the heading “RISK FACTORS” in Item 1 of this Annual Report and in our other filings with the SEC. We undertake no obligation to revise or update any forward-looking statement for any reason.

Overview

We are developing advanced transmission technology products to enable data to be transmitted across copper telephone wire at speeds and over distances that exceed those offered by leading DSL technology providers. Our first chipset in a planned family of transport processors, the Cu5001 digital signal processor, was first made available in FPGA form to prospective customers for evaluation and testing in the first fiscal quarter of 2006. We are presently working on Release 2.0 of the Cu5001, which is also the ASSP version of the semiconductor. We market this technology to leading equipment makers in the telecommunications industry. Our products are designed to substantially increase the capacity of existing copper telephone networks, allowing telephone companies, office building managers, and enterprise network operators to provide enhanced and secure video, data and voice services over the existing copper telecommunications infrastructure.

We expect that system-level products that use our technology will have a significant advantage over existing system-level products that use existing broadband technologies, such as digital subscriber line (DSL), because such products will transmit data faster, over longer distances and at a higher quality. We expect products using our technology will offer numerous advantages to the network operators that deploy them, including the ability to support new services, the ability to offer existing and new services to previously unreachable locations in their network, reduction in total cost of ownership, security and reliability.

Our semiconductor business segment is dependent upon our ability to generate future revenues and positive cash flow from our advanced transmission technology products, such as the Cu5001. No assurance can be provided that our target customers will purchase these products in large volumes, or at all. See “RISK FACTORS.”

In April 2000, our NV Entertainment subsidiary entered into a joint venture production agreement to produce a feature length film, “Step into Liquid” (the “Film”). We own a 50% interest in the joint venture. The financial condition and results of operations of the joint venture are consolidated with our financial condition and results of operations on the accompanying consolidated financial statements. The Film was released to theaters in the United States in 2003 and is currently in foreign and DVD distribution. During the years ended October 31, 2006 and 2005, we received revenues of $61,699 and $39,866, respectively, from the Film. In July 2005, we recorded an impairment charge of $1,009,777 and reduced the carrying value of the Film to $0 on our balance sheet. We do not intend to make further investment in our entertainment business.

Derivative Financial Instruments

In connection with the issuance of certain convertible debentures (see Note 9), the terms of the debentures included an embedded conversion feature that provided for a conversion of the debentures into shares of our common stock at a rate that was determined to be variable. We determined that the conversion feature was an embedded derivative instrument and that the conversion option was an embedded put option pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Stock.”

The accounting treatment of derivative financial instruments requires that we record the debentures and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debenture agreements, we were required to classify all other non-employee warrants and options as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income. We reassess the classification at each balance sheet date. If the classification required under EITF Issue No. 00-19 changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.

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

We early adopted SFAS 123(R) using the modified prospective transition method, as of November 1, 2005, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the year ended October 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our consolidated statement of operations because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

The effect of the adoption of SFAS 123(R) on our fiscal year 2006 results was to increase our net loss by $919,251. There was no impact on our basic and diluted net loss per common share.

SFAS 123(R) also requires that the cash retained as a result of the tax deductibility of the increase in the value of share-based arrangements be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. Prior to the adoption of SFAS 123(R), such amounts were required to be presented as a component of cash flows from operating activities. Due to our tax net operating loss position, we do not realize cash savings as a result of the tax deduction for stock-based compensation. Accordingly, the adoption SFAS 123(R) had no effect on our cash flows from operating or financing activities for the year ended October 31, 2006.

Stock-based compensation expense recognized in our consolidated statement of operations for the year ended October 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to October 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We have continued to attribute the value of stock-based compensation to expense on the straight-line single option method.

Stock-based compensation expense recognized under SFAS 123(R) related to employee stock options granted during the year ended October 31, 2006 was $672,194. Stock based-compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 was $247,057 for the year ended October 31, 2006. Stock-based compensation expense recognized upon issuance of common stock to key employees and directors was $452,500 for the year ended October 31, 2005. Stock-based compensation expense recognized for non-employees under other accounting standards was $984,935 and $976,041 for the years ended October 31, 2006 and 2005, respectively.

As stock-based compensation expense recognized in the consolidated statement of operations for the year ended October 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro-forma information required under SFAS 123(R) for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

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

We recognize revenue from the distribution of our Film and related products when earned and reasonably estimable in accordance with Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP-00-2”). The following are the conditions that must be met in order to recognize revenue in accordance with SOP-00-2:

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

In accordance with the provisions of SOP-00-2, a film is classified as a library title after three years from the film’s initial release. The term library title is used solely for the purpose of classification and for identifying previously released films in accordance with the provisions of SOP-00-2. Revenue recognition for such titles is in accordance with our revenue recognition policy for film revenue.

Film in Distribution

SOP-00-2 requires that film costs be capitalized and reported as a separate asset on the balance sheet. Film costs include all direct negative costs incurred in the production of a film, as well as allocations of production overhead and capitalized interest. Direct negative costs include cost of scenario, story, compensation of cast, directors, producers, writers, extras and staff, cost of set construction, wardrobe, accessories, sound synchronization, rental of facilities on location and post production costs. SOP-00-2 also requires that film costs be amortized and participation costs accrued, using the individual-film-forecast-computation method, which amortizes or accrues such costs in the same ratio that the current period actual revenue (numerator) bears to the estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year (denominator). We make certain estimates and judgments of its future gross revenue to be received for each film based on information received by its distributors, historical results and management’s knowledge of the industry. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions. A change to the estimate of gross revenues for an individual film may result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period.

In addition, SOP-00-2 also requires that if an event or change in circumstances indicates that an entity should assess whether the fair value of a film is less than its unamortized film costs, then an entity should determine the fair value of the film and write-off to the statements of operations the amount by which the unamortized film costs exceeds the Film’s fair value.

During July 2005, we performed our review and it was determined that the unamortized film costs exceeded the Film’s fair value. The conclusion was based upon information we received from the film’s distributor relating to lower than expected sales. As a result of this review, we wrote-down the remaining carrying value attributed to the Film to $0. This resulted in an impairment of $1,009,777, which is included in the consolidated statement of operations for the year ended October 31, 2005.

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

In connection with our assessment of our intellectual property, we retained the services of an independent valuation firm to value our intangible assets as of October 31, 2006. As a result of the valuation, no impairment was deemed necessary. The valuation does not provide any assurance that the intangible assets could be sold for their stated fair value. The valuation provides that the market will accept this technology and it assumes that we will be able to obtain sales or sales contacts related to these intangible assets. Due to the early stage of the marketability of this technology, there is no assurance that we can achieve the assumptions outlined in the valuation. If we determine in the future that our capitalized costs are not recoverable, the carrying amount of the technology license would be reduced, and such reduction may be material.

We commenced amortization of capitalized software development costs during December 2005 and have recorded amortization expense of $777,026 during the year ended October 31, 2006. We recorded no amortization during the year ended October 31, 2005.

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

We outsourced all of the development activities with respect to our products to independent third party developers until April 2006, when we hired our first engineer. During the fourth fiscal quarter of 2006, we hired a Vice President to oversee the development and marketing of our semiconductors as well as three other engineering employees to supervise the continued development of our products. During fiscal years 2006 and 2005, we expended $325,124 and $366,306, respectively, for research and development of our semiconductor technology.

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

In February 2006, we obtained a license to include HelloSoft, Inc.’s integrated VoIP software suite in the Cupria™ family of transport processors. We believe the inclusion of VoIP features in our products will eliminate VoIP dedicated components currently needed in modems and thereby lower their production costs by more than 20%. In consideration of this license, we have paid HelloSoft a license fee and will pay certain royalties based on our sale of products, including the licensed technology.

Results of Operations

COMPARISON OF THE YEAR ENDED OCTOBER 31, 2006 (the “2006 period”) AND THE YEAR ENDED OCTOBER 31, 2005 (the “2005 period”)

REVENUES. Revenues for the 2006 period were $61,699, an increase of $21,833 over 2005 revenues of $39,866. For the 2006 period, $9,757 was in the form of guarantee and/or license payments relating to the U.S. distribution of the Film and the remainder of $51,942 were fees relating to foreign distribution of the Film.

For the 2005 period, $29,066 was in the form of guarantee and/or license payments relating to the U.S. distribution of the Film and the remainder was fees relating to foreign distribution of the Film. This increase in the 2006 period from the 2005 period was due to an increase in the number and value of license agreements for distribution of the Film or portions of the Film in foreign markets.

No revenues were recorded in connection with our semiconductor business for the 2006 and 2005 periods.

OPERATING EXPENSES. Operating expenses included cost of sales, impairment of film in distribution, amortization of technology license and capitalized software development fees, research and development expenses in connection with the semiconductor business, and selling, general and administrative expenses.

Total operating expenses increased 50% to $6,530,880 for the 2006 period from $4,339,953 for the 2005 period, a $2,190,927 increase. This increase was primarily due to the addition of seven new employees during the 2006 period, causing salaries and related taxes to increase by 49% over 2005. During 2006, we hired a Controller, a Director of Marketing, an Executive Vice President in charge of Sales and Business Development, an Engineering Vice President, and three engineers. Additionally, the Company began amortizing the technology license and capitalized software in 2006, resulting in an expense of $777,026 for 2006, where there was none for 2005. However, in 2005 the Company recognized an impairment charge of $1,009,777 when it wrote down the Film in Distribution to zero. Research and development expenses decreased $41,182 to $325,124 for the 2006 period, principally as the result of our capitalizing $135,461 of salaries and consulting expenses associated with developing the capitalized software for production. Also, in 2006 we capitalized payments to HelloSoft, Inc. (“HelloSoft”) totaling $455,000, whereas in 2005, we paid $155,000 and recorded it as research and development expense.

There were no cost of sales for 2006 and cost of sales for 2005 of $11,945 represents the amortization of film cost for the Film.

Amortization of technology license and capitalized software development fees was $777,026 for the 2006 period, due to the commencement of amortization related to the market release of the Cu5001 digital signal processor to prospective customers for evaluation and testing during December 2005. No amortization was recorded prior to this period.

Research and development expenses decreased by $41,182 to $325,124 or 11% for the 2006 period from $366,306 for the 2005 period. The decrease is principally the result of capitalizing costs associated with multiple releases of and enhancements to the Cupria product, represented by additional payments made to HelloSoft in accordance with the terms of our services agreement, as amended, and the issuance of stock options in connection with research and development activities. During the year ended October 31, 2005, the projects had not reached technological feasibility, and therefore costs incurred were expensed as research and development.

Selling, general and administrative expenses increased 84% or $2,476,805 to $5,428,730 primarily as a result of an increase in employees from four to seven. Payroll and related expenses increased by 40%, from approximately $685,000 in 2005 to approximately $956,000 in 2006. Also, consultant fees increased by 234% from $84,000 in 2005 to $281,000 in 2006. Professional fees also increased by $711,626 from $367,247 in 2005 to $1,078,873 in 2006. Stock-based compensation expense increased by 65%, from $1,131,874 in 2005 to $1,862,547 for 2006.

In July 2005, we performed a review to determine if the fair value of the Film was less than its unamortized film costs. As a result of this review, the Company wrote-down the carrying value of the Film to $0, recognizing an impairment charge of $1,009,777, which is included in our consolidated statement of operations for the year ended October 31, 2005.

OTHER (INCOME) EXPENSES.  Other expenses included interest expense, a loss on the change in fair value of derivative liabilities, amortization of deferred financing costs, and a loss on exchange of notes payable into common stock.

Total other expenses increased 2,333% or $9,106,145 to $9,496,440 for the year ended October 31, 2006 from total other expenses of $390,295 for the year ended October 31, 2005. The increases are primarily for the reasons noted below.

Interest expense increased 257% or $7,776,343 to $10,803,490 in 2006 from $3,027,147 in 2005. The increases are primarily due to the value allocated to the warrants related to the 2006 Debentures, interest on the 2006 Debentures, and the amortization and write-off of debt discount due to conversions of the convertible debentures and repayment of a note payable.

We recognized a gain of $1,958,907 on the change in fair value of derivative liabilities for the year ended October 31, 2006, a decrease of $274,097 from $2,233,004 for the year ended October 31, 2005. This decrease in the gain from the 2005 period to the 2006 period was due primarily to a smaller decrease in the market price of our common stock during the 2006 period. The closing market price of our common stock was $0.095 and $0.027 per share as of October 31, 2006 and 2005, respectively. In general, decreases in the market price of our common stock as compared to the exercise price of our warrants or options result in decreases in the fair value of the warrant or option as estimated using the Black-Scholes model.

The amortization of deferred financing costs increased 163% or $984,204 to $1,586,386 for the year ended October 31, 2006 from $602,182 for the year ended October 31, 2005. The increase is primarily a result of the conversions of the 2005 Debentures, repayment of a note payable, and the amortization of additional deferred financing costs related to the 2006 Debentures. Upon conversion or repayment of debt prior to its maturity date, a pro-rata share of debt discount and deferred financing costs are written off and recorded as expense.

Other expenses also increased in the year ended October 31, 2006 due to the loss recognized on exchange of notes payable into common stock of $446,386.

Other income in the year ended October 31, 2006 consisted primarily of a gain on forgiveness of principal and interest on a promissory note (the “Zaiq Note”) to Zaiq Technologies, Inc. (“Zaiq”) of $1,169,820. The Zaiq Note was entered into in April 2005, had an original principal amount of $2,392,000 and was originally due and payable in April 2007. Pursuant to the terms of the note, the principal amount of the note decreased by $797,333.33 on each of the nine and 12 month anniversaries of the note. In December 2005, when we would not have otherwise been required to make a payment under the Zaiq Note, we entered into a letter agreement with Zaiq pursuant to which we agreed to repurchase from Zaiq for $200,000 the remaining balance of the Zaiq Note and 5,180,474 shares of our common stock held of record by Zaiq. We had the right to assign any or all of our purchase commitment under the letter agreement. We assigned to an unaffiliated third party that had been a prior investor in the Company the right to purchase 4,680,620 of the Zaiq shares. On December 20, 2005, we purchased the Zaiq Note and 499,854 shares of our common stock held by Zaiq for an aggregate purchase price of $129,789. The Zaiq shares we repurchased have been accounted for as treasury stock, carried at cost, and reflected as a reduction to stockholders’ equity. The remaining principal and accrued interest of $1,292,111 on the Zaiq Note was canceled resulting in a gain of $1,169,820.

Also, during the year ended October 31, 2006, we recognized income of $200,000 from the sale to an unrelated third party of our rights to the “Embarq” trademark in the United States, Puerto Rico and U.S. possessions and territories.

Other income in the year ended October 31, 2005 consisted primarily of a gain on sale of property and equipment of $20,000, a gain on exchange of Redeemable Series B Preferred Stock into common stock of $55,814, and other miscellaneous gains of $930,216, arising from the forgiveness of liabilities and the conversion of liabilities into notes payable.

NET LOSS.  For the year ended October 31, 2006 our net loss increased 240% or $11,275,239 to $15,965,621 from $4,690,382 primarily as the result of higher selling, general and administrative costs, interest costs, higher amortization of deferred financing costs, and higher amortization of technology license and capitalized software development fees, partially offset by lower derivative gains, lower research and development expense, a gain on the forgiveness of the Zaiq note, income from the sale of the Embarq trademark, and no loss on the write down of the carrying value of the Film in Distribution to $0, which occurred during the year ended October 31, 2005.

Liquidity and Capital Resources

Cash and short-term investments balances totaled approximately $848,000 at January 24, 2007, $2,090,119 at October 31, 2006, and $373,481 at October 31, 2005.

Net cash used in operating activities was $3,447,918 in the 2006 period, compared to $2,412,199 in the 2005 period. The increase in cash used in operations was principally the result of the following items:

o	An increase in the net loss, which was $15,965,621 in the 2006 period, compared with $4,690,382 in the 2005 period;

o
an increase in the 2006 period of other current assets and other assets, together with an increase in accounts payable and accrued liabilities for a net of $610,895, compared to an increase in other current assets and other assets and a decrease of accounts payable and accrued liabilities in the 2005 period for a net of $252,921, resulting in a net increase in cash used of $863,816.

impacted by the following non-cash items:

o	interest expense related to fair value of Investors’ warrants at issuance in excess of debt discount of $5,608,156 for the year ended October 31, 2006, compared to $0 for the 2005 period;

o	a decrease in the gain on the change in fair value of derivative liabilities of $1,958,907 for the year ended October 31, 2006, compared to a gain of $2,233,004 for the 2005 period;

o
increased amortization of deferred financing costs, which were $1,586,386 in the 2006 period, compared to $602,182 for the 2005 period, principally due to increased conversions of the 2005 Debentures, the repayment of a note payable, and the amortization of additional deferred financing costs related to the 2006 Debentures;

o
increased amortization of debt discount on notes, which was $4,681,544 for the 2006 period, compared to $2,692,581 for the 2005 period, principally due to increased conversions of the 2005 Debentures, the repayment of a note payable, and the amortization of additional debt discount related to the 2006 Debentures;

o
increased amortization of technology license and capitalized software development fees, which was $777,026 for the 2006 period, compared to $0 for the 2005 period, due to the commencement of amortization related to the market release of the Cu5001 to prospective customers for evaluation and testing;

o
gain on forgiveness of principal and interest on the promissory note to Zaiq Technologies, Inc. of $1,169,820 for the 2006 period, compared to a gain on the forgiveness of liabilities of $896,702 for the 2005 period;

o	increased stock-based compensation expense, which was $1,923,276 for the 2006 period, compared to $1,428,541 for the 2005 period;

o	loss on exchange of notes payable into common stock of $446,386 for the 2006 period; and

o	impairment of Film in Distribution of $1,009,777 for the 2005 period but not in the 2006 period.

Net cash used in investing activities in the 2006 period was $1,800,327 compared to $11,161 in the 2005 period. Net cash used in investing activities for the 2006 period was the result of the acquisition of technology and software from 1021 Technologies of $150,000, acquisition of capitalized software and development fees of $590,461, the purchase of short-term investments of $1,000,000, and acquisition of property and equipment of $59,866. For the 2005 period, cash used in investing activities was for the acquisition of $11,161 in property and equipment.

Net cash provided by financing activities was $5,964,883 in the 2006 period compared to $2,669,030 in 2005 period. Net cash provided by financing activities in the 2006 period was the result of proceeds from the exercise of warrants totaling $1,391,444, proceeds from convertible debentures of $6,000,000, and proceeds from notes payable of $750,000, offset by capitalized financing costs of $742,450, repayments of notes payable of $944,291, repayments of convertible notes payable of $482,322, and the purchase of treasury stock for $7,498.

For the 2005 period, net cash provided by financing activities resulted from the issuance of common stock for $835,100, proceeds from convertible debentures of $3,500,000, proceeds from notes payable of $300,000, offset by capitalized financing costs of $422,010, repayments of notes payable of $1,010,021, and repayments of convertible notes payable of $534,039.

Since inception, we have funded our operations primarily through the issuance of our common stock and debt securities. Our recent financings are discussed below.

In March 2006, we sold $6,000,000 in aggregate principal amount of our Senior Secured 7% convertible debentures and warrants, receiving net proceeds of approximately $4.5 million after the payment of offering related costs (the “2006 Debentures”). As of January 24, 2007, approximately $5.6 million of principal amount and interest of the 2006 Debentures had been converted into approximately 73.4 million shares of our common stock and there was $662,000 of principal amount of the 2006 Debentures outstanding. The 2006 Debentures mature in March 2008.

In January 2006, we entered into a loan agreement with an institutional investor pursuant to which we borrowed $750,000. The outstanding principal and accrued interest on this loan was repaid in March 2006 from the proceeds of the 2006 Debentures.

In May 2005, we sold $3.5 million in aggregate principal amount of our Senior Secured 7% convertible debentures and warrants (the “2005 Debentures”) in a private placement to certain private and institutional investors. As of January 24, 2007, approximately $3.6 million of principal amount and interest of the 2005 Debentures had been converted into approximately 170.1 million shares of our common stock and there was approximately $4,300 of principal amount of the 2005 Debentures outstanding. The 2005 Debentures mature in May 2008.

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

In December 2003, April 2004 and May 2004,we sold $1,350,000 in aggregate principal amount and received net proceeds of approximately $1,024,000 from the private placement to certain private and institutional investors of our three year 7% convertible debentures and warrants (the “7% Debentures”). As of January 24, 2007, approximately $1.4 million of principal amount and interest of the 7% Debentures had been converted into approximately 9.1 million shares of our common stock and there was $75,000 of principal amount of the 7% Debentures outstanding. The 7% Debentures mature in May 2007.

As of January 24, 2007, we had cash and short-term investments of approximately $848,000. An institutional investor that has been a prior investor in the Company has committed to purchase $6 million of 7% Senior Secured Convertible Debentures upon our request at any time after March 1, 2007. As a result, management believes funds on hand or committed to us will enable us to meet our liquidity needs for the next twelve months. Nevertheless, circumstances may arise that would require us to raise additional capital in order to meet our liquidity needs and satisfy our current business plan prior to the receipt of revenues from our semiconductor business.

We may not be successful in our efforts to raise additional funds. Even if we are able to raise additional funds through the issuance of debt or other means, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Even after we receive orders for our products, we do not yet know what payment terms will be required by our customers or if our products will be successful. At the present time, other than the $6 million commitment described above, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all.

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

In September 2005, the FASB ratified EITF Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (“EITF No. 05-8”), which addresses the treatment of convertible debt issued with a beneficial conversion feature as a temporary difference under the guidance in SFAS 109. In addition, deferred taxes recognized for a temporary difference of debt with a beneficial conversion feature should be recognized as an adjustment of additional paid-in capital. Entities should apply the guidance in EITF No. 05-8 in the first interim or annual reporting period that begins after December 15, 2005. Its provisions should be applied retrospectively under the guidance in SFAS 154 to all convertible debt instruments with a beneficial conversion feature accounted for under the guidance in EITF No. 00-27 “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.’” We have applied the requirements of EITF No. 05-8 to all previously existing convertible debt instruments with a beneficial conversion feature and will apply the requirements of EITF No. 05-8 for all new convertible debt instruments with a beneficial conversion feature. The adoption of this pronouncement for new convertible debt instruments with a beneficial conversion feature did not have an impact on our consolidated financial position, results of operations or cash flows.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective for us as of the beginning of fiscal 2008, with earlier application encouraged. Any cumulative effect of the change in accounting principle will be recorded as an adjustment to the opening accumulated deficit balance. The adoption of this pronouncement is not expected to have an impact on our consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. SFAS 157 is effective for us as of the beginning of fiscal 2009, with earlier application encouraged. Any cumulative effect will be recorded as an adjustment to the opening accumulated deficit balance, or other appropriate component of equity. The adoption of this pronouncement is not expected to have an impact on our consolidated financial position, results of operations, or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulleting (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to reduce the diversity in practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. SAB 108 is effective for fiscal year 2007. The adoption of this pronouncement is not expected to have an impact on our consolidated financial position, results of operations, or cash flows.

In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”, which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance was applicable upon the initial adoption of SFAS 123(R). The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations, or cash flows.

ITEM 7. FINANCIAL STATEMENTS

The information called for by this Item 7 is included following the “Index to Financial Statements” contained in this Annual Report on Form 10-KSB.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or the intentional circumvention of the established process.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect these controls during the year ended October 31, 2006.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Management

Our executive officers and directors and their respective ages and positions are as follows:

Name	Age	Position

Brad Ketch	44	President, Chief Executive Officer, Secretary, Principal Financial Officer and Director
Ray Willenberg, Jr.	55	Chairman of the Board and Executive Vice President
David Wojcik	40	Senior Vice President
Jack L. Peckham	65	Director (1)
Thomas J. Cooper	57	Director (2)
“David” Boon Tiong Tan	50	Director

____________________

(1)	Audit Committee and Compensation Committee Member
(2)	Compensation Committee Member

The business experience, principal occupations and employment, as well as the periods of service, of each of our directors and executive officers during at least the last five years are set forth below.

Brad Ketch has served the Company in various roles since March 2002. In March 2002, Mr. Ketch became a consultant with us on our broadband technology and served in that capacity until July 2002, when he became our Chief Marketing Officer. He has served as our President and Chief Executive Officer, as well as a director, since December 2002. With over 19 years experience creating shareholder value through broadband telecommunications products and services, Mr. Ketch, from October 2001 to March 2002, served as CEO of Kentrox LLC, a manufacturer and marketer of data networking equipment. At Kentrox, Mr. Ketch was responsible for a company with 260 employees and $90 million in annual revenues. From January 2001 to October 2001 Mr. Ketch implemented strategic plans for telecom service providers and equipment manufacturers through his telecommunications consulting company, Brad Ketch & Associates, of which he was founder and President. From February 1999 to January 2001 he was Senior Vice President of Sales and Marketing for HyperEdge Corporation, a company he co-founded. HyperEdge acquired and integrated broadband access equipment manufacturers to further enable service providers to deliver broadband access to the “Last Mile.” From August 1997 through February 1999, Mr. Ketch implemented strategic business and technical plans for competitive local exchange carrier network access and created products targeted at the incumbent local exchange carrier market as a consultant to various telecommunications companies as a consultant with Brad Ketch & Associates. Prior to August 1997 he served in various capacities at Nortel, Advanced Fibre Communications and Cincinnati Bell. Mr. Ketch has a Bachelor of Arts degree in Economics from Wheaton College and an MBA from Northwestern University.

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

David Wojcik has been a member of the Company’s advisory board since March 2005, when he also joined the Company as a consultant. In September 2006, Mr. Wojcik joined the Company as our Vice President Sales and Business Development. He was hired to lead Rim Semi’s sales, marketing and business development activities on a global basis. With over seventeen years’ experience, including more than ten years in sales with telecommunications equipment leader Alcatel, Mr. Wojcik brings strong leadership and success in broadband communications equipment sales, business development and engineering.

An accomplished executive with broad expertise in sophisticated data technology, Mr. Wojcik achieved significant success leading large organizations as well as building and developing startup teams.  His efforts have resulted in the implementation of hundreds of millions of dollars in network solutions equipment and services during his career.  Mr. Wojcik has held many leadership positions including serving as vice president of sales for Alcatel from 2001 through early 2005, co-founder and executive of Neutral Tandem Inc. in 2000 until joining Alcatel, and as a member of the research and development staff at Tellabs.  Most recently, from the second quarter or 2005 until joining us in March 2006, he was Area Vice President of Sales at Telmar Network Technology (formerly Somera Communications). Mr. Wojcik holds a BS in Electrical Engineering from Southern Illinois University.

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

”David” Boon Tiong Tan has served as a member of the Board of Directors since September 2006. From 1996 until 2000, Dr. Tan served as the head of the Technology Development Department of SingTel, Asia’s leading telecommunications group, where he was responsible for the development of the DSL and ATM infrastructure. In 2000, he joined Mediacorp Singapore, where he managed its technology fund until 2002. From 2002 to 2004, he was an independent technology consultant. Since 2004, Dr. Tan headed the NUS Venture Support unit where he is responsible for the funding and incubation of over 30 technology start-ups from the National University of Singapore (NUS). Dr. Tan holds a Ph.D. from Cambridge University.

Committees of the Board of Directors

Our Board of Directors operates with the assistance of the Audit Committee and the Compensation Committee. Due to the small size of our Board, we do not presently maintain a formal nominating committee. The entire Board participates in the process of nominating candidates for the Board of Directors.

The function of the Audit Committee is to (i) make recommendations to the full Board of Directors with respect to appointment of the Company’s independent public accountants, and (ii) meet periodically with our independent public accountants to review the general scope of audit coverage, including consideration of internal accounting controls and financial reporting.

The Audit Committee held four meetings during the fiscal year ended October 31, 2006. Jack L. Peckham was appointed to the Audit Committee in 2005, and is presently the sole member of the committee. The Board of Directors has determined that Mr. Peckham is an “Audit Committee Financial Expert” for purposes of the SEC’s rules. The Board believes that Mr. Peckham meets the independence criteria set out in Rule 4200(a)(14) of the Marketplace Rules of the National Association of Securities Dealers and the rules and other requirements of the SEC.

The Compensation Committee sets compensation policy and administers the Company’s cash and equity incentive programs for the purpose of attracting and retaining skilled executives who will promote the Company’s business goals and build shareholder value. The committee is also responsible for reviewing and making recommendations to the Board regarding all forms of compensation to be provided to the Company’s named executive officers, including stock compensation and bonuses. The Compensation Committee met three times during the fiscal year ended October 31, 2006.

There are no compensation committee interlocks between the members of our Compensation Committee and any other entity. Jack L. Peckham and Thomas J. Cooper are the members of the Compensation Committee. Neither of the current members of the Compensation Committee is an officer or employee of ours, nor of any of our subsidiaries. Mr. Cooper served as our Chief Executive Officer from June to December 2002.

Board of Directors; Election of Officers

All directors are elected by a plurality vote at the annual meeting of the shareholders, and shall hold office until his successor is duly elected and qualified. Any vacancy occurring in the Board of Directors may be filled by the shareholders, the Board of Directors, or if the Directors remaining in office constitute less than a quorum of the Board of Directors, they may fill the vacancy by the affirmative vote of a majority of the Directors remaining in office. A director elected to fill a vacancy is elected for the unexpired term of his predecessor in office. Any directorship filled by reason of an increase in the number of directors shall expire at the next shareholders' meeting in which directors are elected, unless the vacancy is filled by the shareholders, in which case the term shall expire on the later of (i) the next meeting of the shareholders or (ii) the term designated for the director at the time of creation of the position being filled.

Our executive officers are elected by our board of directors. Each officer shall hold office until the earlier of: his death; resignation or removal from office; or the election and qualification of his successor.

Compensation of Directors

It is our policy to pay each outside director $2,000 for each meeting of our Board of Directors attended and for each committee meeting attended. We also reimburse our directors for reasonable expenses incurred in traveling to and from board or committee meetings.

In addition, we have granted stock options to the directors to compensate them for their services. During the fiscal year ended October 31, 2006, we issued options to purchase 1,200,000 and 1,000,000 shares of common stock valued at approximately $73,879 and $42,139 to Mr. Peckham and Mr. Cooper, respectively, to compensate them for their services as directors. Our directors are eligible to receive stock option grants under our 2000 Omnibus Securities Plan, our 2001 Stock Incentive Plan and our 2006 Stock Incentive Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2006, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements, except as described in this paragraph. Brad Ketch and Ray Willenberg, Jr. each filed a late Form 4, both reporting three transactions during fiscal 2006. Jack Peckham filed a late Form 4 reporting one transaction. Dave Tan and David Wojcik each filed a late Form 3 that occurred during fiscal 2006. Dr. Tan’s late Form 3 did not report any transactions; Mr. Wojcik’s late Form 3 reported three transactions. Lastly, the Company’s Controller, Ms. Jan Rautio-Beyer, filed a late Form 3 and a late Form 4. Mr. Rautio-Beyer’s Form 3 did not report any transactions and her late Form 4 reported one transaction during fiscal 2006.

Code of Ethics

We have adopted a code of ethics that applies to our chief executive officer, president, chief financial officer, controller and others performing similar executive and financial functions at the Company. This code of ethics is posted on our Website located at www.rimsemi.com. The code of ethics may be found as follows: From our main Web page, first click on “About Us” at the top of the page and then on “Investors”. Next, click on “Governance”. Finally, click on “Code of Ethics”. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our Website, at the address and location specified above.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation for each of the last three fiscal years awarded to, or earned by, our Chief Executive Officer and all other executive officers serving as such at the end of 2006 whose salary and bonus exceeded $100,000.00 for the year ended October 31, 2006, or who, as of October 31, 2006, was being paid a salary at a rate of at least $100,000.00 per year.

Summary Compensation Table

Name and Principal Position(s)	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options

Brad Ketch	2006	$250,000	$150,000	-	10,700,000
President and Chief Executive Officer	2005	$250,000	$70,000	$170,000(1)	7,000,000
(and Principal Financial Officer)	2004	$250,000(2)	-	$86,667(3)	-

Ray Willenberg, Jr.	2006	$188,000	$75,000	-	10,700,000
Chairman of the Board, Executive	2005	$84,896	$212,450(4)	$170,000(5)	7,000,000
Vice President	2004	$175,000(6)	$152,176	$176,667(7)	-

David Wojcik	2006	$149,625(8)	$40,000(9)	-	4,000,000(10)
Senior Vice President	2005	-	-	-	-
	2004	-	-	-	-
____________________
(1)	Represents the issuance to Mr. Ketch in April 2005 of 1,000,000 shares of common stock.
(2)	Includes $45,380 paid in 2005
(3)
Represents the issuance to Mr. Ketch in December 2003 of 40,000 shares of common stock in lieu of $10,000 of deferred payroll, and the issuance to Mr. Ketch in March 2004 of 333,333 shares of common stock valued at $76,333.

(4)	These amounts are accrued but unpaid.
(5)	Represents the issuance to Mr. Willenberg in April 2005 of 1,000,000 shares of common stock.
(6)	Includes $46,250 paid in 2005.
(7)
Represents the issuance to Mr. Willenberg in December 2003 of 400,000 shares of common stock in lieu of $100,000 of unpaid bonuses, and the issuance to Mr. Willenberg in March 2004 of 333,333 shares of common stock valued at $76,667.

(8)
Represents $37,500 of Mr. Wojcik’s salary from September 1, 2006 through October 31, 2006, as well as $112,125 in compensation paid from March 2006 through August 2006 when Mr. Wojcik served as a consultant to the Company.

(9)	This amount was accrued at October 31, 2006 and paid during fiscal year 2007.
(10)
Includes 3,500,000 stock options granted to Mr. Wojcik in connection with his employment agreement in September 2006 and 500,000 stock options granted to Mr. Wojcik in July 2006 while Mr. Wojcik was a consultant to the Company.

In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits has been omitted for the named executive officers because the aggregate amount of these perquisites and other personal benefits was less than the lesser of $50,000 or 10% of annual salary and bonuses for the named executive officers

Option Grants in the Last Fiscal Year

The following table sets forth information concerning individual grants of stock options made during the year ended October 31, 2006, to each of the named executive officers:

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date

Brad Ketch	10,700,000	38.0%	$0.027	1/10/2016

Ray Willenberg, Jr.	10,700,000	38.0%	$0.027	1/10/2016

David Wojcik	500,000	1.8%	$0.18	7/6/2016
	3,500,000	12.4%	$0.158	9/1/2016

Aggregate Options Exercised in 2006 and Year-End Option Values

The named executive officers did not exercise any stock options during the year ended October 31, 2006. The following table sets forth information as of October 31, 2006, concerning options held by the named executive officers.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End
	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Brad Ketch	-	-	10,700,000	-	$727,600	-

Ray Willenberg, Jr.	-	-	10,700,000	-	$727,600	-

David Wojcik	-	-	500,000	3,500,000	-	-

Employment Agreements with Executive Officers

Brad Ketch. On December 2, 2002, we entered into an employment agreement with Brad Ketch pursuant to which Mr. Ketch was retained as our Chief Executive Officer. The agreement had a three-year initial term and provided for Mr. Ketch to receive an initial base salary of $250,000, with an annual bonus to be paid at the discretion of the Board of Directors in either cash or stock. In December 2005 and December 2006, this agreement was automatically renewed for an additional one-year term. If Mr. Ketch is terminated without “cause” or leaves Rim Semiconductor for “good reason,” each as defined in his agreement, he will receive a severance payment equal to two years of his base salary on the date of termination. If he is terminated without cause or with good reason within one year after a “change of control,” as defined in his agreement, he will receive a severance payment equal to two years of his base salary and an amount equal to two times the amount of his last bonus received.

Ray Willenberg, Jr. We entered into an employment agreement with Mr. Willenberg, dated as of March 1, 2006, pursuant to which he continues to serve as our Executive Vice President. The agreement terminates on March 3, 2008 and provides for Mr. Willenberg to receive a base salary of $250,000 per year, subject to the earlier of (i) Mr. Willenberg’s death or Disability (as defined in the agreement); (ii) the termination of the agreement by either party without cause on written notice; or (iii) termination of the agreement by us for Cause (as defined in the agreement).

During Mr. Willenberg’s employment, the agreement provides for his nomination to our Board of Directors and, if elected, his appointment as chairman. Mr. Willenberg would resign from the Board upon the termination of his employment.

Under his employment agreement, we also granted Mr. Willenberg a right of first refusal to purchase our equity interest in Top Secret Productions, LLC in the case of a bona fide third-party offer to purchase that interest or our determination to offer that interest for sale at a specified price.

David Wojcik. On September 1, 2006, we entered into an employment agreement with David Wojcik pursuant to which Mr. Wojcik was retained to serve as our Senior Vice President - Sales and Business Development. The employment agreement provides for a base annual salary of $225,000. Mr. Wojcik is also eligible to receive quarterly bonuses of up to $40,000 per fiscal quarter, as determined by the Company’s compensation committee.

Mr. Wojcik is employed “at-will” by the Company, and accordingly may be terminated with or without reason or notice at any time. If Mr. Wojcik is terminated other than with good cause or leaves for good reason (each as defined in the Employment Agreement), the Company will pay a severance equal to twelve months base salary in effect on the date of Mr. Wojcik’s termination of employment. If Mr. Wojcik relocates to the Company’s headquarters in Portland, Oregon, the Company will provide him a relocation bonus of $100,000 and reimburse his expenses up to $25,000. If Mr. Wojcik does relocate to Portland, Oregon, he will sign a separate Relocation Agreement which will provide that he will repay the Company a prorated amount of his reimbursed costs should he leave employment with the Company within six months of his relocation.

In accordance with his employment agreement, the Company also granted Mr. Wojcik an option to purchase 3,500,000 shares (the “Option”) of the Company’s common stock, at an exercise price of $0.158 per share. The Option vests and becomes exercisable in 32 installments. The first two installments shall vest the Option with respect to 291,670 shares each on December 1, 2006 and March 1, 2007, respectively, and the remainder of the Option shall vest in thirty equal installments of 97,222 shares each on the first of each month commencing April 1, 2007. Once vested, the Option is exercisable through August 31, 2016, unless earlier terminated in accordance with the Stock Option Agreement.

Prior to accepting this position, Mr. Wojcik served as a consultant to the Company pursuant to a Consulting Agreement dated March 4, 2005. While a consultant, Mr. Wojcik was granted 37,500 shares of the Company’s common stock and options to purchase 500,000 shares of Company common stock at an exercise price of $0.18 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of the close of business on January 24, 2007, concerning shares of our common stock beneficially owned by (i) each director; (ii) each named executive officer; and (iii) by all directors and executive officers as a group. We are not aware of any persons beneficially owning more than 5% of our common stock.

In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and warrants within 60 days of January 24, 2007. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. We have calculated the percentages of shares beneficially owned based on 424,795,899 shares of common stock outstanding at January 24, 2007.

	Shares Beneficially Owned
Person or Group	Number	Percent(1)
Brad Ketch	12,411,283(2)	2.85%
Ray Willenberg, Jr.	14,520,743(3)	3.33%
David Wojcik	1,120,840(4)	*	%
Jack L. Peckham	1,344,432(5)	*	%
Thomas J. Cooper	1,882,258(6)	*	%
David Tan	139,130(7)	*	%

All executive officers and directors as a group (6 persons)	31,418,686	6.98%
___________________
*Less than 1%.

(1)
Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days.

(2)	Includes options to purchase 10,977,950 shares of common stock.
(3)	Includes options to purchase 10,839,130 shares of common stock.
(4)	Includes options to purchase 1,083,340 shares of common stock.
(5)	Includes options to purchase 1,044,432 shares of common stock.
(6)	Includes options to purchase 1,500,000 shares of common stock.
(7)	Includes options to purchase 139,130 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 7, 2006, we issued a convertible promissory note in the principal amount of $301,196.55 (the “New Note”) to Mr. Willenberg. The New Note replaced a promissory note in the principal amount of $383,910.72 dated March 25, 2005 (the “Old Note”), between the Company and Mr. Willenberg, which had a remaining balance due of $88,746.55. All of the amounts represented by the Old Note and the New Note represented amounts owed to Mr. Willenberg for deferred compensation. The principal amount of the New Note, with 8% interest, would have been due on the earlier of March 3, 2008 or the date on which Mr. Willenberg’s employment was terminated by the Company. The Company had the ability, at its option, to prepay the New Note without penalty. The New Note was convertible, at the option of Mr. Willenberg, into shares of our common stock at a conversion price per share equal to the closing price of the common stock on the Over-the-Counter Bulletin Board on the date of conversion. The Old Note was non-interest-bearing, convertible on the same terms as the New Note, and provided for monthly payments equal to at least the monthly base salary paid by us to our chief executive officer. In April 2006, we paid the New Note in full.

ITEM 13. EXHIBITS

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed with the Commission on April 24, 2006).

3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the period ended October 31, 2002, filed with the Commission on January 29, 2002).

4.1
Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-KSB for the period ended October 31, 2005, filed with the Commission on January 30, 2006 (the “2005 10-KSB”)).

4.2
Warrant, dated as of October 31, 2003 issued in favor of Melton Management Ltd. (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2003, filed with the Commission on January 29, 2004).

4.3
Form of Three Year Warrant issued to purchasers of the Company’s 7% Convertible Debentures (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form SB-2 (No. 333-112643) filed with the Commission on February 10, 2004).

4.5	Form of Common Stock Purchase Warrant issued to certain investors (incorporated by reference to Exhibit 4.2 of the June 1, 2005 8-K).

4.6
Form of 7% Senior Secured Convertible Debenture, Series 06-01C, of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed with the Commission on March 13, 2006 (the “March 13, 2006 8-K”).

4.7
Amendment to Class 2005-A, -B, and -C Common Stock Purchase Warrants, dated as of February 21, 2006, among the Company and the Warrant holders that are parties thereto (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed with the Commission on March 9, 2006).

10.1	2000 Omnibus Securities Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Commission on May 2, 2000). (1)

10.2	2001 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (No. 333-68716), filed with the Commission on August 30, 2001). (1)

10.3
Convertible Promissory Note dated October 10, 2001 by the Company in favor of Nellie Streeter Crane, Ltd. (incorporated by reference to Exhibit 10.18 of the Company’s Report on Form 10-K for the fiscal year ended October 31, 2001 (the “2001 10-K”), filed with the Commission on January 29, 2002).

10.4
Stock Option Agreement dated February 26, 2002, between the Company and Thomas J. Cooper (incorporated by reference to Exhibit 10.14 of the Company’s Report on Form 10-Q for the period ended January 31, 2002, filed with the Commission on March 18, 2002).

10.5
Convertible Promissory Note dated May 31, 2002, by the Company in favor of Robert E. Casey, Jr. (incorporated by reference to Exhibit 10.9 of the Company’s Report on Form 10-Q for the period ended July 31, 2002, filed with the Commission on September 16, 2002 (the “July 2002 10-Q”)).

10.6	Convertible Promissory Note dated June 12, 2002, by the Company in favor of Bonnie Davis (incorporated by reference to Exhibit 10.10 of the July 2002 10-Q).

10.7
Employment Agreement dated December 2, 2002, between the Company and Brad Ketch (incorporated by reference to Exhibit 10.59 of the Company’s Annual Report on Form 10-K for the period ended October 31, 2002, filed with the Commission on January 29, 2003 (the “2002 10-K”)). (1)

10.8	2003 Consultant Stock Plan (incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 10-Q for the period ended January 31, 2003, filed with the Commission on March 17, 2003).

10.9
Convertible Promissory Note dated February 10, 2003 by the Company in favor of James Warren (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the period ended April 30, 2003, filed with the Commission on June 16, 2003).

10.10
Convertible Promissory Note dated July 23, 2003 by the Company in favor of Johnnie R. Keith (incorporated by reference to Exhibit 10.5 of the Company’s Report on Form 10-Q for the period ended July 31, 2003, filed with the Commission on September 15, 2003).

10.11	Services Agreement dated as of March 31, 2004 between the Company and HelloSoft, Inc. (incorporated by reference to Exhibit 10.18 of the Company’s 2005 10-KSB).

10.12	First Amendment to the Services Agreement dated as of March 31, 2004 between the Company and HelloSoft, Inc. (incorporated by reference to Exhibit 10.20 of the Company’s 2005 10-KSB).

10.13
Amendment 1.0 to the Services Agreement dated as of October 11, 2004 between the Company and HelloSoft, Inc. (Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission) (incorporated by reference to Exhibit 10.21 of the Company’s 2005 10-KSB).

10.14
Amended and Restated Development and License Agreement dated as of November 29, 2004 between Adaptive Networks, Inc. and the Company. (Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission) (incorporated by reference to Exhibit 10.25 of the Company’s 2005 10-KSB).

10.15
Amended and Restated Right of First Refusal, Credit of Payments and Revenue Sharing Agreement dated as of November 29, 2004, among the Company, Adaptive Networks, Inc. and Certain Shareholders of Adaptive Networks, Inc. (incorporated by reference to Exhibit 10.26 of the Company’s 2005 10-KSB).

10.16
Lease Agreement dated as of March 2, 2005 between the Company and American Property Management (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 10-QSB for the period ended April 30, 2005, filed with the Commission on June 14, 2005 (the “April 2005 10-QSB”)).

10.17	Letter Agreement dated March 14, 2005 between Starburst Innovations, LLC and the Company (incorporated by reference to Exhibit 10.30 of the Company’s 2005 10-KSB).

10.18
Employment Agreement between the Company and Ray Willenberg, Jr. dated as of March 23, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-QSB for the period ended January 31, 2005, filed with the Commission on March 17, 2005 (the “January 2005 10-QSB”)). (1)

10.19	Convertible Promissory Note dated March 23, 2005, by the Company in favor of Ray Willenberg, Jr. (incorporated by reference to Exhibit 10.32 of the Company’s 2005 10-KSB). (1)

10.20	Exchange Agreement between the Company and Zaiq Technologies, Inc. dated as of April 6, 2005 (incorporated by reference to Exhibit 10.2 of the April 2005 10-QSB).

10.21	Promissory Note dated April 6, 2005, by the Company in favor of Zaiq Technologies, Inc. (incorporated by reference to Exhibit 4.1 of the April 2005 10-QSB).

10.22
Form of Securities Purchase Agreement dated as of May 26, 2005, among the Company and certain investors (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the Commission on June 1, 2005 (the “June 2005 8-K”)).

10.23	Form of Registration Rights Agreement dated as of May 26, 2005, among the Company and certain investors (incorporated by reference to Exhibit 10.2 of the June 2005 8-K).

10.24
Security Interest Agreement dated as of May 26, 2005 among the Company, certain specified investors, as secured parties, and Krieger and Prager, as agent for the secured parties (incorporated by reference to Exhibit 10.3 of the June 2005 8-K).

10.25	Consulting Agreement between the Company and Richard Hurn dated July 19, 2005 (incorporated by reference to Exhibit 10.38 of the Company’s 2005 10-KSB).

10.26
Amendment 2.0 to the Services Agreement dated as of July 26, 2005 between the Company and HelloSoft, Inc. (Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission) (incorporated by reference to Exhibit 10.39 of the Company’s 2005 10-KSB).

10.27
Amendment 3.0 to the Services Agreement dated as of November 3, 2005 between the Company and HelloSoft, Inc. (Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission) (incorporated by reference to Exhibit 10.40 of the Company’s 2005 10-KSB).

10.28	Letter Agreement dated as of December 16, 2005 between the Company and Zaiq Technologies, Inc. (incorporated by reference to Exhibit 10.41 of the Company’s 2005 10-KSB).

10.29
Bridge Loan Agreement between the Company and Double U Master Fund, L.P. dated January 24, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the Commission on January 30, 2006 (the “January 30, 2006 8-K”)).

10.30	Form of Note issued in connection with the Bridge Loan Agreement (incorporated by reference to Exhibit 10.2 of the Company’s January 30, 2006 8-K).

10.31	Form of Warrant issued in connection with the Bridge Loan Agreement (incorporated by reference to Exhibit 10.3 of the Company’s January 30, 2006 8-K).

10.32
Security Interest Agreement, dated as of January 24, 2006 among the Company, Double U Master Fund, L.P. (the “Secured Party”) and Krieger & Prager, LLP, as agent for the Secured Party (incorporated by reference to Exhibit 10.4 of the Company’s January 30, 2006 8-K).

10.33	Stock Option Agreement dated January 26, 2006 between the Company and Brad Ketch.* (1)

10.34	Stock Option Agreement dated January 26, 2006 between the Company and Ray Willenberg, Jr.* (1)

10.35	Stock Option Agreement dated January 26, 2006 between the Company and Walter Chen.*

10.36
License Agreement dated as of February 6, 2006 between the Company and HelloSoft, Inc. (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-QSB for the period ended January 31, 2006, filed with the Commission on April 17, 2006 (the “January 2006 10-QSB”) (Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission).

10.37	Stock Option Agreement dated February 16, 2006 between the Company and Davis Munck Butrus, P.C. (incorporated by reference to Exhibit 10.11 of the Company’s January 2006 10-QSB).

10.38	Stock Option Agreement dated February 16, 2006 between the Company and Jack Peckham (incorporated by reference to Exhibit 10.12 of the Company’s January 2006 10-QSB).

10.39	Stock Option Agreement dated February 16, 2006 between the Company and Thomas Cooper (incorporated by reference to Exhibit 10.13 of the Company’s January 2006 10-QSB).

10.40	Form of Securities Purchase Agreement, dated as of March 6, 2006, between the Company and the investors named therein (incorporated by reference to Exhibit 10.1 of the Company’s March 13, 2006 8-K).

10.41	Form of Warrant issued in connection with the Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 of the Company’s March 13, 2006 8-K).

10.42
Form of Security Interest Agreement, dated as of March 6, 2006, among the Company, the Secured Parties named therein, and Krieger & Prager, LLP, as agent for the Secured Parties (incorporated by reference to Exhibit 10.3 of the Company’s March 13, 2006 8-K).

10.43	Form of Registration Rights Agreement, dated as of March 6, 2006, between the Company and the investors named therein (incorporated by reference to Exhibit 10.4 of the Company’s March 13, 2006 8-K).

10.44	Placement Agency Agreement, dated as of March 3, 2006, between the Company and Pond Equities (incorporated by reference to Exhibit 10.5 of the Company’s March 13, 2006 8-K).

10.45
Employment Agreement between the Company and Ray Willenberg, Jr. dated as of March 1, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the Commission on March 15, 2006 (the “March 15, 2006 8-K”). (1)

10.46	Convertible Promissory Note dated March 7, 2006 in favor of Ray Willenberg, Jr. (incorporated by reference to Exhibit 10.2 of the March 15, 2006 8-K). (1)

10.47	Consulting Agreement between the Company and LF Technology Group, LLC dated March 7, 2006 (incorporated by reference to Exhibit 10.3 of the Company’s March 15, 2006 8-K).

10.48	Consulting Agreement between the Company and Starburst Innovations, LLC dated March 7, 2006 (incorporated by reference to Exhibit 10.4 of the Company’s March 15, 2006 8-K).

10.49	Consulting Agreement between the Company and Advisor Associates, Inc. dated March 8, 2006 (incorporated by reference to Exhibit 10.5 of the Company’s March 15, 2006 8-K).

10.50
First Amendment to Lease between the Company and American Property Management Corp. as agent for Weston Investment Co. LLC dated March 8, 2006 (incorporated by reference to Exhibit 10.15 of the Company’s Report on Form 10-QSB for the period ended April 30, 2006 as filed with the Commission on June 14, 2006).

10.51	Stock Option Agreement between the Company and Jack Peckham dated July 6, 2006.* (1)

10.52
Employment Agreement between the Company and David Wojcik dated September 1, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-QSB for the period ended July 31, 2006). (1)

10.53	Stock Option Agreement between the Company and David Wojcik dated August 31, 2006.*(1)

10.54	2006 Stock Incentive Plan.*

10.55	Master ASIC Services Agreement between the Company and eSilicon Corporation dated December 12, 2006.*

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company’s 2005 10-KSB).

23.1	Consent of Marcum & Kliegman LLP.*

31.1	Rule 13A - 14(A) / 15D - 14 (A) Certification.*

32.1	Section 1350 Certification.*
____________________

*Filed herewith.

(1)	Signifies a management agreement or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered for the Company by Marcum & Kliegman, LLP, the Company’s independent accountants, for the fiscal years ended October 31, 2006 and 2005 are set forth below.

	Fiscal Year Ended October 31, 2006	Fiscal Year Ended October 31, 2005
Audit Fees	$385,785	$278,199
Audit Related Fees	$0	$0
Tax Fees	$10,078	$11,510
All Other Fees	$8,270	$12,509
Total	$404,133	$302,218

Audit Fees were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-QSB, consents, and other assistance required to complete the year-end audit of the consolidated financial statements. Audit-Related Fees were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees. Tax Fees were for professional services related to tax compliance, tax authority audit support and tax planning. All Other Fees include any other fees charged by the Company’s auditors that are not otherwise specified.

The Audit Committee preapproves all audit and permissible non-audit services to be provided by the Company’s independent registered public accountants and the estimated fees for these services. None of the services provided by the independent registered public accountants that are described above were approved by the Audit Committee pursuant to a waiver of the preapproval requirements of the SEC’s rules and regulations.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: February 2, 2007	RIM SEMICONDUCTOR COMPANY

	By:	/s/ Brad Ketch
Brad Ketch
President and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Brad Ketch Brad Ketch	President, Chief Executive Officer and Director (PRINCIPAL EXECUTIVE OFFICER and PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)	February 2, 2007

/s/ Ray Willenberg, Jr. Ray Willenberg, Jr.	Chairman of the Board and Executive Vice President	February 2, 2007

/s/ Jack Peckham Jack Peckman	Director	February 2, 2007

/s/ Thomas J. Cooper Thomas J. Cooper	Director	February 2, 2007

/s/ Boon Tiong Tan Boon Tiong Tan	Director	February 2, 2007

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets At October 31, 2006 and 2005	F-2

Consolidated Statements of Operations for the Years Ended October 31, 2006 and 2005	F-3

Consolidated Statements of Stockholders’ (Deficiency) Equity for the Years Ended October 31, 2006 and 2005	F-4 to F-5

Consolidated Statements of Cash Flows for the Years Ended October 31, 2006 and 2005	F-6 to F-7

Notes to the Consolidated Financial Statements	F-8 to F-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Rim Semiconductor Company

We have audited the accompanying consolidated balance sheets of Rim Semiconductor Company and Subsidiaries (the “Company”) as of October 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ (deficiency) equity, and cash flows for the years ended October 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor are we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rim Semiconductor Company and Subsidiaries at October 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended October 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ MARCUM & KLIEGMAN LLP

New York, New York
February 1, 2007

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,
	2006	2005
ASSETS

Current Assets:
Cash and cash equivalents	$1,090,119	$373,481
Short-term investments	1,000,000	-
Other current assets	310,266	34,031

TOTAL CURRENT ASSETS	2,400,385	407,512

Property and equipment - net	64,546	9,922
Technology licenses and capitalized softwaredevelopment costs - net	6,250,496	5,751,000
Deferred financing costs - net	1,274,823	326,307
Other assets	22,144	10,224

TOTAL ASSETS	$10,012,394	$6,504,965

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY

Current Liabilities:
Convertible notes payable (net of debt discount of $0 and $20,875, respectively)	$478,000	$736,997
Convertible debentures (net of debt discount of $1,548 and $0, respectively)	73,452	-
Notes payable	-	1,834,073
Derivative liabilities - warrants and options	8,238,583	864,229
Accounts payable and accrued expenses	1,223,210	981,833

TOTAL CURRENT LIABILITIES	10,013,245	4,417,132

Long-term portion of convertible debentures (net of debt discount of $3,119,369 and $1,601,586, respectively)	1,479,195	339,125
Long-term portion of notes payable	-	108,134

TOTAL LIABILITIES	11,492,440	4,864,391

Commitments, Contingencies and Other matters

Stockholders’ (Deficiency) Equity:

Preferred stock - $0.01 par value; 15,000,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock - $0.001 par value; Authorized - 900,000,000 and 500,000,000 shares at October 31, 2006 and 2005, respectively; Issued - 356,399,782 and 184,901,320 shares at October 31, 2006 and 2005, respectively; Outstanding - 355,899,928 and 184,901,320 shares at October 31, 2006 and 2005, respectively	356,400	184,902
Treasury Stock, at cost - 499,854 and -0- shares of common stock at October 31, 2006 and 2005, respectively	(7,498)	-
Additional paid-in capital	75,215,263	61,359,999
Unearned compensation	(1,197,034)	(22,771)
Accumulated deficit	(75,847,177)	(59,881,556)

TOTAL STOCKHOLDERS’ (DEFICIENCY) EQUITY	(1,480,046)	1,640,574

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$10,012,394	$6,504,965

The accompanying notes are an integral part of these consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended October 31,
	2006	2005

REVENUES	$61,699	$39,866

OPERATING EXPENSES:
Cost of Sales	-	11,945
Impairment of film in distribution	-	1,009,777
Amortization of technology licenses and capitalized software development costs	777,026	-
Research and development expenses (including stock based compensation of $41,639 and $296,667, respectively)	325,124	366,306
Selling, general and administrative expenses (including stock based compensation of $1,862,547 and $1,131,874, respectively)	5,428,730	2,951,925

TOTAL OPERATING EXPENSES	6,530,880	4,339,953

OPERATING LOSS	(6,469,181)	(4,300,087)

OTHER EXPENSES (INCOME):
Interest income	(19,612)	-
Interest expense	10,823,102	3,027,147
Change in fair value of derivative liabilities	(1,958,907)	(2,233,004)
Amortization of deferred financing costs	1,586,386	602,182
Gain on sale of property and equipment	-	(20,000)
Gain on forgiveness of principal and interest on Zaiq Note	(1,169,820)	(797,333)
Gain on forgiveness of liabilities	-	(99,369)
Loss (gain) on extinguishment of debt	446,386	(55,814)
Other	(211,095)	(33,514)

TOTAL OTHER EXPENSES	9,496,440	390,295

NET LOSS	$(15,965,621)	$(4,690,382)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.05)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	301,858,638	$114,687,798

The accompanying notes are an integral part of these consolidated financial statements

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2006 AND 2005

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ (Deficiency) Equity
	Shares	Amount
Balance at November 1, 2004	84,781,959	$84,782	$55,031,976	$(164,500)	$(55,191,174)	$(238,916)

Issuance of common stock for cash	10,289,026	10,289	824,811	—	—	835,100
Issuance of common stock under consulting agreements	2,837,500	2,838	339,162	(342,000)	—	—
Issuance of common stock for services	5,073,015	5,073	309,594	(314,667)	—	—
Issuance of common stock to key employees and directors	2,750,000	2,750	449,750	(452,500)	—	—
Issuance of common stock for conversion of notes payable, convertible debentures, and accrued interest	72,763,232	72,763	2,636,193	—	—	2,708,956
Issuance of common stock for liquidated damages	803,331	804	97,646	—	—	98,450
Issuance of common stock for Below Market Issuance	529,311	529	(529)	—	—	—
Issuance of common stock in payment of accounts payable and accrued expenses	422,783	423	71,488	—	—	71,911
Issuance of common stock in exchange for surrender of convertible preferred stock	4,651,163	4,651	739,535	—	—	744,186
Stock options issued for professional services	—	—	165,869	(165,869)	—	—
Stock offering costs	—	—	(39,105)	—	—	(39,105)
Reclassification of conversion option liability	—	—	721,833	—	—	721,833
Warrants issued for professional services	—	—	11,776	(11,776)	—	—
Amortization of unearned compensation expense	—	—	—	1,428,541	—	1,428,541
Net loss	—	—	—	—	(4,690,382)	(4,690,382)

Balance at October 31, 2005	184,901,320	$184,902	$61,359,999	$(22,771)	$(59,881,556)	$1,640,574

The accompanying notes are an integral part of these consolidated financial statements

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2006 AND 2005

	Common Stock		Treasury Stock		Additional Paid-in	Unearned	Accumulated	Total Stockholders’ (Deficiency)
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity
Balance at October 31, 2005	184,901,320	$184,902	-	$-	$61,359,999	$(22,771)	$(59,881,556)	$1,640,574

Repurchase of common stock for cash	-	-	(499,854)	(7,498)	-	-	-	(7,498)
Issuance of common stock under service and consulting agreements	13,712,222	13,712	-	-	2,382,713	(2,396,425)	-	-
Issuance of common stock in purchase of assets from 1021 Technologies	500,000	500	-	-	77,500	-	-	78,000
Issuance of common stock for conversion of convertible debentures and accrued interest	122,075,460	122,075	-	-	3,374,090	-	-	3,496,165
Issuance of common stock for convertible notes payable and accrued interest	35,714	36	-	-	14,964	-	-	15,000
Issuance of common stock for notes payable and accrued interest	12,064,494	12,064	-	-	1,278,837	-	-	1,290,901
Issuance of common stock upon exercise of warrants and options	21,915,985	21,916	-	-	1,374,312	-	-	1,396,228
Issuance of common stock upon cashless exercise of warrants	1,194,587	1,195	-	-	183,608	-	-	184,803
Stock options granted to key employees and advisory board member	-	-	-	-	1,032,412	-	-	1,032,412
Reclassification of derivative liability upon exercise of warrants	-	-	-	-	2,758,046	-	-	2,758,046
Reclassification of conversion option liability	-	-	-	-	1,378,782	-	-	1,378,782
Amortization of unearned compensation expense	-	-	-	-	-	1,222,162	-	1,222,162
Net loss	-	-	-	-	-	-	(15,965,621)	(15,965,621)
Balance at October 31, 2006	356,399,782	$356,400	(499,854)	$(7,498)	$75,215,263	$(1,197,034)	$(75,847,177)	$(1,480,046)

The accompanying notes are an integral part of these consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended October 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(15,965,621)	$(4,690,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting fees and other compensatory elements of stock issuances	1,923,276	1,428,541
Change in fair value of derivative liabilities	(1,958,907)	(2,233,004)
Fair value of Investors’ warrants in excess of debt discount	5,608,156	—
Impairment of film in distribution	—	1,009,777
Gain on sale of property and equipment	—	(20,000)
Gain on exchange of Redeemable Series B Preferred Stock into common stock	-	(55,814)
Gain on conversion of accrued expenses into convertible notes payable	-	(33,514)
Gain on forgiveness of principal and interest on Zaiq note	(1,169,820)	(896,702)
Loss on exchange of notes payable into common stock	446,386	—
Amortization of deferred financing costs	1,586,386	602,182
Amortization of film in production costs	—	11,945
Amortization on debt discount on notes	4,681,544	2,692,581
Amortization of technology licenses and capitalized software development costs	777,026	—
Depreciation and amortization	5,242	25,112
Other non-cash expense (income)	7,519	—
Change in assets:
Other current assets	(276,234)	(26,047)
Other assets	(11,920)	(2,790)
Change in liabilities:
Accounts payable and accrued expenses	899,049	(224,084)

NET CASH USED IN OPERATING ACTIVITIES	(3,447,918)	(2,412,199)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of assets from 1021 Technologies	(150,000)	—
Acquisition and costs of capitalized software and development fees	(590,461)	—
Acquisition of property and equipment	(59,866)	(11,161)
Purchase of short-term investments	(1,000,000)	—

NET CASH USED IN INVESTING ACTIVITIES	(1,800,327)	(11,161)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	835,100
Proceeds from exercise of warrants	1,391,444	—
Purchase of treasury stock	(7,498)	—
Proceeds from convertible debentures	6,000,000	3,500,000
Proceeds from notes payable	750,000	300,000
Capitalized financing costs	(742,450)	(422,010)
Repayments of notes payable	(944,291)	(1,010,021)
Repayments of convertible notes payable	(482,322)	(534,039)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,964,883	2,669,030

INCREASE IN CASH AND CASH EQUIVALENTS	716,638	245,670

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	373,481	127,811

CASH AND CASH EQUIVALENTS - END OF YEAR	$1,090,119	$373,481

The accompanying notes are an integral part of these consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended October 31,
	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$6,650	$203,539

Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for conversion of convertible debentures, convertible note payable, notes payable and accrued interest	$4,802,066	$2,708,956

Common stock issued upon cashless exercise of warrants	$184,803	$—

Accounts payable and accrued expenses satisfied by issuance of common stock	$4,784	$71,911

Common stock issued for accrued liquidated damages	$—	$98,450

Accounts payable and accrued expenses converted to notes payable	$—	$55,251

Value recorded as debt discount relating to warrants issued to purchasers of convertible debentures	$3,428,571	$2,000,000

Value assigned to conversion option liability in connection with issuance of convertible debentures	$2,571,429	$1,500,000

Reclassification of conversion option liability to equity	$1,378,782	$721,833

Value assigned on issuance date to warrants issued to placement agent	$1,792,452	$319,066

Redeemable Series B Preferred Stock exchanged into notes payable	$—	$2,392,000

Redeemable Series B Preferred Stock (recorded at $800,000) exchanged into common stock	$—	$744,186

Deferred compensation converted to convertible note payable (see footnote 8 (4))	$212,450	$383,911

Common stock issued for consulting services (includes $430,875 of capitalized software development fees)	$2,396,426	$—

Issuance of common stock to purchase assets from 1021 Technologies	$78,000	$—

Reclassification of derivative liability to equity upon exercise of warrants	$2,758,046	$—

Stock options granted to key employees and advisory board member	$1,032,412	$—

The accompanying notes are an integral part of these consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND BUSINESS OPERATIONS

The consolidated financial statements include the accounts of Rim Semiconductor Company (formerly New Visual Corporation) (“Rim Semi”) and its wholly-owned operating subsidiary, NV Entertainment, Inc. (“NV Entertainment”) (collectively, the “Company”). Top Secret Productions, LLC is a 50% owned subsidiary of NV Entertainment. All significant intercompany balances and transactions have been eliminated. The Company consolidates its 50% owned subsidiary Top Secret Productions, LLC due to the Company’s control of management and financial matters of such entity, including all of the risk of loss.

Rim Semiconductor Company was incorporated under the laws of the State of Utah on December 5, 1985. In November of 1999, the Company began to focus its business activities on the development of new semiconductor technologies. Pursuant to such plan, in February of 2000, the Company acquired NV Technology, Inc. and commenced its technology business. The Company’s technology business has generated no revenues to date.

The Company operates in two business segments, the production of motion pictures, films and videos (Entertainment Segment) and development of new semiconductor technologies (Semiconductor Segment). The Company’s Entertainment Segment is dependent on future revenues from the Company’s film “Step Into Liquid” (“Film”). The Semiconductor Segment is dependent on the Company’s ability to successfully commercialize its developed technology.

Through its subsidiary NV Entertainment the Company has operating revenues for its Entertainment Segment, but may continue to report operating losses for this segment. The Semiconductor Segment will have no operating revenues until successful commercialization of its developed technology, but will continue to incur substantial operating expenses, capitalized costs and operating losses.

Liquidity Discussion

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its business plan. For the years ended October 31, 2006 and 2005 the Company incurred net losses of approximately $16 million and $4.7 million, respectively, and as of October 31, 2006 had a working capital deficiency of approximately $7.6 million. In addition, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities through at least October 31, 2007.

The Company funded its operations during 2006 and 2005 through sales of its common stock, proceeds from notes, convertible debentures and the exercise of warrants, resulting in net proceeds to the Company of approximately $8,141,000 and $4,635,000, respectively.

In January 2007, an institutional investor that has been a prior investor in the Company committed to purchase $6 million of convertible debentures upon the Company’s request as discussed in Note 16. Management believes that the net proceeds from this financing, together with the approximately $848,000 in cash and short-term investments (unaudited) at January 24, 2007, is sufficient to fund the planned expenditures for the fiscal year ended October 31, 2007.

Management of the Company is continuing its efforts to secure additional funds through equity and/or debt instruments for its operations. After October 31, 2007, the Company may require additional funds for its operations and to pay down its liabilities, as well as finance its expansion plans consistent with its business plan. However, there can be no assurance that the Company will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to the Company.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities in the consolidated financial statements and the accompanying notes. Significant estimates include impairment analysis for long-lived assets, the individual-film-forecast computation method, income taxes, litigation and valuation of derivative instruments. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts payable, accrued expenses, convertible notes payable, convertible debentures and notes payable approximate fair value because of their immediate or short-term nature. The fair value of long-term notes payable and convertible debentures approximates their carrying value because the stated rates of the debt either reflect recent market conditions or are variable in nature.

Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition. They include demand deposits and bank time deposits.

Short-Term Investments

Short-term investments at October 31, 2006 consisted of certificates of deposit aggregating $1,000,000, acquired June 2, 2006, and which matured on January 28, 2007. The certificates of deposit earn interest at 3.54% per annum.

Property and Equipment

Property and equipment procured in the normal course of business are stated at cost. Property and equipment purchased in connection with an acquisition is stated at its estimated fair value. Property and equipment is being depreciated on a straight-line method over the estimated useful lives of the assets, which generally range from two to seven years. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gains or losses are reflected in the Results of Operations. Leasehold improvements are being amortized over the shorter of the useful life or the remainder of the lease term. Maintenance and repair expenses are charged to operations as incurred.

Film in Distribution

Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP-00-2”) requires that film costs be capitalized and reported as a separate asset on the balance sheet. Film costs include all direct negative costs incurred in the production of a film, as well as allocations of production overhead and capitalized interest. Direct negative costs include cost of scenario, story, compensation of cast, directors, producers, writers, extras and staff, cost of set construction, wardrobe, accessories, sound synchronization, rental of facilities on location and post production costs. SOP-00-2 also requires that film costs be amortized and participation costs accrued, using the individual-film-forecast-computation method, which amortizes or accrues such costs in the same ratio that the current period actual revenue (numerator) bears to the estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year (denominator). The Company makes certain estimates and judgments of its future gross revenue to be received for each film based on information received by its distributors, historical results and management’s knowledge of the industry. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions. A change to the estimate of gross revenues for an individual film may result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period.

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

During July 2005, the Company performed its review, and it was determined that the unamortized Film costs exceeded the Film’s fair value. The conclusion was based upon information the Company received from the Film’s distributor relating to lower than expected sales. As a result of this review, the Company wrote-down the remaining carrying value attributed to the Film to $0. This resulted in an impairment of $1,009,777 which is included in the consolidated statement of operations for the year ended October 31, 2005.

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 employs an asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred income taxes of a change in tax rates is recognized in operations in the period that includes the enactment date.

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

The Company recognizes film revenue from the distribution of its feature film and related products when earned and reasonably estimable in accordance with SOP-00-2. The following conditions must be met in order to recognize revenue in accordance with SOP-00-2:

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

Under a rights Agreement with Lions Gate Entertainment (“LGE”) the domestic distributor for its Film entitled “Step Into Liquid,” the Company shares with LGE in the profits of the Film after LGE recovers its marketing, distribution and other predefined costs and fees. The agreement provides for the payment of minimum guaranteed license fees, usually payable on delivery of the respective completed film, that are subject to further increase based on the actual distribution results in the respective territory. Minimum guaranteed license fees totaled approximately $4,800 and $27,000 during the years ended October 31, 2006 and 2005, respectively and were recorded as revenue.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development

Research and development costs are charged to expense as incurred. Amounts allocated to acquired-in-process research and development costs, from business combinations, are charged to operations at the consummation of the acquisition.

Research and development expenses relate to the design and development of advanced transmission technology products. The Company outsources to independent third parties all of its design and development activities. Payments made to independent software developers under development agreements are capitalized to software development costs once technological feasibility is established or if the development costs have an alternative future use. Prior to establishing technological feasibility, software development costs are expensed to research and development costs and to cost of sales subsequent to confirmation of technological feasibility. Internal development costs are capitalized to software development costs once technological feasibility is established. Technological feasibility is evaluated on a product-by-product basis.

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

Redeemable Series B Preferred Stock

Redeemable Series B Preferred Stock, which includes characteristics of both liabilities and equity, was classified as a long-term liability in accordance with the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” In April 2005, the Redeemable Series B Preferred Stock was cancelled in exchange for the issuance of common stock and a promissory note. See Note 7 for further discussion.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments

In connection with the issuance of certain convertible debentures (see Note 9), the terms of the debentures included an embedded conversion feature which provided for a conversion of the debentures into shares of the Company’s common stock at a rate which was determined to be variable. The Company determined that the conversion feature was an embedded derivative instrument and that the conversion option was an embedded put option pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

The accounting treatment of derivative financial instruments requires that the Company record the conversion option and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debenture agreements, the Company was required to classify all other non-employee warrants and options as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income. The Company reassesses the classification at each balance sheet date. If the classification required under EITF Issue No. 00-19 changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.

The fair value of derivative financial instruments was estimated during the years ended October 31, 2006 and 2005 using the Black-Scholes model and the following range of assumptions:

	October 31, 2006	October 31, 2005
Estimated dividends	None	None

Expected volatility	92.9 - 158.8%	82.7 - 103.9%

Risk-free interest rate	4.6 - 5.0%	4.0 - 4.4%

Contractual term (years)	0.9 - 9.8	2.8 - 3.9

The expected volatility is based on a blend of the Company’s industry peer group and the Company’s historical volatility. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the related stock options and warrants. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of stock options and warrants represents the Company’s historical experience with regards to the exercise behavior of its option and warrant holders and the contractual term of the options and warrants.

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

The number of potentially dilutive securities excluded from computation of diluted loss per share was approximately 220,194,580 and 172,755,614, for the years ended October 31, 2006 and 2005, respectively (Note 12).

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

On November 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning on November 1, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company early adopted SFAS 123(R) using the modified prospective transition method, as of November 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements as of and for the year ended October 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in the Company’s consolidated statement of operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

The effect of the adoption of SFAS 123(R) on the Company’s fiscal year 2006 results was to increase the net loss by $919,251. There was no impact on basic and diluted net loss per common share.

SFAS 123(R) also requires that the cash retained as a result of the tax deductibility of the increase in the value of share-based arrangements be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. Prior to the adoption of SFAS 123(R), such amounts were required to be presented as a component of cash flows from operating activities. Due to the Company’s tax net operating loss position, the Company does not realize cash savings as a result of the tax deduction for stock-based compensation. Accordingly, the adoption SFAS 123(R) had no effect on the Company’s cash flows from operating or financing activities for the year ended October 31, 2006.

Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the year ended October 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to October 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

The Company has continued to attribute the value of stock-based compensation to expense on the straight-line single option method.

Stock-based compensation expense recognized under SFAS 123(R) related to employee stock options granted during the year ended October 31, 2006 was $672,194. Stock-based-compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 was $247,057 for the year ended October 31, 2006. Stock-based compensation expense recognized upon issuance of common stock to key employees and directors was $452,500 for the year ended October 31, 2005. Stock-based-compensation expense recognized for non-employees under other accounting standards was $984,935 and $976,041 for the years ended October 31, 2006 and 2005, respectively.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (continued)

As stock-based compensation expense recognized in the consolidated statement of operations for the year ended October 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro-forma information required under SFAS 123(R) for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Pro-Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

For the Year Ended October 31,
2005
Net loss, as reported	$(4,690,382)
Add: Stock-based employee compensation expense included in reported net loss	-
Less: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of income tax	(1,029,125)

Net loss, pro-forma	$(5,719,507)

Basic and Diluted Net Loss per Common Share:

As reported	$(0.04)

Pro-forma	$(0.05)

The weighted average fair value at date of grant for options granted during 2005 was $0.09 per share.

The fair value of options at date of grant during the year ended October 31, 2005 was estimated using the Black-Scholes model utilizing the following weighted average assumptions:

Expected volatility	79%
Risk-free interest rate	3.8%
Expected dividends	0.0%
Expected life	3 years

Impairment of Long-Lived Assets

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassification did not have any effect on reported net (losses) income for any periods presented.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impact of Recently Issued Accounting Standards

In June 2005, the Financial Accounting Standards Board (“FASB”) published SFAS No. 154, “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB No. 3” (“SFAS 154”). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will apply these requirements to any accounting changes after the implementation date. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2006, the FASB ratified EITF Issue No. 05-1, “Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer’s Exercise of a Call Option” (“EITF No. 05-1”), which indicates that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer’s exercise of a call option pursuant to the original terms of the instrument. EITF No. 05-1 became effective for annual or interim periods beginning after June 28, 2006. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

EITF No. 05-2 became effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

In September 2005, the FASB ratified EITF Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” (“EITF No. 05-7”), which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). EITF No. 05-7 became effective for the first interim or annual reporting period beginning after December 15, 2005. The Company adopted EITF No. 05-7 as of the beginning of the Company’s interim reporting period that began on February 1, 2006. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

In September 2005, the FASB ratified EITF Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (“EITF No. 05-8”), which addresses the treatment of convertible debt issued with a beneficial conversion feature as a temporary difference under the guidance in SFAS 109. In addition, deferred taxes recognized for a temporary difference of debt with a beneficial conversion feature should be recognized as an adjustment of additional paid-in capital. Entities should apply the guidance in EITF No. 05-8 in the first interim or annual reporting period that begins after December 15, 2005. Its provisions should be applied retrospectively under the guidance in SFAS 154 to all convertible debt instruments with a beneficial conversion feature accounted for under the guidance in EITF No. 00-27 “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.’” The Company has applied the requirements of EITF No. 05-8 to all previously existing convertible debt instruments with a beneficial conversion feature and will apply the requirements of EITF No. 05-8 for all new convertible debt

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impact of Recently Issued Accounting Standards (Continued)

instruments with a beneficial conversion feature. The adoption of this pronouncement for new convertible debt instruments with a beneficial conversion feature did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The requirements in SFAS 155 are effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective for the Company as of the beginning of fiscal 2008, with earlier application encouraged. Any cumulative effect of the change in accounting principle will be recorded as an adjustment to the opening accumulated deficit balance. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. SFAS 157 is effective for the Company as of the beginning of fiscal 2009, with earlier application encouraged. Any cumulative effect will be recorded as an adjustment to the opening accumulated deficit balance, or other appropriate component of equity. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulleting (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to reduce the diversity in practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. SAB 108 is effective for fiscal year 2007. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”, which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance was applicable upon the initial adoption of SFAS 123(R). The adoption of this pronouncement did not have an impact on the Company's consolidated financial position, results of operations, or cash flows.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	At October 31,
	2006	2005
Leasehold improvements	$44,778	$-
Furniture and fixtures	8,565	6,525
Office equipment	17,684	4,636
	71,027	11,161
Less: accumulated depreciation and amortization	6,481	1,239

Total	$64,546	$9,922

For the years ended October 31, 2006 and 2005, depreciation and amortization expense was $5,242 and $25,112, respectively.

NOTE 4 - TECHNOLOGY LICENSES AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Technology licenses and capitalized software development costs consist of the following:

	October 31,
	2006	2005
Balance at beginning of year	$5,751,000	$5,751,000
Purchased technology	228,000	-
Capitalized software development cost	1,048,522	-
	7,027,522	5,751,000
Accumulated amortization	(777,026)	-
Total	$6,250,496	$5,751,000

In September 2006, the Company purchased substantially all of the assets of 1021 Technologies, Inc. and 1021 Technologies KK. The assets purchased include the rights to nine patents, seven patent applications, a completed VDSL semiconductor, VDSL2 software and hardware technology components, and various computer equipment and related software. This asset acquisition consisted of a cash payment of $150,000 plus the issuance of 500,000 shares of restricted common stock valued at $78,000, for a total of $228,000, and has been recorded as an addition to technology license and capitalized software development costs.

As of October 31, 2006, the weighted average useful life of the Company’s capitalized software was approximately 6.5 years. The Company commenced amortization of technology licenses and capitalized software development costs during December 2005 when the Company made available to the market the Cupria Cu5001 semiconductor and recorded amortization expense of $777,026 and $0 during the years ended October 31, 2006 and 2005, respectively. The following table shows the estimated amortization expense for those assets for each of the five succeeding fiscal years.

For the year ending October 31,	Estimated Amortization Expense
2007	$1,063,892
2008	1,063,892
2009	1,063,892
2010	1,063,892
2011	1,063,892
Total	$5,319,460

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - TECHNOLOGY LICENSES AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS (CONTINUED)

No assurance can be given that products the Company releases based upon the licensed technology and capitalized software costs will receive market acceptance. If the Company determines in the future that the capitalized costs are not recoverable, the carrying amount of the technology license would be reduced, and such reduction could be material.

Technology Licenses

The Company has entered into two technology license agreements. Royalty payments, as a percentage of sales after obtaining certain revenue levels, if any, under each license would be reflected in our consolidated statements of operations as a component of cost of sales.

In April 2002, the Company entered into a development and license agreement with Adaptive Networks, Inc. (“Adaptive”), to acquire a worldwide, perpetual license to Adaptive’s technology, intellectual property and patent portfolio. The licensed technology provides the core technology for our semiconductor products. The Company has also jointly developed technology with Adaptive that enhances the licensed technology.

In consideration of the development services provided and the licenses granted to the Company by Adaptive, the Company paid Adaptive an aggregate of $5,751,000 between 2002 and 2004 consisting of cash and the assumption of certain Adaptive liabilities. In addition to the above payments, Adaptive is entitled to a percentage of any net sales of products sold by the Company and any license revenue received from the licensed and co-owned technologies less the first $5,000,000 that would otherwise be payable to them under this royalty arrangement.

In February 2006, the Company obtained a license to include HelloSoft, Inc.’s integrated VoIP software suite in the Cupria™ (formerly known as Embarq™) family of semiconductors (Note 14).

NOTE 5 - FILM IN DISTRIBUTION

In April 2000, the Company entered into a joint venture production agreement to produce a feature length film (“Step Into Liquid”) for theatrical distribution. The Company agreed to provide 100% of the funding for the production in the amount of up to $2,250,000 and, in exchange, received a 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to its initial investment of up to $2,250,000. As of October 31, 2006 the Company has funded a net of $2,335,101 for completion of the film. The film is currently in foreign and DVD distribution.

Based upon information received from the Company’s film distributor in January 2005, the Company recorded an impairment charge of $977,799 during the year ended October 31, 2004 which reduced the carrying value of its Film in distribution to $1,021,722. The impairment charge was due to higher than expected distribution costs and lower than expected average retail selling price for the DVD. In addition, based upon information received from the Company’s Film distributor in July 2005, which indicated that sales were lower than expected, the Company recorded an impairment charge of $1,009,777 during the year ended October 31, 2005 which reduced the carrying value of its Film in distribution to $0.

The Company recognized revenues of $61,699 and $39,866 for the years ended October 31, 2006 and 2005, respectively. The Company had no amortization costs for the year ended October 31, 2006, and $11,945 for the year ended October 31, 2005.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DEFERRED FINANCING COSTS

As of October 31, 2006, deferred financing costs consists of costs incurred and warrants issued in connection with the sale of $6,000,000 of 2006 Debentures, $3,500,000 of 2005 Debentures, $1,350,000 of 7% convertible debentures, and promissory notes:

Deferred financing costs	$3,541,818
Less: accumulated amortization	(2,266,995)

Deferred financing costs, net	$1,274,823

Costs incurred in connection with debt financings are capitalized as deferred financing costs and amortized over the term of the related debt. If any or all of the related debt is converted or repaid prior to its maturity date, a pro-rata share of the related deferred financing costs are written off and recorded as amortization expense in the period of the conversion or repayment in the consolidated statement of operations. For the years ended October 31, 2006 and 2005, amortization of deferred financing costs was $1,586,386 and $602,182, respectively.

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

The Exchange Agreement provides that, subject to certain exceptions, if the Company, at any time prior to the payment in full of the amount due under the promissory note, issues common stock or securities convertible into or exercisable for shares of common stock at a price below the fair market value of the common stock or such securities (a “Below Market Issuance”), then the Company will issue to Zaiq additional shares of common stock in an amount that is determined in accordance with a formula that takes into consideration both the number of shares of common stock or other securities issued and the total consideration received by the Company in the Below Market Issuance. During the year ended October 31, 2005, the Company issued 529,311 additional shares of common stock with an aggregate par value of $529 and a fair value of $18,504 to Zaiq as a result of Below Market Issuances.

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

On December 20, 2005, the Company paid Zaiq an aggregate of $129,789, out of an advance on the note payable that was subsequently signed in January 2006 (see Note 10), to purchase the Zaiq Note and 499,854 Zaiq Shares. The Zaiq Shares repurchased by the Company have been accounted for as treasury stock, carried at cost, and reflected as a reduction to stockholders’ equity. The remaining principal and accrued interest of $1,292,111 on the Zaiq Note has been canceled resulting in a gain of $1,169,820.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONVERTIBLE NOTES PAYABLE

The Company entered into several convertible promissory note agreements with various trusts and individuals to fund the operations of the Company. The Company agreed to pay the principal and an additional amount equal to 50% of the principal on all notes below, except for the two related party notes payable discussed below. Interest of approximately $358,000 has been accrued and is recorded in accounts payable and accrued expenses as of October 31, 2006.

The outstanding convertible notes are summarized in the table below:

	At October 31,
	2006	2005
Note payable (1)	$-	$97,000
Notes payable (nine notes) (2)	468,000	478,000
Notes payable, 9% interest, related party (3)	10,000	10,000
Note payable, related party (4)	-	172,872

TOTAL	478,000	757,872

Less: unamortized debt discount	-	(20,875)
	$478,000	$736,997
____________________
(1)
The note was issued in October 2001 in the amount of $250,000, and due only when receipts received by the Company from its Top Secret Productions, LLC joint venture exceed $375,000. The Company made payments of $97,000 and $43,000 during the years ended October 31, 2006 and 2005, respectively. As of October 31, 2006 the note had been paid in full.

(2)
The notes were issued during the period from March 2002 through July 2003, and due only when receipts received by the Company from its Top Secret Productions, LLC joint venture exceed $2,250,000. The notes and any accrued and unpaid interest may be converted at any time, in whole or in part, into shares of common stock at conversion prices per share ranging from $0.33 to $1.00. Principal of $10,000 and accrued interest of $5,000 was converted into 35,714 shares of common stock during the year ended October 31, 2006. Principal of $5,000 and accrued interest of $2,500 was converted into 17,857 shares of common stock during the year ended October 31, 2005.

(3)
The note was issued in July 2003, in the amount of $10,000, and due only when receipts received by the Company from its Top Secret Productions, LLC joint venture exceed $750,000. The note and any accrued and unpaid interest may be converted at any time, in whole or in part, into shares of common stock at a conversion price per share of $0.60.

(4)
In March 2005, the Company issued in favor of the Company’s executive vice president, a non-interest bearing convertible promissory note in the principal amount of $383,911. The convertible promissory note was issued in evidence of the Company’s obligation for deferred compensation. In accordance with APB 21, imputed interest (at an effective rate of 15%) was calculated to arrive at the fair value of the convertible promissory note. The difference between the face amount and the present value upon issuance of the convertible promissory note was shown as a discount that was amortized as interest expense over the life of the convertible promissory note. Amortization of debt discount on this note was $20,875 and $12,639 for the years ended October 31, 2006 and 2005, respectively. The Company made payments of $84,125 and $211,039 during the years ended October 31, 2006 and 2005, respectively. In March 2006, the remaining principal amount of this note and additional deferred compensation payable to the note holder of $212,450 were converted into a convertible promissory note with an aggregate principal amount of $301,197. The aggregate principal and accrued interest of $385,322 on this note was repaid in April 2006. The remaining unamortized debt discount on the March 2005 convertible promissory note of $15,583 was recorded as interest expense during the year ended October 31, 2006. The note had been paid in full as of October 31, 2006.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

For all the above convertible notes, the fair values of the conversion options as of October 31, 2006 and 2005 were nominal due to the conversion price being substantially out-of-the money.

NOTE 9 - CONVERTIBLE DEBENTURES

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

The Company received net proceeds of approximately $4.5 million from the 2006 Debentures, after the payment of offering related fees and expenses and after the repayment in full of bridge loans made in December 2005 and January 2006, in the aggregate amount of $810,000.

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

To secure the Company’s obligations under the 2006 Debentures, the Company has granted a security interest in substantially all of its assets, including without limitation, its intellectual property, in favor of the Investors. The security interest terminates upon the earlier of (i) the date on which less than one-fourth of the original principal amount of the 2006 Debentures issued on the Closing Date are outstanding or (ii) payment or satisfaction of all of the Company’s obligations under the related securities purchase agreement. Subsequent to October 31, 2006, condition (i) was met and therefore the security interest terminated.

The Company agreed to include the shares of common stock issuable upon conversion of the 2006 Debentures and exercise of the related warrants issued to investors and the placement agent in a registration statement filed by the Company with the Securities and Exchange Commission (the “SEC”). Since the registration statement was not declared effective by the SEC by June 23, 2006, the Company is obligated to pay liquidated damages to the holders of the 2006 Debentures. A registration statement covering the common stock issuable upon conversion of the 2006 Debentures and the related warrants issued to investors and the placement agent was declared effective by the SEC on August 16, 2006. As of October 31, 2006, accrued liquidated damages totaled $212,000. At their option, the holders of the 2006 Debentures are entitled to be paid such amount in cash or shares of restricted common stock at a per share rate equal to the effective conversion price of the 2006 Debentures.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

2006 Debentures (Continued)

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

The gross proceeds of $6,000,000 are recorded as a liability net of a debt discount of $6,000,000 consisting of an allocation of the fair values attributed to the Investors’ warrants and to the embedded conversion feature in accordance with EITF Issue No. 00-19. The debt discount consisted of a $3,428,571 value related to the Investors’ warrants and a value attributed to the embedded conversion feature of $2,571,429. The debt discount was first allocated to the embedded conversion feature based on its fair value. After reducing the gross proceeds by the value allocated to the embedded conversion feature, the remaining unallocated debt discount of $3,428,571 was allocated to the Investors’ warrants. The excess of the fair value of the Investors’ warrants above the debt discount allocated to the Investors’ warrants was $5,608,156 and was recorded as interest expense.

In accordance with SFAS No. 133 and EITF Issue No. 00-19, due to certain factors, including an uncapped liquidated damages provision in the registration rights agreement and an indeterminate amount of shares to be issued upon conversion of the 2006 Debentures, the Company separately values and accounts for the embedded conversion feature related to the 2006 Debentures, the Investors’ warrants, the placement agent’s warrants, and the registration rights as derivative liabilities.

During the year ended October 31, 2006, $1,407,000 of principal amount of 2006 Debentures plus accrued interest of $146,779 were converted into 17,068,023 shares of common stock.

As of October 31, 2006, the conversion option liability of $2,571,429 had been reduced to $1,968,429 as a result of conversions of the 2006 Debentures. Since the issuance of the 2006 Debentures, an aggregate of $603,000 has been recorded as a reclassification to stockholders’ equity.

A gain on the change in fair value of these derivative liabilities of $6,087,380 was recognized during the year ended October 31, 2006.

Included in interest expense for the year ended October 31, 2006 is $2,883,546 related to the amortization of the debt discount on these debentures.

The 2006 Debentures are summarized below as of October 31, 2006:

	Outstanding Principal Amount	Unamortized Debt Discount	Net Carrying Value
Long-term portion	$4,593,000	$3,116,454	$1,476,546

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

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

In connection with the issuance of the 2005 Debentures, the Company also issued to a placement agent warrants to purchase up to 5,656,108 shares of Common Stock (the “Compensation Warrants”) valued at $319,066 on the issuance date. This amount was recorded as a deferred financing cost and is being charged to interest expense over the term of the 2005 Debentures. Warrants to purchase up to 2,262,443 shares were exercisable through August 31, 2008, at a per share exercise price of $0.3094. Warrants to purchase up to 2,262,443 shares were exercisable through May 31, 2008, at a per share exercise price of $0.1547. Warrants to purchase up to 1,131,222 shares were exercisable through August 31, 2006, at a per share exercise price of $0.1547. All of the Compensation Warrants were exercised in February 2006 in connection with the Warrant Amendment discussed below.

On February 21, 2006, the Company and certain holders of Investor and Compensation Warrants entered into an amendment (the “Warrant Amendment”) to the terms of their warrants. Pursuant to the Warrant Amendment, the Company and certain holders of the Investor and Compensation Warrants agreed to temporarily reduce the exercise price of the Investor and Compensation Warrants to $0.05 per share from February 21, 2006 until March 10, 2006 (the “New Price Exercise Period”). The warrant holders that are parties to the Warrant Amendment were permitted, but not required to, exercise all or any portion of their Investor and Compensation Warrants at a per share price of $0.05 at any time during the New Price Exercise Period, but could not do so by means of a cashless exercise. This reduction in the exercise price of the Investor and Compensation Warrants expired on March 10, 2006. During the New Price Exercise Period, holders of the Investor and Compensation Warrants exercised warrants to purchase 11,370,624 shares of common stock at the reduced exercise price of $0.05 per share, resulting in gross proceeds to the Company of $568,531. The Company recorded a charge of $622,305 during the year ended October 31, 2006. Except as expressly provided in the Warrant Amendment, the terms and conditions of the Investor and Compensation Warrants and any related registration rights agreement shall be unchanged and remain in full force and effect. In addition, the warrant holders agreed to waive any claims arising out of or relating to the failure, if any, to have available registered Warrant Shares, as defined in the Investor and Compensation Warrants, prior to June 23, 2006.

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

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

2005 Debentures (continued)

Holders of the Investor Warrants are entitled to exercise those warrants on a cashless basis following the first anniversary of issuance if the Registration Statement is not in effect at the time of exercise.

The gross proceeds of $3,500,000 were recorded net of a debt discount of $3,500,000. The debt discount consisted of a $2,000,000 value related to the Investor Warrants and a $1,500,000 value related to the embedded conversion feature in accordance with SFAS No. 133 and EITF Issue No. 00-19. Due to certain factors, including an uncapped liquidated damages provision in the registration rights agreement and an indeterminate amount of shares to be issued upon conversion of the debentures, the Company separately values and accounts for the embedded conversion feature related to the 2005 Debentures, the Investor Warrants, the Compensation Warrants, and the registration rights as derivative liabilities. Accordingly, these derivative liabilities are measured at fair value with changes in fair value reported in earnings as long as they remain classified as liabilities. Due to various factors, including substantial conversions of the 2005 Debentures and the registration statement becoming effective on August 1, 2005, the value of the registration rights was deemed to be de minimus.

As of October 31, 2006, the conversion option liability of $1,500,000 was reduced to $2,385 as a result of conversions of the 2005 Debentures. $775,782 and $721,833 has been recorded as a reclassification to stockholders’ equity during the years ended October 31, 2006 and 2005, respectively. A loss on the change in fair value of the derivative liabilities of $1,980,345 was recognized during the year ended October 31, 2006. A gain on the change in fair value of the derivative liabilities of $2,233,004 was recognized during the year ended October 31, 2005.

To secure the Company’s obligations under the 2005 Debentures, the Company granted a security interest in substantially all of its assets, including without limitation, its intellectual property, in favor of the investors under the terms and conditions of a Security Interest Agreement dated as of the date of the 2005 Debentures. The security interest terminates upon the earlier of (i) the date on which less than one-third of the original principal amount of the 2005 Debentures issued on the closing date are outstanding or (ii) payment or satisfaction of all of the Company’s obligations under the loan agreement. In January 2006, condition (i) was met and therefore the security interest terminated.

As a result of obtaining the 2005 Debentures, 1,000,000 stock options granted to each of the Company’s chief executive officer and executive vice president in April 2005 became fully vested and non-forfeitable, as discussed in Note 12.

During the year ended October 31, 2006, $1,810,147 of principal amount of 2005 Debentures plus accrued interest of $73,265 were converted into shares of common stock.

During the year ended October 31, 2005, $1,684,289 of principal amount of 2005 Debentures plus accrued interest of $36,331 were converted into shares of common stock.

Included in interest expense for the years ended October 31, 2006 and 2005 is $1,551,054 and $1,946,031, respectively, related to the amortization of the debt discount related to these debentures.

The 2005 Debentures are summarized below as of October 31, 2006:

	Outstanding Principal Amount	Unamortized Debt Discount	Net Carrying Value
Long-term portion	$5,564	$2,915	$2,649

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

7% Debentures

In December 2003, April 2004 and May 2004, the Company completed a private placement to certain private and institutional investors of $1,350,000 in principal amount of its three-year 7% Convertible Debentures (the “7% Debentures”).

Under the agreements with the purchasers of the 7% Debentures issued in December 2003, the Company is obligated to pay to the Debenture holders liquidated damages associated with the late filing of the Registration Statement and the missed Registration Statement required effective date of March 30, 2004. Liquidated damages are equal to (x) 2% of the principal amount of all the Debentures during the first 30-day period following late filing or effectiveness and (y) 3% of the principal amount of all Debentures for each subsequent 30-day period (or part thereof). These liquidated damages aggregated to $160,000. Accrued liquidated damages as of October 31, 2006 and 2005 was $37,550. At their option, the Debenture holders are entitled to be paid such amount in cash or shares of Common Stock at a per share rate equal to the effective conversion price of the Debentures, which is currently $0.15. 803,331 shares of common stock valued at $98,450 were issued during the year ended October 31, 2005 as payment for liquidated damages.

During the year ended October 31, 2006, $50,000 of principal amount plus accrued interest of $8,974 were converted into shares of common stock.

During the year ended October 31, 2005, $907,500 of principal amount plus accrued interest of $73,336 were converted into shares of common stock.

Included in interest expense for the years ended October 31, 2006 and 2005, is $46,069 and $736,750, respectively, related to the amortization of the debt discount on these debentures.

The 7% Debentures are summarized below as of October 31, 2006:

	Outstanding Principal Amount	Uamortized Debt Discount	Net Carrying Value
Current	$75,000	$1,548	$73,452

The remaining 7% Debentures outstanding at October 31, 2006 were originally issued in May 2004 and are due and payable in May 2007.

NOTE 10 - NOTES PAYABLE

The Company has the following notes payable outstanding at October 31:

	2006	2005
Note payable (1)	$-	$256,886
Note payable, 10% interest, unsecured, due on demand with three days notice (2)	-	443,451
Note payable (3)	-	12,000
Note payable (4)	-	1,229,870

TOTAL	$-	$1,942,207

Less: current portion of notes payable	-	(1,834,073)

Long-term portion of notes payable	$-	$108,134
____________________

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - NOTES PAYABLE (CONTINUED)

(1)
In February 2006, the Company issued 5,304,253 shares of restricted common stock in exchange for the return and cancellation of the outstanding principal of $256,886 and interest of $114,412 on five, unsecured individual notes payable, each with identical terms and bearing 6% interest.  As the conversion rate of $0.07 was below the closing price of the common stock on the conversion date, a loss of $196,257 was recognized during the year ended October 31, 2006.

(2)
In June 2005, principal amount of $39,973 and interest of $110,027 was paid on an unsecured note payable bearing 10% interest from the proceeds of the private placement of the 2005 Debentures. In February 2006, the Company issued 6,760,241 shares of restricted common stock in exchange for the return and cancellation of the outstanding principal of $443,451 and interest of $29,766 on this note. As the conversion rate of $0.07 was below the closing price of the common stock on the conversion date, a loss of $250,129 was recognized during the year ended October 31, 2006.

(3)
On March 26, 2004, the Company entered into a loan agreement, pursuant to which the Company borrowed $12,000 from the lender. In April 2006, the outstanding principal of $12,000 and interest of $1,217 were repaid.

(4)
In April 2005, the Company issued a promissory note, in connection with the cancellation of the Redeemable Series B Preferred Stock, which bears interest at the rate of 7% per annum. In December 2005, the Company entered into an agreement to repay a portion of the outstanding principal and accrued interest on the promissory note with the remaining principal balance and accrued interest being forgiven. See Note 7 for further details.

In December 2005 and January 2006, the Company entered into loan agreements with a third party pursuant to which the Company borrowed $750,000 from the lender. An amount equal to 108% of the principal amount ($810,000) of the loans was due and payable on the earlier of May 25, 2006 or the date the Company effects a financing transaction or series of transactions resulting in gross proceeds to the Company of at least $2,000,000. The difference between the gross proceeds and amount due at maturity is shown as a discount was amortized as interest expense over the life of the loans. The Company issued to the lender warrants to purchase 7,500,000 shares of its Common Stock at an exercise price of $0.10 per share. The fair value of the warrants was $120,000 and was shown as a debt discount and amortized as interest expense over the life of the loans. In connection with the loans, the Company granted a security interest in all of its assets. The Company received net proceeds of $672,470 following the payment of due diligence fees and transaction fees and transaction related fees and expenses. These transaction related fees were recorded as deferred financing costs.

In March 2006, 108% of the principal amount ($810,000) was repaid and the security interest was released. All unamortized debt discount and deferred financing costs were written off in connection with the repayment of the loan.

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of October 31:

	2006	2005
Accrued officers compensation, bonuses and payroll	$259,945	$215,450
Professional fees	147,333	5,718
Interest payable	486,141	611,863
Accrued liquidated damages	249,550	37,550
Consulting fees	9,394	63,414
Miscellaneous	70,847	47,838
	$1,223,210	$981,833

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS’ (DEFICIENCY) EQUITY

Common Stock

In April 2006, the Company amended its articles of incorporation and increased the authorized number of shares of common stock from 500,000,000 to 900,000,000 shares.

During the year ended October 31, 2006, the Company:

•	issued 122,075,460 shares of common stock for conversion of convertible debentures with a principal amount of $3,267,147 and accrued interest of $229,018;

•	repurchased 499,854 shares of common stock for $7,498 from Zaiq;

•	issued 35,714 shares of common stock for conversion of convertible notes payable with a principal amount of $10,000 and accrued interest of $5,000;

•	issued 12,064,494 shares of common stock valued at $1,290,901 in exchange for the return and cancellation of notes payable with a principal amount of $700,337 and accrued interest of $144,178;

•	issued 21,765,985 shares of common stock upon exercise of warrants resulting in gross proceeds of $1,391,444;

•	issued 1,194,587 shares of common stock upon cashless exercise of warrants valued at $184,803;

•	issued 150,000 shares of common stock upon exercise of stock options in satisfaction of accrued expenses of $4,784;

•	issued 500,000 shares of common stock valued at $78,000 in connection with the purchase of substantially all of the assets of 1021 Technologies, Inc.; and

•	issued 13,712,222 shares of restricted common stock to consultants for services valued at $2,396,425.

During the year ended October 31, 2005, the Company:

•	issued 10,289,026 shares of common stock to various investors for cash proceeds of $835,100;

•	issued 2,837,500 shares of common stock for consulting services valued at $342,000;

•	issued 5,073,015 shares of common stock for various services valued at $314,667;

•	issued 2,750,000 shares of common stock to key employees and directors valued at $452,500;

•	issued 72,763,232 shares of common stock for converted promissory notes, debentures and accrued interest valued at $2,708,956;

•	issued 803,331 shares of common stock as penalty for delayed filing/effectiveness of a registration statement valued at $98,450;

•	issued 529,311 shares of common stock in connection with a Below Market Issuance (See Note 7);

•	issued 422,783 shares of common stock in payment of accounts payable and accrued expenses in the amount of $71,911; and

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS’ (DEFICIENCY) EQUITY (CONTINUED)

Common Stock (continued)

•
issued 4,651,163 shares of common stock with a fair value of $744,186 in exchange for the surrender of Redeemable Series B Preferred Stock valued at $800,000. The Company recognized a gain of $55,814 on the transaction (See Note 7).

Stock Option Plans

During 2000, the Board of Directors and the stockholders of the Company approved the 2000 Omnibus Securities Plan (the “2000 Plan”), which provides for the granting of incentive and non-statutory options and restricted stock for up to 2,500,000 shares of common stock to officers, employees, directors and consultants of the Company.

During August 2001, the Board of Directors of the Company approved the 2001 Stock Incentive Plan (the “2001 Plan” and together with the 2000 Plan, the “Plans”), which provides for the granting of incentive and non-statutory options, restricted stock, dividend equivalent rights and stock appreciation rights for up to 2,500,000 shares of common stock to officers, employees, directors and consultants of the Company. The stockholders of the Company ratified the 2000 Plan in May 2000, and the 2001 Plan in July 2002.

In January 2003, the Board of Directors of the Company approved the 2003 Consultant Stock Plan (“Consultant Plan”), which provides for the issuance of up to 6,000,000 non-qualified stock options or stock awards to consultants to the Company. Directors, officers and employees are not eligible to participate in the Consultant Plan. As of October 31, 2006, 3,200,000 shares of common stock and options to purchase 700,000 shares of common stock have been issued under the Consultant Plan.

The weighted-average estimated fair value of stock options granted during the year ended October 31, 2006 was $0.05 per share using the Black-Scholes model with the following assumptions:

Expected volatility	140%
Risk-free interest rate	4.5%
Expected dividends	0.0%
Expected life	10 years

The expected volatility is based on a blend of the Company’s industry peer group and the Company’s historical volatility. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the related stock options and warrants. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of stock options and warrants represents the Company’s historical experience with regards to the exercise behavior of its option and warrant holders and the contractual term of the options and warrants.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS’ (DEFICIENCY) EQUITY (CONTINUED)

Stock Option Plans (Continued)

A summary of the Company’s stock option activity and related information is as follows:

	Under the Plans	Weighted Average Exercise Price	Aggregate Intrinsic Value	Outside the Plans	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of November 1, 2004	2,178,750	$1.25		3,991,250	$2.11
Options granted:

Under the Plans	-	-		-	-
Outside the Plans	-	-		15,000,000	$0.17
Options expired/cancelled:

Under the Plans	(1,185,000)	$1.48		-	-
Outside the Plans	-	-		(3,091,250)	$1.92
Options exercised:

Under the Plans	-	-		-	-
Outside the Plans	-	-		-	-

Outstanding as of October 31, 2005	993,750	$0.97		15,900,000	$0.25
Options granted:

Under the Plans	3,225,000	$0.15		-	-
Outside the Plans	-	-		30,100,000	$0.04
Options expired/cancelled:

Under the Plans	(325,000)	$1.86		-	-
Outside the Plans	-	-		(14,300,000)	$0.24
Options exercised:

Under the Plans	-	-		-	-
Outside the Plans	-	-		(150,000)	$0.03

Outstanding as of October 31, 2006	3,893,750	$0.22	$1,500	31,550,000	$0.06	$1,766,135

Exercisable as of October 31, 2006	1,325,091	$0.36	$333	27,866,667	$0.04	$1,766,135

The intrinsic value of options exercised during the year ended October 31, 2006, was $10,365. During the year ended October 31, 2006, upon the exercise of options to purchase 150,000 shares of common stock, the Company reclassified the fair value of the exercised options of $14,670 from derivative liabilities to stockholders’ equity.

The weighted-average remaining contractual term of stock options outstanding under the plans as of October 31, 2006 was 9 years. The weighted-average remaining contractual term of stock options outstanding outside the plans as of October 31, 2006 was 9 years.

The weighted-average remaining contractual term of stock options currently exercisable under the plans as of October 31, 2006 was 7.5 years. The weighted-average remaining contractual term of stock options currently exercisable outside the plans as of October 31, 2006 was 8.9 years.

As of October 31, 2006, total compensation cost related to nonvested stock options not yet recognized was $908,677, which is expected to be recognized through October 2009 over a weighted-average period of approximately 2.8 years.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS’ (DEFICIENCY) EQUITY (CONTINUED)

Stock Option Plans (continued)

The total fair value of options vested during the years ended October 31, 2006 and 2005 was $1,115,645 and $241,018, respectively.

Options Granted

In April 2005, the Company issued to each of its Chief Executive Officer and Executive Vice President, 1,000,000 shares of common stock, and performance-based options to purchase 7,000,000 shares of restricted common stock at an exercise price of $0.17, which was equal to the closing price of the common stock on the Over-the-Counter Bulletin Board on the date of grant. Options to purchase 2,000,000 shares of restricted common stock vested upon the Company’s consummation of the sale of the 2005 Debentures in May 2005 and options to purchase 12,000,000 shares of restricted common stock vested in December 2005 upon the Company’s release of a version of its semiconductor technologies. In January 2006, all of these options were canceled.

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
Options to purchase 100,000 shares of common stock under the Plans were granted to an employee. These options were valued at $16,887 and have a 10-year term, exercise price of $0.08 per share, and vest over a three year period.

During the three months ended July 31, 2006, the following options were granted:

(i)
Options to purchase 600,000 shares of common stock, 400,000 of which were under the Plans, were granted to employees and a director. These options were valued at $95,200 and have a 10-year term, an exercise price of $0.18 per share, and vest over a three year period; and

(ii)
Options to purchase 500,000 shares of common stock under the Consultant Plan were granted to a consultant. These options were valued at $79,333 and have a 10-year term, an exercise price of $0.18 per share, and vest over a two year period.

During the three months ended October 31, 2006, the following options were granted:

(i)
Options to purchase 400,000 shares of common stock, 200,000 of which were under the Plans and 200,000 of which were under the Consultant Plan, were granted to employees. These options were valued at $88,600 and have a 10-year term, an exercise price of $0.224 per share, and vest over a three year period;

(ii)
Options to purchase 3,500,000 shares of common stock were granted to the Senior Executive Vice President. These options were valued at $518,772 and have a 10-year term, an exercise price of $0.158 per share, and vest over a three year period; and

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS’ (DEFICIENCY) EQUITY (CONTINUED)

Options Granted (continued)

(iii) Options to purchase 1,825,000 shares of common stock under the Plans were granted to employees. These options were valued at $218,057 and have a 10-year term, an exercise price of $0.131 per share, and vest over a three year period.

Warrants

As of October 31, 2006, the Company had outstanding warrants to purchase shares of common stock as follows:

GRANT DATE	NUMBER OF SHARES	EXERCISE PRICE ($)	EXPIRATION DATE

October 31, 2003	600,000	0.15	September 30, 2007(1)
December 31, 2003	7,333,333	0.25	December 31, 2008
January 11, 2004	100,000	0.15	January 11, 2009
April 20, 2004	666,666	0.25	April 30, 2009(2)
April 20, 2004	66,667	0.15	April 30, 2009(2)
May 7, 2004	1,666,666	0.25	May 31, 2009(2)
May 7, 2004	166,667	0.15	May 31, 2009(2)
October 1, 2004	120,000	0.25	October 1, 2007
May 26, 2005	18,470,945	0.3094	August 31, 2008
June 23, 2005	200,000	0.12	June 23, 2008
March 10, 2006	78,051,104	0.15	August 31, 2009
March 10, 2006	7,095,556	0.1693	August 31, 2009

Exercisable as of October 31, 2006	114,537,604	$0.12 to $0.3094	September 30, 2007 to August 31, 2009

(1)     In September 2006, the expiration date was extended until September 30, 2007, which resulted in an additional expense of $19,090 that was charged to operating expenses.
(2)     Under certain conditions the Company may accelerate the expiration date.

Warrants Granted

On May 26, 2005, the Company issued warrants to purchase 22,624,430 shares of its common stock at an exercise price of $0.3094 in connection with the placement of the 2005 Debentures. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes model is approximately $0.06 per share or $1,362,324.

On May 26, 2005, the Company issued warrants to purchase 11,312,220 shares of its common stock at an exercise price of $0.1547 in connection with the placement of the 2005 Debentures. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes model is approximately $0.06 per share or $637,676.

On May 26, 2005, the Company granted warrants to purchase 2,262,443 shares of its common stock at an exercise price of $0.3094 to the placement agent in connection with the placement of the 2005 Debentures. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes model is $0.06 per share or $130,710. All of these warrants were exercised in February 2006.

On May 26, 2005, the Company granted warrants to purchase 2,262,443 shares of its common stock at an exercise price of $0.1547 to the placement agent in connection with the placement of the 2005 Debentures. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes model is $0.06 per share or $130,710. All of these warrants were exercised in February 2006.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS’ (DEFICIENCY) EQUITY (CONTINUED)

Warrants Granted (Continued)

On May 26, 2005, the Company granted warrants to purchase 1,131,222 shares of its common stock at an exercise price of $0.1547 to the placement agent in connection with the placement of the 2005 Debentures. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes model is $0.05 per share or $57,646. All of these warrants were exercised in February 2006.

On June 23, 2005, the Company granted warrants to purchase 200,000 shares of its common stock at an exercise price of $0.12 in connection with consulting services performed for the Company. The fair value of the stock warrants estimated on the date of grant using the Black-Scholes model is $0.06 per share or $11,776.

In January 2006, the Company granted warrants to purchase 7,500,000 shares of its common stock at an exercise price of $0.10 per share to a lender in connection with a loan agreement (see Note 10). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes model is $0.016 per share or $120,000. All of these warrants were exercised in August 2006.

In March 2006, the Company granted warrants to purchase 70,955,548 shares of its common stock at an exercise price of $0.15 per share to the Investors in the 2006 Debentures (see Note 9). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes model is $0.127 per share or $9,036,727.

In March 2006, the Company also granted warrants to purchase 7,095,556 shares of its common stock at an exercise price of $0.1693 per share to the placement agent in connection with the 2006 Debentures (see Note 9). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes model is $0.125 per share or $888,779.

In March 2006, the Company granted additional warrants to purchase 7,095,556 shares of its common stock at an exercise price of $0.15 per share to the placement agent in connection with the 2006 Debentures (see Note 9). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes model is $0.127 per share or $903,673.

Warrants Expired

Warrants to purchase 3,587,062 and 800,000 shares of common stock expired during the years ended October 31, 2006 and 2005, respectively.

Warrants Exercised

Warrants to purchase 25,334,751 shares of common stock were exercised during the year ended October 31, 2006. 3,568,766 of these exercises were on a cashless basis. No warrants were exercised during the year ended October 31, 2005.

During the year ended October 31, 2006, upon the exercise of warrants to purchase an aggregate of 25,334,751 shares of common stock, the Company reclassified the fair value of the exercised warrants of $2,758,046 from derivative liabilities to stockholders’ equity.

Net Loss Per Share

Securities that could potentially dilute basic earnings per share (EPS), in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS’ (DEFICIENCY) EQUITY (CONTINUED)

Net Loss Per Share (Continued)

Warrants to purchase common stock	114,537,604
2006 Debentures and accrued interest (1)	67,840,468
Options to purchase common stock	35,443,750
Convertible notes payable and accrued interest	1,633,170
7% Debentures and accrued interest	604,191
2005 Debentures and accrued interest (2)	135,397
Total as of October 31, 2006	220,194,580

____________________
(1)     Based on a twenty day volume weighted average common stock price discounted by 30% at October 31, 2006 of $0.0693.
(2)     Based on a five day volume weighted average common stock price discounted by 30% at October 31, 2006 of $0.0682.

Substantial issuances after October 31, 2006 through January 24, 2007:

Options granted to purchase common stock	4,350,000

Common stock issued in connection with services agreement	3,736,991

Common stock issued in connection with conversion of debentures	56,394,444

Common stock issued in payment of liquidated damages	464,535

Common stock issued in connection with exercise of stock options	300,000

Common stock issued to consultants	8,000,000

NOTE 13 - INCOME TAXES

As of October 31, 2006, the Company had approximately $50,014,000 of net operating loss carry forwards for income tax purposes, which expire as follows:

Year	Net OperatingLoss
2011	$1,583,000
2012	4,714,000
2018	4,472,000
2019	1,698,000
2020	4,759,000
2021	9,503,000
2022	10,230,000
2023	4,143,000
2024	2,245,000
2025	2,621,000
2026	4,046,000
$50,014,000

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME TAXES (CONTINUED)

At October 31, 2006 and 2005, the Company has a deferred tax asset of approximately $20,590,000 and $19,877,000, respectively, representing the benefits of its net operating loss and certain expenses not currently deductible for tax purposes, principally related to the granting of stock options and warrants and the difference in tax basis of certain intangible assets. The Company’s deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the Federal statutory tax rate of 34% and the Company’s effective Federal tax rate of 0% is due to the increase (decrease) in the valuation allowance of $713,000 (2006) and $(2,227,000) (2005). The Company’s ability to utilize its carry forwards may be subject to any annual limitation in future periods, pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

A reconciliation between the statutory federal income tax rate (34%) and the Company’s effective rate for the years ended October 31, 2006 and 2005 is as follows:

	2006	2005
Federal statutory rate	34.0%	34.0%
State income tax rate, net of federal benefit	6.6%	6.6%
Permanent differences	(29.3)%	-
Valuation allowance	(11.3)%	(40.6)%
Effective rate	0.0%	0.0%

NOTE 14 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

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

On July 26, 2005, the Company signed an Amendment that defined and priced Phases II and III of the technology development program at $445,000 on Phase II and $350,000 on Phase III. Half of Phase II, or $222,500, was paid to HelloSoft on July 26, 2005, in the form of restricted common stock issued at a discount of 25% to the closing price of the Company’s common stock on that date, and the remaining $222,500 is payable in cash upon completion of certain stages of Phase II. The restricted common stock issued to HelloSoft was valued at $296,667 and recorded as research and development expense. Of the remaining $222,500, $62,500 was accrued as of October 31, 2005 and paid during the three months ended January 31, 2006 and a further $100,000 was paid in May 2006.

HelloSoft commenced the Phase III development stage during the Company’s second fiscal quarter 2006. On July 31, 2006, the Company paid HelloSoft $75,000 in cash and issued $175,000 of restricted common stock at a discount of 25% to the closing price of the Company’s common stock on that date. The restricted common stock issued to HelloSoft was valued at $233,333. The Company paid the remaining $100,000 cash payable in relation to Phase III in January 2007.

In July 2006 and August 2006, the Company and HelloSoft, entered into further amendments to the Original Agreement. Pursuant to these amendments, on July 31, 2006, the Company issued $25,000 of restricted common stock at a discount of 25% to the closing price of the Company’s common stock on that date. The restricted common stock issued to HelloSoft was valued at $33,334, and capitalized. In addition, the Company issued to HelloSoft 1,087,470 shares of common stock valued at $164,208 as compensation for past development services. HelloSoft has completed all committed work under the Original Agreement and all subsequent amendments and has been fully paid.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

Research and Development Agreement (Continued)

On February 6, 2006, the Company entered into a technology license agreement with HelloSoft. Under the agreement, the Company has obtained a license to include HelloSoft’s integrated VoIP software suite in the Company’s Cupria™ family of semiconductors. In exchange for this license, the Company paid HelloSoft a license fee and has agreed to pay certain royalties based on its sales of products including the licensed technology.

Leases

The Company’s future minimum lease payments required under operating leases with a term greater than one year are as follows:

Years ending October 31:

2007	$182,844
2008	188,927
2009	143,575
2010	-
2011	-
Total	$515,346

Rent expense for the years ended October 31, 2006 and 2005 was $80,588 and $39,747, respectively.

Concentration of Credit Risk

The Company maintains cash balances in two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company’s balances may exceed these limits. As of October 31, 2006 and 2005, uninsured cash balances were approximately $1,988,947 and $303,682, respectively. The Company believes it is not exposed to any significant credit risk for cash.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SEGMENT INFORMATION

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Semiconductor Business	Entertainment Business	Unallocable	Totals

For the Year Ended October 31, 2006:
Net Sales - Domestic	$-	$9,757	$-	$9,757
Net Sales - Foreign	$-	$51,942	$-	$51,942
Operating (Loss) Income	$(6,506,583)	$37,402	$-	$(6,469,181)
Depreciation and amortization	$782,268	$-	$-	$782,268
Total Identifiable Assets	$7,900,131	$-	$2,112,263	$10,012,394
For the Year Ended October 31, 2005:
Net Sales - Domestic	$-	$29,066	$-	$29,066
Net Sales - Foreign	$-	$10,800	$-	$10,800
Operating Loss	$(7,032)	$(1,014,451)	$(3,278,604)	$(4,300,087)
Depreciation and amortization	$7,032	$18,080	$-	$25,112
Total Identifiable Assets	$6,087,229	$-	$417,736	$6,504,965

NOTE 16 - SUBSEQUENT EVENTS

eSilicon Transaction

On December 12, 2006, the Company entered into a three-year Master ASIC Services Agreement with eSilicon Corporation (“eSilicon”) (the “MSA”), pursuant to which eSilicon agreed to provide physical design and manufacturing services to the Company in exchange for cash and unregistered shares of the Company’s common stock. In connection with the MSA and related orders by the Company and pursuant to a Stock Purchase Agreement between the Company and eSilicon, the Company issued to eSilicon 3,736,991 shares of restricted common stock for $395,000 of non-recurring engineering services to be provided by eSilicon related to the application-specific standard part (“ASSP”) version of the Cupria™ Cu5001. Additional cash payments will be made by the Company to eSilicon for other services as such services are performed.

Equity Transactions

In November 2006:

(i)	13,936,199 shares of common stock were issued upon conversion of 2006 Debentures with a principal amount of $932,750 and interest of $25,485; and

(ii)
Options to purchase 4,250,000 shares of common stock were granted to one director and three executive employees under the 2006 Stock Incentive Plan discussed below. These options were valued at $386,427 and have a ten year term, an exercise price of $0.096 per share, and vest over a period of approximately three years through October 2009.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SUBSEQUENT EVENTS (CONTINUED)

Equity Transactions (Continued)

In December 2006:

(i)	42,212,058 shares of common stock were issued upon conversion of 2005 and 2006 Debentures with a principal amount of $2,999,534 and interest of $90,266;

(ii)	3,736,991 shares of restricted common stock were issued for $395,000 of non-recurring engineering services (as described above); and

(iii)	300,000 shares of common stock were issued upon exercise of stock options resulting in gross proceeds of $9,570.

In January 2007:

(i)
Options to purchase 100,000 shares of common stock were granted to an employee. These options were valued at $11,344 and have a ten year term, an exercise price of $0.12 per share, and vest over a period of approximately three years through January 2010;

(ii)	464,535 shares of restricted common stock were issued to 2006 Debenture holders in satisfaction of $68,547 in liquidated damages accrued at October 31, 2006;

(iii)	8,000,000 shares of restricted common stock valued at $1,007,000 were issued to three consultants; and

(iv)	246,187 shares of common stock valued at $21,197 were issued to four holders of 2006 Debentures in payment of interest on the 2006 Debentures.

2006 Stock Incentive Plan

In November 2006, the Company’s Board of Directors approved the Company’s 2006 Stock Incentive Plan, which authorizes the issuance of up to 30,000,000 incentive stock options, non-qualified stock options or stock awards to directors, officers, employees and certain consultants to the Company.

Financing Commitment

In January 2007, an institutional investor that has been a prior investor in the Company committed to purchase $6 million of 7% Senior Secured Convertible Debentures from the Company upon request at any time after March 1, 2007. As of the date of this report, the Company has not made such a request.