Form 10QSB
period 2007-01-31
Rim Semiconductor CO
filed 2007-03-14
CIK 1026595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

COMMISSION FILE NUMBER 000-21785

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

The number of shares of the issuer’s Common Stock, par value $.001 per share, outstanding as of March 14, 2007, was 425,095,898.

Transitional Small Business Disclosure Format (Check one)	Yes ☐ No ☒

FORM 10-QSB

RIM SEMICONDUCTOR COMPANY

JANUARY 31, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

January 31, 2007

ASSETS

Current Assets:
Cash and cash equivalents	$186,805
Short-term investments	500,000
Other current assets	75,113
TOTAL CURRENT ASSETS	761,918

Property and equipment - net	129,787
Technology licenses and capitalized software development costs - net	6,368,162
Deferred financing costs - net	150,137
Other assets	19,644
TOTAL ASSETS	$7,429,648

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Convertible notes payable	$478,000
Convertible debentures (net of debt discount of $790)	74,210
Derivative liabilities - warrants and options	8,020,443
Accounts payable and accrued expenses	1,025,474
TOTAL CURRENT LIABILITIES	9,598,127

Long-term portion of convertible debentures (net of debt discount of $367,754)	298,526
TOTAL LIABILITIES	9,896,653

Commitments, Contingencies and Other matters

Stockholders’ Deficiency:

Preferred stock - $0.01 par value; Authorized - 15,000,000 shares; Issued - 0 shares; Outstanding - 0 shares	-
Common stock - $0.001 par value; Authorized - 900,000,000 shares; Issued - 425,595,752 shares; Outstanding - 425,095,898 shares	425,596
Treasury Stock, at cost - 499,854 shares	(7,498)
Additional paid-in capital	82,572,538
Unearned compensation	(1,819,980)
Accumulated deficit	(83,637,661)
TOTAL STOCKHOLDERS’ DEFICIENCY	(2,467,005)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$7,429,648

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended January 31,
	2007	2006

REVENUES	$-	$40,176

OPERATING EXPENSES:
Amortization of technology licenses and capitalized software development costs	260,303	102,696
Research and development expenses (including stock based compensation of $420,410 and $5,044 respectively)	647,674	85,044
Selling, general and administrative expenses (including stock based compensation of $469,409 and $333,958, respectively)	1,447,216	807,071

TOTAL OPERATING EXPENSES	2,355,193	994,811

OPERATING LOSS	(2,355,193)	(954,635)

OTHER EXPENSES (INCOME):
Interest income	(14,543)	-
Interest expense	2,786,501	1,244,956
Change in fair value of derivative liabilities	1,538,647	24,138
Amortization of deferred financing costs	1,124,686	243,967
Gain on forgiveness of principal and interest on Zaiq Note	-	(1,169,820)

TOTAL OTHER EXPENSES	5,435,291	343,241

NET LOSS	$(7,790,484)	$(1,297,876)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	395,822,642	229,136,730

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For The Three Months Ended January 31, 2007
(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Deficiency

Balance at November 1, 2006	356,399,782	$356,400	(499,854)	$(7,498)	$75,215,263	$(1,197,034)	$(75,847,177)	$(1,480,046)
Issuance of common stock under service and consulting agreements	11,736,991	11,737	-	-	1,390,263	(1,402,000)	-	-
Issuance of common stock for conversion of convertible debentures and accrued interest	56,394,444	56,394	-	-	4,012,838	-	-	4,069,232
Issuance of common stock in satisfaction of liquidated damages	464,535	465	-	-	68,082	-	-	68,547
Issuance of common stock upon exercise of stock options for the settlement of vendor payables	600,000	600	-	-	18,540	-	-	19,140
Stock based compensation expense recognized for the granting and vesting of options to employees and advisory board members	-	-	-	-	110,765	-	-	110,765
Reclassification of derivative liability upon exercise of options	-	-	-	-	71,521	-	-	71,521
Reclassification of conversion option liability	-	-	-	-	1,685,266	-	-	1,685,266
Amortization of unearned compensation expense	-	-	-	-	-	779,054	-	779,054
Net Loss	-	-	-	-	-	-	(7,790,484)	(7,790,484)
Balance at January 31, 2007	425,595,752	$425,596	(499,854)	$(7,498)	$82,572,538	$(1,819,980)	$(83,637,661)	$(2,467,005)

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended January 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,790,484)	$(1,297,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting fees and other compensatory elements of stock issuances	889,819	339,002
Derivative loss	1,538,647	24,138
Loss on disposal of property and equipment	614	-
Gain on forgiveness of principal and interest on Zaiq Note	-	(1,169,820)
Amortization of deferred financing costs	1,124,686	243,967
Amortization of debt discount on notes	2,752,373	1,193,195
Amortization of technology license and capitalized software development fees	260,303	102,696
Depreciation	3,802	619
Change in assets
Other current assets	35,153	1,573
Other assets	2,500	2,582
Change in liabilities
Accounts payable and accrued expenses	26,899	92,877
NET CASH USED IN OPERATING ACTIVITIES	(1,155,688)	(467,047)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of trademark rights	200,000	-
Proceeds from maturity of short-term investments	500,000	-
Acquisition and costs of capitalized software and development fees	(377,969)	-
Acquisition of property and equipment	(69,657)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	252,374	-

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	-	(7,498)
Proceeds from notes payable	-	750,000
Capitalized financing costs	-	(82,500)
Repayments of notes payable	-	(122,291)
Repayments of convertible notes payable	-	(88,292)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	449,419

DECREASE IN CASH AND CASH EQUIVALENTS	(903,314)	(17,628)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,090,119	373,481

CASH AND CASH EQUIVALENTS - END OF PERIOD	$186,805	$355,853

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended January 31,
	2007	2006

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$25,000	$-

Non-Cash Investing and Financing Activities:

Common stock issued for conversion of convertible debentures, notes payable and accrued interest	$4,069,232	$1,380,501

Issuance of common stock upon exercise of stock options for the settlement of vendor payables	$19,140	$-

Common stock issued for accrued liquidated damages	$68,547	$-

Reclassification of derivative liability to equity upon exercise of options	$71,521	$-

Reclassification of conversion option liability to equity	$1,685,266	$681,733

Value assigned to warrants issued in connection with notes payable	$-	$120,000

Common stock issued for consulting services	$1,402,000	$-

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND BUSINESS OPERATIONS

The condensed consolidated financial statements include the accounts of Rim Semiconductor Company (“Rim Semi”) and its wholly-owned operating subsidiary, NV Entertainment, Inc. (“NV Entertainment”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated. The Company consolidates its 50% owned subsidiary Top Secret Productions, LLC due to the Company’s control of management and financial matters of such entity, including all of the risk of loss. Top Secret Productions, LLC is a 50% owned subsidiary of NV Entertainment.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the financial statements and notes related thereto included in the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2006.

These results for the three months ended January 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Through its subsidiary NV Entertainment the Company has had operating revenues for its Entertainment Segment, but may continue to report operating losses for this segment. The Semiconductor Segment will have no operating revenues until successful commercialization of its developed technology, but will continue to incur substantial operating expenses, capitalized costs and operating losses.

Liquidity Discussion

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its business plan. For the three months ended January 31, 2007 and 2006, the Company incurred net losses of approximately $7.8 million and $1.3 million, respectively, and as of January 31, 2007 has a working capital deficiency of approximately $8.8 million. In addition, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities through at least January 31, 2008.

In January 2007, an institutional investor that had previously invested in the Company committed to purchase $6 million of convertible debentures upon the Company’s request. Management believes that the net proceeds from this financing, together with the approximately $687,000 in cash and short-term investments as of January 31, 2007, is sufficient to fund the planned expenditures through at least January 31, 2008.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND BUSINESS OPERATIONS (CONTINUED)

Liquidity Discussion (Continued)

Management of the Company is continuing its efforts to secure additional funds through equity and/or debt instruments to fund ongoing operations. After January 31, 2008, the Company may require additional funds for its operations and to pay down its liabilities, as well as finance its expansion plans consistent with its business plan. However, there can be no assurance that the Company will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The preparation of the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities in the condensed consolidated financial statements and the accompanying notes. Significant estimates include impairment analysis for long-lived assets, the individual-film-forecast computation method, income taxes, litigation and valuation of derivative instruments. Actual results could differ from those estimates.

Short-Term Investments

Short-term investments as of January 31, 2007 consisted of a certificate of deposit in the amount of $500,000, acquired June 2, 2006, and which matured on February 28, 2007. The certificate of deposit earned interest at the rate of 3.54% per annum.

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

The Company recognizes film revenue from the distribution of its feature film and related products when earned and reasonably estimable in accordance with Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”). The following conditions must be met in order to recognize revenue in accordance with SOP 00-2:

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

Research and development expenses relate to the design and development of advanced transmission technology products. In the past, the Company has outsourced its design and development activities to independent third parties, although it is not currently doing so. Internal development costs and payments made to independent software developers under development agreements are capitalized to software development costs once technological feasibility is established or if the development costs have an alternative future use. Prior to establishing technological feasibility, development costs and payments made are expensed to research and development costs. Technological feasibility is evaluated on a product-by-product basis.

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

Derivative Financial Instruments

In connection with the issuance of certain convertible debentures (see Note 8), the terms of the debentures included an embedded conversion feature which provided for a conversion of the debentures into shares of the Company’s common stock at a rate which was determined to be variable. The Company determined that the conversion feature was an embedded derivative instrument and that the conversion option was an embedded put option pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments (Continued)

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

The fair value of derivative financial instruments was estimated during the three months ended January 31, 2007 and 2006 using the Black-Scholes model and the following range of assumptions:

	January 31, 2007	January 31, 2006
Expected dividends	None	None

Expected volatility	79.7 - 136.9%	95.3 - 135.1%

Risk-free interest rate	4.8 - 5.2%	4.3 - 4.6%

Contractual term (years)	0.7 - 9.5	0.6 - 2.6

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

For the three months ended January 31, 2007 and 2006, no effect has been given to outstanding options, warrants, convertible notes payable, or convertible debentures in the diluted computation, as their effect would be anti-dilutive.

Stock-Based Compensation

The Company reports stock based compensation under accounting guidance provided by SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, based on estimated fair values.

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

SFAS 123(R) also requires that the cash retained as a result of the tax deductibility of the increase in the value of share-based arrangements be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. Prior to the adoption of SFAS 123(R), such amounts were required to be presented as a component of cash flows from operating activities. Due to the Company’s tax net operating loss position, the Company does not realize cash savings as a result of the tax deduction for stock-based compensation. Accordingly, the adoption SFAS 123(R) had no effect on the Company’s cash flows from operating or financing activities for the three months ended January 31, 2007.

The Company has continued to attribute the value of stock-based compensation to expense on the straight-line single option method.

Stock-based compensation expense recognized under SFAS 123(R) related to employee stock options was $110,765 and $69,037 for the three months ended January 31, 2007 and 2006, respectively. Stock-based-compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 was $247,057 for the three months ended January 31, 2006.

Stock-based compensation expense recognized for non-employees under other accounting standards was $384,054 and $22,908 for the three months ended January 31, 2007 and 2006, respectively.

As stock-based compensation expense recognized in the consolidated statement of operations for the three months ended January 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassification did not have any effect on reported net (losses) income for any periods presented.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impact of Recently Issued Accounting Standards

In June 2005, the Financial Accounting Standards Board (“FASB”) published SFAS No. 154, “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB No. 3” (“SFAS 154”). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 as of November 1, 2006. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The requirements in SFAS 155 are effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS 155 as of November 1, 2006. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The Interpretation is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. The Company is in the process of evaluating the impact of the application of the Interpretation to its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. SFAS 157 is effective for the Company as of the beginning of fiscal year 2009, with earlier application encouraged. Any cumulative effect will be recorded as an adjustment to the opening accumulated deficit balance, or other appropriate component of equity. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulleting (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to reduce the diversity in practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. SAB 108 is effective for fiscal year 2007. The Company adopted SAB 108 as of November 1, 2006. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impact of Recently Issued Accounting Standards (Continued)

SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for the Company as of the beginning of fiscal year 2009. The Company has not yet determined the impact SFAS 159 may have on its consolidated financial position, results of operations, or cash flows.

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements.

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

At January 31, 2007
Leasehold improvements	$95,721
Furniture and fixtures	13,388
Office equipment	29,535
138,644
Accumulated depreciation and amortization	(8,857)
Total	$129,787

For the three months ended January 31, 2007 and 2006, depreciation and amortization expense was $3,802 and $619, respectively.

NOTE 4 - TECHNOLOGY LICENSES AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Technology licenses and capitalized software development costs consist of the following:

January 31, 2007
Technology licenses	$5,751,000
Purchased technology	228,000
Capitalized software development cost	1,426,491
7,405,491
Accumulated amortization	(1,037,329)
Total	$6,368,162

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - TECHNOLOGY LICENSES AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS (CONTINUED)

As of January 31, 2007, the weighted average useful life of the Company’s capitalized software was approximately 6.5 years. The Company commenced amortization of technology licenses and capitalized software development costs during December 2005 when the Company made available to the market the Cupria Cu5001 semiconductor and recorded amortization expense of $260,303 and $102,696 during the three months ended January 31, 2007 and 2006, respectively.

No assurance can be given that products the Company releases based upon the licensed technology and capitalized software costs will receive market acceptance. If the Company determines in the future that the capitalized costs are not recoverable, the carrying amount of the technology license would be reduced, and such reduction could be material.

NOTE 5 - FILM IN DISTRIBUTION

The Company recognized revenues of $0 and $40,176 for the three months ended January 31, 2007 and 2006, respectively.

NOTE 6 - DEFERRED FINANCING COSTS

As of January 31, 2007, deferred financing costs consists of costs incurred and warrants issued in connection with the sale of $6,000,000 of 2006 Debentures, $3,500,000 of 2005 Debentures, $1,350,000 of 7% convertible debentures, and promissory notes:

Deferred financing costs	$3,541,818
Less: accumulated amortization	(3,391,681)

Deferred financing costs, net	$150,137

Costs incurred in connection with debt financings are capitalized as deferred financing costs and amortized over the term of the related debt. If any or all of the related debt is converted or repaid prior to its maturity date, a pro-rata share of the related deferred financing costs are written off and recorded as amortization expense in the period of the conversion or repayment in the consolidated statement of operations. For the three months ended January 31, 2007 and 2006, amortization of deferred financing costs was $1,124,686 and $243,967, respectively.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

The Company entered into several convertible promissory note agreements with various trusts and individuals to fund the operations of the Company. The Company agreed to pay the principal and an additional amount equal to 50% of the principal on all notes in (1) below. Interest of $236,740 related to these convertible promissory notes and $97,000 related to a convertible promissory note that was previously repaid, for an aggregate of $333,740, has been accrued and is recorded in accounts payable and accrued expenses as of January 31, 2007.

The outstanding convertible notes are summarized in the table below:

At January 31, 2007

Notes payable (nine notes) (1)	$468,000
Notes payable, 9% interest, related party (2)	10,000

Total	$478,000

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

(1)
The notes were issued during the period from March 2002 through July 2003, and are due only when receipts received by the Company from its Top Secret Productions, LLC joint venture exceed $2,250,000. The notes and any accrued and unpaid interest may be converted at any time, in whole or in part, into shares of common stock at conversion prices per share ranging from $0.33 to $1.00.

(2)
The note was issued in July 2003, in the amount of $10,000, and due only when receipts received by the Company from its Top Secret Productions, LLC joint venture exceed $750,000. The note and any accrued and unpaid interest may be converted at any time, in whole or in part, into shares of common stock at a conversion price per share of $0.60.

For all the above convertible notes, the fair values of the conversion options as of January 31, 2007 were nominal due to the conversion price being substantially out-of-the money.

NOTE 8 - CONVERTIBLE DEBENTURES

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

To secure the Company’s obligations under the 2006 Debentures, the Company has granted a security interest in substantially all of its assets, including without limitation, its intellectual property, in favor of the Investors. The security interest terminates upon the earlier of (i) the date on which less than one-fourth of the original principal amount of the 2006 Debentures issued on the Closing Date are outstanding or (ii) payment or satisfaction of all of the Company’s obligations under the related securities purchase agreement. During the three months ended January 31, 2007, condition (i) was met and therefore the security interest terminated.

The Company agreed to include the shares of common stock issuable upon conversion of the 2006 Debentures and exercise of the related warrants issued to investors and the placement agent in a registration statement filed by the Company with the Securities and Exchange Commission (the “SEC”). Since the registration statement was not declared effective by the SEC by June 23, 2006, the Company is obligated to pay liquidated damages to the holders of the 2006 Debentures. A registration statement covering the common stock issuable upon conversion of the 2006 Debentures and the related warrants issued to investors and the placement agent was declared effective by the SEC on August 16, 2006. These liquidated damages aggregated $212,000. At their option, the holders of the 2006 Debentures are entitled to be paid such amount in cash or shares of restricted common stock at a per share rate equal to the effective conversion price of the 2006 Debentures at the time the liquidated damages became due. During the three months ended January 31, 2007, 464,535 shares of common stock valued at $68,547 were issued as payment for liquidated damages. Accrued liquidated damages as of January 31, 2007 was $143,453.

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

The gross proceeds of $6,000,000 was recorded as a liability net of a debt discount of $6,000,000 consisting of an allocation of the fair values attributed to the Investors’ warrants and to the embedded conversion feature in accordance with EITF Issue No. 00-19. The debt discount consisted of a $3,428,571 value related to the Investors’ warrants and a value attributed to the embedded conversion feature of $2,571,429. The debt discount was first allocated to the embedded conversion feature based on its fair value. After reducing the gross proceeds by the value allocated to the embedded conversion feature, the remaining unallocated debt discount of $3,428,571 was allocated to the Investors’ warrants. The excess of the fair value of the Investors’ warrants above the debt discount allocated to the Investors’ warrants was $5,608,156 and was charged to interest expense during the three months ended April 30, 2006.

In accordance with SFAS No. 133 and EITF Issue No. 00-19, due to the possibility that an indeterminate number of shares could be issued upon conversion of the 2006 Debentures, the Company separately values and accounts for the embedded conversion feature related to the 2006 Debentures, the Investors’ warrants and the placement agent’s warrants.

As of January 31, 2007, the conversion option liability of $2,571,429 had been reduced to $283,714 as a result of conversions of the 2006 Debentures. During the three months ended January 31, 2007, $1,684,715 was recorded as a reclassification to stockholders’ equity. Since the issuance of the 2006 Debentures, an aggregate of $2,287,715 has been recorded as a reclassification to stockholders’ equity.

A loss on the change in fair value of the derivative liabilities of $1,141,503 was recognized during the three months ended January 31, 2007.

During the three months ended January 31, 2007, $3,931,000 of principal amount of 2006 Debentures plus accrued interest of $136,911 were converted into 56,376,123 shares of common stock.

Included in interest expense for the three months ended January 31, 2007 is $2,750,588 related to the amortization of the debt discount on these debentures.

The 2006 Debentures are summarized below as of January 31, 2007:

	Outstanding Principal Amount	Unamortized Debt Discount	Net Carrying Value
Long-term portion	$662,000	$365,866	$296,134

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

2005 Debentures (Continued)

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

The gross proceeds of $3,500,000 was recorded net of a debt discount of $3,500,000. The debt discount consisted of a $2,000,000 value related to the Investor Warrants and a $1,500,000 value related to the embedded conversion feature in accordance with SFAS No. 133 and EITF Issue No. 00-19. Due to the possibility that an indeterminate number of shares could be issued upon conversion of the 2005 Debentures, the Company separately values and accounts for the embedded conversion feature related to the 2005 Debentures and the Investor Warrants as derivative liabilities. Accordingly, these derivative liabilities are measured at fair value with changes in fair value reported in earnings as long as they remain classified as liabilities.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - CONVERTIBLE DEBENTURES (CONTINUED)

2005 Debentures (Continued)

As of January 31, 2007, the conversion option liability of $1,500,000 had been reduced to $1,834 as a result of conversions of the 2005 Debentures. During the three months ended January 31, 2007 and 2006, $551 and $0, respectively, was recorded as a reclassification to stockholders’ equity. Since the issuance of the 2005 Debentures, an aggregate of $1,498,166 has been recorded as a reclassification to stockholders’ equity.

A loss on the change in fair value of the derivative liabilities of $212,488 and $24,138 was recognized during the three months ended January 31, 2007 and 2006, respectively.

During the three months ended January 31, 2007, $1,284 of principal amount of 2005 Debentures plus accrued interest of $37 were converted into 18,321 shares of common stock.

During the three months ended January 31, 2006, $1,310,724 of principal amount of 2005 Debentures plus accrued interest of $69,777 were converted into 81,262,199 shares of common stock.

Included in interest expense for the three months ended January 31, 2007 and 2006 is $1,027 and $1,164,160, respectively, related to the amortization of the debt discount related to these debentures.

The 2005 Debentures are summarized below as of January 31, 2007:

	Outstanding Principal Amount	Unamortized Debt Discount	Net Carrying Value
Long-term portion	$4,280	$1,888	$2,392

7% Debentures

In December 2003, April 2004 and May 2004, the Company completed a private placement to certain private and institutional investors of $1,350,000 in principal amount of its three-year 7% Convertible Debentures (the “7% Debentures”).

Under the agreements with the purchasers of the 7% Debentures issued in December 2003, the Company is obligated to pay to the Debenture holders liquidated damages associated with the late filing of the Registration Statement and the missed Registration Statement required effective date of March 30, 2004. Liquidated damages are equal to (x) 2% of the principal amount of all the Debentures during the first 30-day period following late filing or effectiveness and (y) 3% of the principal amount of all Debentures for each subsequent 30-day period (or part thereof). These liquidated damages aggregated to $160,000. At their option, the Debenture holders are entitled to be paid such amount in cash or shares of Common Stock at a per share rate equal to the effective conversion price of the Debentures, which is currently $0.15. Accrued liquidated damages as of January 31, 2007 and 2006 was $37,550.

During the three months ended January 31, 2007 and 2006, no principal or accrued interest was converted into shares of common stock.

Included in interest expense for the three months ended January 31, 2007 and 2006 is $758 and $13,330, respectively, related to the amortization of the debt discount on these debentures.

The 7% Debentures are summarized below as of January 31, 2007:

	Outstanding Principal Amount	Unamortized Debt Discount	Net Carrying Value
Current	$75,000	$790	$74,210

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - CONVERTIBLE DEBENTURES (CONTINUED)

7% Debentures (Continued)

The remaining 7% Debentures outstanding at January 31, 2007, originally issued in May 2004, are due and payable in May 2007.

NOTE 9 - STOCKHOLDERS’ DEFICIENCY

Common Stock

During the three months ended January 31, 2007, the Company:

•	issued 56,394,444 shares of common stock upon conversion of convertible debentures with a principal amount of $3,932,284 and accrued interest of $136,948;
•	issued 11,736,991 shares of restricted common stock in exchange for services valued at $1,402,000;
•	issued 464,535 shares of restricted common stock to 2006 Debenture holders in satisfaction of $68,547 in liquidated damages; and
•	issued 600,000 shares of common stock upon exercise of stock options in satisfaction of accrued expenses of $19,140.

Stock Option Plans

In November 2006, the 2006 Stock Incentive Plan (the “2006 Plan”) was adopted. The 2006 Plan authorizes the issuance of up to 30,000,000 incentive stock options, non-qualified stock options or stock awards to directors, officers, employees and certain consultants to the Company. During the three months ended January 31, 2007, the Company granted a total of 4,350,000 options under the 2006 Plan to a total of five directors, officers and employees of the Company.

Options Granted

During the three months ended January 31, 2007, the following options were granted:

•
Options to purchase 100,000 shares of common stock were granted to an employee under the 2006 Plan. These options were valued at $11,344 and have a ten year term, an exercise price of $0.12 per share, and vest over a period of approximately three years through January 2010; and

•
Options to purchase 4,250,000 shares of common stock were granted to one director and three executive employees under the 2006 Plan. These options were valued at $386,427 and have a ten year term, an exercise price of $0.096 per share, and vest over a period of approximately three years through November 2009.

The weighted-average estimated fair value of stock options granted during the three months ended January 31, 2007 and 2006 was $0.09 and $0.03 per share, respectively, using the Black-Scholes model with the following assumptions:

	January 31, 2007	January 31, 2006
Expected dividends	None	None

Expected volatility	116%	145%

Risk-free interest rate	4.65%	4.30%

Expected life	10 years	10 years

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - STOCKHOLDERS’ DEFICIENCY (CONTINUED)

Options Exercised

During the three months ended January 31, 2007, options to purchase 600,000 shares of common stock were exercised. Upon the exercise of these options, the Company reclassified the fair value of $71,521 from derivative liabilities to stockholders’ equity.

Warrants

During the three months ended January 31, 2007, no warrants were granted, exercised, or cancelled.

Net Loss Per Share

Securities that could potentially dilute basic earnings per share (EPS), in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	January 31, 2007	January 31, 2006
Warrants to purchase common stock	114,537,604	58,112,757
2006 Debentures and accrued interest (1)	8,272,493	-
Options to purchase common stock	39,193,750	25,293,750
Convertible notes payable and accrued interest	1,571,049	5,768,837
7% Debentures and accrued interest	613,013	960,980
2005 Debentures and accrued interest (2)	99,989	26,585,798

Total	164,287,898	116,722,122

(1)	Based on a twenty day volume weighted average common stock price discounted by 30% as of January 31, 2007 of $0.0805.
(2)	Based on a five day volume weighted average common stock price discounted by 30% as of January 31, 2007 and 2006 of $0.0799 and $0.01918, respectively.

NOTE 10 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

HelloSoft Agreements

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

As of January 31, 2007, HelloSoft had completed all committed work under the Original Agreement and its amendments, and been paid in full. As of January 31, 2007, the Company had paid an aggregate of approximately $998,000 in cash and has issued 8,047,618 shares of common stock valued at $820,042 to HelloSoft for the services rendered under the Original Agreement and its amendments. Of this amount, $62,500 in cash that had been accrued at October 31, 2005 was paid during the three months ended January 31, 2006 and $225,000 in cash was paid during the three months ended January 31, 2007.

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

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

eSilicon Agreement

On December 12, 2006, the Company entered into a three-year Master ASIC Services Agreement with eSilicon Corporation (“eSilicon”) (the “MSA”), pursuant to which eSilicon agreed to provide physical design and manufacturing services to the Company in exchange for cash and unregistered shares of the Company’s common stock. In connection with the MSA and related orders by the Company and pursuant to a Stock Purchase Agreement between the Company and eSilicon, the Company issued to eSilicon 3,736,991 shares of restricted common stock for $395,000 of non-recurring engineering services to be provided by eSilicon related to the application-specific standard part (“ASSP”) version of the Cupria™ Cu5001. The common stock issued to eSilicon was valued at the market price at the time of issuance and the $395,000 was recorded as research and development expense. Additional cash payments will be made by the Company to eSilicon for other services as such services are performed.

Concentration of Credit Risk

The Company maintains cash balances in two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company’s balances may exceed these limits. As of January 31, 2007, uninsured balances were $662,304. The Company believes it is not exposed to any significant credit risk for cash.

NOTE 11 - SEGMENT INFORMATION

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Semiconductor Business	Entertainment Business	Unallocable	Totals
For the Three Months Ended January 31, 2007:
Net Sales - Domestic	$-	$-	$-	$-
Net Sales - Foreign	$-	$-	$-	$-
Operating Loss	$(2,343,199)	$(11,994)	$-	$(2,355,193)
Depreciation and amortization	$264,105	$-	$-	$264,105
Total Identifiable Assets	$6,723,199	$-	$706,449	$7,429,648

	Semiconductor Business	Entertainment Business	Unallocable	Totals
For the Three Months Ended January 31, 2006:
Net Sales - Domestic	$-	$6,234	$-	$6,234
Net Sales - Foreign	$-	$33,942	$-	$33,942
Operating (Loss) Income	$(103,315)	$36,291	$(887,611)	$(954,635)
Depreciation and amortization	$103,315	$-	$-	$103,315
Total Identifiable Assets	$5,822,447	$-	$395,953	$6,218,400

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Our initial chipset in a planned family of transport processors, the Cupria™ Cu5001 (formerly known as Embarq™ E30) digital signal processor, was first shown to several prospective customers during the first fiscal quarter of 2006. In the third fiscal quarter of 2006, we initiated a technical cooperation program with Embarq Corporation of Overland Park, Kansas that will evaluate the potential application of our integrated circuits in Embarq’s data network. As part of this program, we and Embarq are working with suppliers to develop prototype network elements like digital subscriber line access multiplexers and consumer modems that utilize our chipset. If such prototypes are developed and subsequent lab evaluations are deemed successful, Embarq has agreed to conduct a field trial of our Cupria™ family of semiconductors and to share its observations from the trial with its suppliers. As part of our efforts to produce network infrastructure equipment utilizing the Cu5001 that we believe will be suitable for use in Embarq’s network, we secured commitments from Extreme Copper, Inc. of Newbury Park, California and Logic Research of Fukuoka, Japan to incorporate the Cu5001 in its next generation digital subscriber line access multiplexers (DSLAM) and customer premises equipment (CPE).

While our technology is currently available for evaluation and testing in field programmable gate array (“FPGA”) form, we do not believe that we will realize substantial revenues until our technologies are mass-produced in application-specific standard part (“ASSP”) form. We estimate that it will cost approximately $500,000 of additional engineering and fabrication expense in order to produce a mass market ASSP version. Subject to raising the needed capital, we estimate that we will complete them during the third fiscal quarter of 2007. To date, we have not recorded any revenues from the sale of products based on our technology and have not secured any purchase orders to sell our products.

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

We outsourced all of the development activities with respect to our products to independent third party developers until April 2006, when we hired our first engineer. During the fourth fiscal quarter of 2006, we hired a Vice President to oversee the development and marketing of our semiconductors as well as three other engineering employees to supervise the continued development of our products. During the three months ended January 31, 2007 and 2006, we expended $647,674 and $85,044, respectively, for research and development of our semiconductor technology.

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

Derivative Financial Instruments

In connection with the issuance of certain convertible debentures, the terms of the debentures included an embedded conversion feature that provided for a conversion of the debentures into shares of our common stock at a rate that was determined to be variable. We determined that the conversion feature was an embedded derivative instrument and that the conversion option was an embedded put option pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Stock.”

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

Stock-Based Compensation

We report stock based compensation under accounting guidance provided by Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, based on estimated fair values.

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

SFAS 123(R) also requires that the cash retained as a result of the tax deductibility of the increase in the value of share-based arrangements be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. Prior to the adoption of SFAS 123(R), such amounts were required to be presented as a component of cash flows from operating activities. Due to our tax net operating loss position, we do not realize cash savings as a result of the tax deduction for stock-based compensation. Accordingly, the adoption SFAS 123(R) had no effect on our cash flows from operating or financing activities for the three months ended January 31, 2007.

We have continued to attribute the value of stock-based compensation to expense on the straight-line single option method.

Stock-based compensation expense recognized under SFAS 123(R) related to employee stock options was $110,765 and $69,037 for the three months ended January 31, 2007 and 2006, respectively. Stock-based-compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 was $247,057 for the three months ended January 31, 2006.

Stock-based compensation expense recognized for non-employees under other accounting standards was $384,054 and $22,908 for the three months ended January 31, 2007 and 2006, respectively.

As stock-based compensation expense recognized in the consolidated statement of operations for the three months ended January 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

We recognize revenue from the distribution of our Film and related products when earned and reasonably estimable in accordance with Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”). The following are the conditions that must be met in order to recognize revenue in accordance with SOP 00-2:

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

Under a rights agreement with the distributor for our Film, we share with the distributor in the profits of the Film after the distributor recovers its marketing, distribution and other predefined costs and fees. The agreement provides for the payment of minimum guaranteed license fees, usually payable on delivery of the completed film, that are subject to further increase based on the actual distribution results.

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

We commenced amortization of capitalized software development costs during December 2005 and have recorded amortization expense of $260,303 and $102,696 during the three months ended January 31, 2007 and 2006, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2007 AND THE THREE MONTHS ENDED JANUARY 31, 2006

REVENUES.   We had no revenues for the three months ended January 31, 2007. Revenues for the three months ended January 31, 2006 were $40,176 and were entirely from our entertainment business. Revenues decreased 100% for the three months ended January 31, 2007 as we received no guarantee or license payments related to the distribution of our Film during the period. No revenues were recorded in connection with our semiconductor business during the three months ended January 31, 2007 and 2006.

OPERATING EXPENSES.  Operating expenses primarily include the amortization of technology license and capitalized software development fees, research and development expenses in connection with the semiconductor business, and selling, general and administrative expenses.

Total operating expenses increased 137% or $1,360,382 to $2,355,193 for the three months ended January 31, 2007 from $994,811 for the three months ended January 31, 2006. The increase in total operating expenses for the three months ended January 31, 2007 was due primarily to the continued development of the Cupria product line, which was accomplished by adding a Vice President of Engineering and three engineers plus one support staff, an Executive Vice President in charge of Sales and Marketing, a marketing manager, and a Financial Controller during Fiscal 2006, raising our headcount to 10 full-time employees and one part-time employee for the three months ended January 31, 2007 from 3 full-time employees and one part-time employee for the three months ended January 31, 2006. Salaries, related taxes and benefits increased by 452% or $425,710 for the three months ended January 31, 2007 from $94,244 for the three months ended January 31, 2006.

During the three months ended January 31, 2007, there were also the following changes: amortization of technology licenses and capitalized software development fees increased 154% from $102,696 for the three months ended January 31, 2006 to $260,303 for the three months ended January 31, 2007, research and development expenses increased 662% from $85,044 for the three months ended January 31, 2006 to $647,674 for the three months ended January 31, 2007, and sales, general and administrative expenses increased 79% from $807,071 for the three months ended January 31, 2006 to $1,447,216 for the three months ended January 31, 2007.

In addition to the headcount increases referred to above, consulting expenses increased 210% or $142,072 for the three months ended January 31, 2007 from $45,941 for the three months ended January 31, 2006 and compensatory elements of stock option grants to employees and stock issuances to consultants increased by 162% or $550,817 to $889,819 for the three months ended January 31, 2007 from $339,002 for the three months ended January 31, 2006.

Amortization of technology licenses and capitalized software development fees was $260,303 for the three months ended January 31, 2007 as compared to $102,696 for the three months ended January 31, 2006. This is due to the increase in capitalized research and development costs and the purchase of technology from 1021 Technologies, Inc. and 1021 Technologies KK during the year ended October 31, 2006, plus recognizing a full three months of amortization on the technology licenses during the three months ended January 31, 2007, as compared to 1.5 months for the three months ended January 31, 2006, as amortization didn’t commence until December 2005.

Research and development expenses increased by 662% or $562,630 to $647,674 for the three months ended January 31, 2007 from $85,044 for the three months ended January 31, 2006. This increase is principally attributable to the increase in employees, having added a Vice President of Engineering and four engineers, plus a technical staff member during the year ended October 31, 2006 and increasing salaries, payroll taxes and benefits for the three months ended January 31, 2007, as compared to using outsourced consultants during the three months ended January 31, 2006. In addition to salaries, wages and benefits of $56,151 associated with these employees, the compensatory element of stock option issuances recognized for the three months ended January 31, 2007 was $420,410, the majority of which is accounted for by a share-based payment valued at $395,000 to eSilicon, the initial payment required to commence pre-production work for Release 2.0 of the Cupria product line. For the three months ended January 31, 2006, there were no salaries, wages and benefits, and compensatory element of stock option issuances recognized for research and development was only $5,044.

Total selling, general and administrative expenses increased 79% or $640,145 to $1,447,216 for the three months ended January 31, 2007 from $807,071 for the three months ended January 31, 2006. The increase is primarily the result of an increase in salaries and wages due to an increase in employees, having added three full-time employees during the year ended October 31, 2006. We had three full-time employees and one part-time employee for the three months ended January 31, 2006. This resulted in a 344% increase in salaries, wages and benefits of $304,497 for the three months ended January 31, 2007 from $88,296 for the three months ended January 31, 2006.

OTHER (INCOME) EXPENSES.  Other expenses-net included interest income, interest expense, a loss on the change in fair value of derivative liabilities, amortization of deferred financing costs and a gain on forgiveness of principal and interest on a promissory note. In total, other expenses - net increased by 1,484% or $5,092,050 to $5,435,291 for the three months ended January 31, 2007 from $343,241 for the three months ended January 31, 2006. Changes in individual line items changed for the reasons below.

Interest expense increased 124% or $1,541,545 to $2,786,501 for the three months ended January 31, 2007 from $1,244,956 from for the three months ended January 31, 2006. The increase is primarily due to the amortization and write-off of debt discount due to increased conversions of our convertible debentures during the three months ended January 31, 2007 as compared to the three months ended January 31, 2006.

We recognized a loss of $1,538,647 on the change in fair value of derivative liabilities for the three months ended January 31, 2007, an increase of $1,514,509 from $24,138 for the three months ended January 31, 2006. The increase in the loss was due primarily to a larger increase in the market price of our common stock during the three months ended January 31, 2007 as compared to three months ended January 31, 2006 and the warrants issued in connection with the 2006 Debentures that were not in existence during the three months ended January 31, 2006. The closing market price of our common stock was $0.114 and $0.028 per share as of January 31, 2007 and 2006, respectively. In general, increases in the market price of our common stock as compared to the exercise price of our warrants or options results in increases in the fair value of the warrant or option as estimated using the Black-Scholes model.

The amortization of deferred financing costs increased 361% or $880,719 to $1,124,686 for the three months ended January 31, 2007 from $243,967 for the three months ended January 31, 2006. The increase is primarily a result of the conversions of the 2006 Debentures. Upon conversion or repayment of debt prior to its maturity date, a pro-rata share of debt discount and deferred financing costs are written off and recorded as expense.

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

Interest income represents interest earned on short-term investments and favorable cash management positions for the three months ended January 31, 2007.

NET LOSS.   For the three months ended January 31, 2007 our net loss increased 501% or $6,492,608 to $7,790,484 for the three months ended January 31, 2007 from $1,297,876 for the three months ended January 31, 2006, primarily as the result of increases in salaries and related taxes and fringe benefits, consulting costs, interest expense, loss on the change in fair value of derivative liabilities, amortization of deferred financing costs, and amortization of technology licenses and capitalized software development fees.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments balances totaled approximately $287,000 at March 14, 2007, $686,805 as of January 31, 2007, and $2,090,119 as of October 31, 2006.

Net cash used in operating activities was $1,155,688 for the three months ended January 31, 2007, compared to $467,047 for the three months ended January 31, 2006. The increase in cash used in operations was principally the result of the following items:

•	an increase in the net loss, which was $7,790,484 for the three months ended January 31, 2007, compared to $1,297,876 for the three months ended January 31, 2006; offset by
•
a net increase for the three months ended January 31, 2007 in other current assets, other assets, and accounts payable and accrued liabilities of $64,552, compared to a net increase of $97,032 for the three months ended January 31, 2006;

impacted primarily by the following non-cash items:

•
increased consulting fees and other compensatory elements of stock issuances, which were $889,819 for the three months ended January 31, 2007, compared to $339,002 for the three months ended January 31, 2006, principally due to the issuance of common stock with a value of $395,000 in exchange for services;

•
an increase in the loss on the change in fair value of derivative liabilities of $1,538,647 for the three months ended January 31, 2007, compared to a loss of $24,138 for the three months ended January 31, 2006, due to the reasons noted above;

•
increased amortization of deferred financing costs, which were $1,124,686 for the three months ended January 31, 2007, compared to $243,967 for the three months ended January 31, 2006, principally due to increased conversions of the 2006 Debentures and the amortization of the related deferred financing costs;

•
increased amortization of debt discount on notes, which was $2,752,373 for the three months ended January 31, 2007, compared to $1,193,195 for the three months ended January 31, 2006, principally due to increased conversions of the 2006 Debentures and the amortization of the related debt discount;

•
increased amortization of technology licenses and capitalized software development fees, which was $260,303 for the three months ended January 31, 2007, compared to $102,696 for the three months ended January 31, 2006, principally due to recognizing a full three months of amortization for the three months ended January 31, 2007, as compared to 1.5 months for the three months ended January 31, 2006 as amortization didn’t commence until December 2005; and

•
a gain on forgiveness of principal and interest on the promissory note to Zaiq Technologies, Inc. of $1,169,820 for the three months ended January 31, 2006 which did not occur during the three months ended January 31, 2007.

Net cash provided by investing activities was $252,374 for the three months ended January 31, 2007 compared to $0 for the three months ended January 31, 2006. The net increase was due to proceeds from the maturity of short-term investments and from the sale of certain trademark rights, offset by capitalization of research and development costs and software development fees, as well as the purchase of equipment and leasehold improvements related to the buildout of our headquarters office facility.

There was no cash provided by financing activities for the three months ended January 31, 2007, compared to $449,419 for the three months ended January 31, 2006, where we received the proceeds from a note payable, offset by repayments of convertible notes payable, notes payable, capitalized financing costs and the repurchase of common stock.

Since inception, we have funded our operations primarily through the issuance of our common stock and debt securities. Our recent financings are discussed below.

In March 2006, we sold $6,000,000 in aggregate principal amount of our Senior Secured 7% convertible debentures and warrants, receiving net proceeds of approximately $4.5 million after the payment of offering related costs (the “2006 Debentures”). As of January 31, 2007, approximately $5.6 million of principal amount and interest of the 2006 Debentures had been converted into approximately 73.4 million shares of our common stock and there was $662,000 of principal amount of the 2006 Debentures outstanding. The 2006 Debentures mature in March 2008.

In January 2006, we entered into a loan agreement with an institutional investor pursuant to which we borrowed $750,000. The outstanding principal and accrued interest on this loan was repaid in March 2006 from the proceeds of the 2006 Debentures.

In May 2005, we sold $3.5 million in aggregate principal amount of our Senior Secured 7% convertible debentures and warrants (the “2005 Debentures”) in a private placement to certain private and institutional investors. As of January 31, 2007, approximately $3.6 million of principal amount and interest of the 2005 Debentures had been converted into approximately 170.1 million shares of our common stock and there was $4,280 of principal amount of the 2005 Debentures outstanding. The 2005 Debentures mature in May 2008.

In December 2003, April 2004 and May 2004,we sold $1,350,000 in aggregate principal amount and received net proceeds of approximately $1,024,000 from the private placement to certain private and institutional investors of our three year 7% convertible debentures and warrants (the “7% Debentures”). As of January 31, 2007, approximately $1.4 million of principal amount and interest of the 7% Debentures had been converted into approximately 9.1 million shares of our common stock and there was $75,000 of principal amount of the 7% Debentures outstanding. The 7% Debentures mature in May 2007.

As of March 14, 2007, we had cash and short-term investments of approximately $287,000. An institutional investor that has been a prior investor in the Company has committed to purchase $6 million of 7% Senior Secured Convertible Debentures upon our request at any time after March 1, 2007. As a result, management believes funds on hand or committed to us will enable us to meet our liquidity needs for the next twelve months. Nevertheless, circumstances may arise that would require us to raise additional capital in order to meet our liquidity needs and satisfy our current business plan prior to the receipt of revenues from our semiconductor business.

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

Impact of Recently Issued Accounting Standards

In June 2005, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. We will apply these requirements to any accounting changes after the implementation date. The adoption of this pronouncement is not expected to have an impact on our consolidated financial position, results of operations, or cash flows.

In February 2006, the FASB published Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The requirements in SFAS 155 are effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We adopted SFAS 155 as of November 1, 2006. The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations, or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The Interpretation is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. We are in the process of evaluating the impact of the application of the Interpretation to our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. SFAS 157 is effective for us as of the beginning of fiscal year 2009, with earlier application encouraged. Any cumulative effect will be recorded as an adjustment to the opening accumulated deficit balance, or other appropriate component of equity. The adoption of this pronouncement is not expected to have an impact on our consolidated financial position, results of operations, or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulleting (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to reduce the diversity in practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. SAB 108 is effective for fiscal year 2007. We adopted SAB 108 as of November 1, 2006. The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for us as of the beginning of fiscal year 2009. We have not yet determined the impact SFAS 159 may have on our consolidated financial position, results of operations, or cash flows.

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements.

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of this pronouncement is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect these controls during the three months ended January 31, 2007.

PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2006, we issued options to purchase 4,250,000 shares of common stock at an exercise price of $0.096 per share to one director and three executive employees valued at $386,427.

In December 2006, we issued:

(i)	3,736,991 shares of common stock to a corporation valued at $395,000 in payment of non-recurring engineering services; and

(ii)	300,000 shares of common stock upon exercise of stock options in satisfaction of accrued expenses of $9,570.

In January 2007, we issued:

(i)	an option to purchase 100,000 shares of common stock at an exercise price of $0.12 per share to one employee valued at $11,344;
(ii)	464,535 shares of common stock to 2006 Debenture holders in satisfaction of $68,547 in liquidated damages;
(iii)	8,000,000 shares of common stock valued at $1,007,000 to three consultants; and
(iv)	300,000 shares of common stock upon exercise of stock options in satisfaction of accrued expenses of $9,570.

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

ITEM 6.  Exhibits

31.1 Rule 13a-14/15d-14(a) Certification*
32.1 Section 1350 Certification*
____________________

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIM SEMICONDUCTOR COMPANY

DATE: March 14, 2007	BY:	/s/ Brad Ketch
Brad Ketch
President and Chief Executive Officer (Principal Executive Officer, Financial and Accounting Officer and Authorized Signatory)