Form 10QSB
period 2007-04-30
Rim Semiconductor CO
filed 2007-06-13
CIK 1026595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2007

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

The number of shares of the issuer’s Common Stock, par value $.001 per share, outstanding as of June 8, 2007, was 435,143,846

Transitional Small Business Disclosure Format (Check one)	Yes ☐ No ☒

FORM 10-QSB

RIM SEMICONDUCTOR COMPANY

APRIL 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

April 30, 2007

ASSETS

Current Assets:
Cash and cash equivalents	$287,272
Other current assets	163,045
TOTAL CURRENT ASSETS	450,317

Property and equipment - net	166,913
Technology licenses and capitalized software development costs - net	6,276,141
Deferred financing costs - net	142,976
Other assets	22,144
TOTAL ASSETS	$7,058,491

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Convertible notes payable	$478,000
Notes payable (net of debt discount of $191,110)	132,890
Convertible debentures (net of debt discount of $285,324)	451,676
Derivative liabilities - warrants, options and embedded conversion option	6,346,616
Accounts payable and accrued expenses	1,293,465
TOTAL CURRENT LIABILITIES	8,702,647

Long-term portion of convertible debentures (net of debt discount of $1,540)	2,740
TOTAL LIABILITIES	8,705,387

Commitments, Contingencies and Other matters

Stockholders’ Deficiency:

Preferred stock - $0.01 par value; Authorized - 15,000,000 shares; Issued - 0 shares; Outstanding - 0 shares	--
Common stock - $0.001 par value; Authorized - 900,000,000 shares; Issued - 431,913,212 shares; Outstanding - 431,413,358 shares	431,913
Treasury stock, at cost - 499,854 shares	(7,498)
Additional paid-in capital	83,012,928
Unearned compensation	(1,324,759)
Accumulated deficit	(83,759,480)
TOTAL STOCKHOLDERS’ DEFICIENCY	(1,646,896)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$7,058,491

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended April 30,
	2007	2006

REVENUES	$--	$58,874

OPERATING EXPENSES:
Amortization of technology licenses and capitalized software development costs	530,666	315,232
Research and development expenses (including stock based compensation of $443,432 and $26,860, respectively)	809,620	137,600
Selling, general and administrative expenses (including stock based compensation of $1,058,791and $983,710, respectively)	2,855,295	2,356,072

TOTAL OPERATING EXPENSES	4,195,581	2,808,904

OPERATING LOSS	(4,195,581)	(2,750,030)

OTHER EXPENSES (INCOME):
Interest expense	2,940,517	7,897,769
Change in fair value of derivative liabilities	(361,747)	484,538
Amortization of deferred financing costs	1,165,847	568,819
Gain on forgiveness of principal and interest on Zaiq Note	--	(1,169,820)
Loss on exchange of notes payable into common stock	--	446,386
Other	(27,895)	(3,000)
TOTAL OTHER EXPENSES	3,716,722	8,224,692

NET LOSS	$(7,912,303)	$(10,974,722)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	410,318,226	267,242,791

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended April 30,
	2007	2006

REVENUES	$--	$18,698

OPERATING EXPENSES:
Amortization of technology licenses and capitalized software development costs	270,363	212,536
Research and development expenses (including stock based compensation of $23,022 and $21,816, respectively)	161,946	52,556
Selling, general and administrative expenses (including stock based compensation of $589,382 and $649,752, respectively)	1,408,079	1,549,001

TOTAL OPERATING EXPENSES	1,840,388	1,814,093

OPERATING LOSS	(1,840,388)	(1,795,395)

OTHER EXPENSES (INCOME):
Interest expense	154,016	6,652,813
Change in fair value of derivative liabilities	(1,900,394)	460,400
Amortization of deferred financing costs	41,161	324,852
Loss on exchange of notes payable into common stock	--	446,386
Other	(13,352)	(3,000)
TOTAL OTHER EXPENSES (INCOME)	(1,718,569)	7,881,451

NET LOSS	$(121,819)	$(9,676,846)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	425,197,451	306,633,326

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For The Six Months Ended April 30, 2007
(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Deficiency

Balance at November 1, 2006	356,399,782	$356,400	(499,854)	$(7,498)	$75,215,263	$(1,197,034)	$(75,847,177)	$(1,480,046)
Issuance of common stock for cash	6,000,000	6,000	--	--	294,000	--	--	300,000
Issuance of common stock under service and consulting agreements	12,054,451	12,054	--	--	1,419,470	(1,431,524)	--	--
Issuance of common stock for conversion of convertible debentures and accrued interest	56,394,444	56,394	--	--	4,012,838	--	--	4,069,232
Issuance of common stock in satisfaction of liquidated damages	464,535	465	--	--	68,082	--	--	68,547
Issuance of common stock upon exercise of stock options for the settlement of vendor payables	600,000	600	--	--	18,540	--	--	19,140
Stock based compensation expense recognized for the granting and vesting of options to employees and advisory board members	--	--	--	--	227,948	--	--	227,948
Reclassification of derivative liability upon exercise of options	--	--	--	--	71,521	--	--	71,521
Reclassification of conversion option liability	--	--	--	--	1,685,266	--	--	1,685,266
Amortization of unearned compensation expense	--	--	--	--	--	1,303,799	--	1,303,799
Net loss	--	--	--	--	--	--	(7,912,303)	(7,912,303)
Balance at April 30, 2007	431,913,212	$431,913	(499,854)	$(7,498)	$83,012,928	$(1,324,759)	$(83,759,480)	$(1,646,896)

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended April 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,912,303)	$(10,974,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting fees and other compensatory elements of stock issuances	1,502,223	1,010,570
Change in fair value of derivative liabilities	(361,747)	484,538
(Gain)/Loss on disposal of property and equipment	614	--
Fair value of Investors’ warrants in excess of debt discount	--	5,608,156
Loss on exchange of notes payable into common stock	--	446,386
Gain on forgiveness of principal and interest on Zaiq Note	--	(1,169,820)
Amortization of deferred financing costs	1,165,847	568,819
Amortization of debt discount on notes	2,893,510	2,168,904
Amortization of technology license and capitalized software development fees	530,666	315,232
Depreciation	9,438	1,239
Change in assets
Other current assets	(52,779)	(9,841)
Other assets	--	370
Change in liabilities
Accounts payable and accrued expenses	294,890	199,687
NET CASH USED IN OPERATING ACTIVITIES	(1,929,641)	(1,350,482)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of technology license and development fee	--	(200,000)
Proceeds from sale of trademark rights	200,000	--
Proceeds from maturity of short-term investments	1,000,000	--
Acquisition and costs of capitalized software and development fees	(526,787)	--
Acquisition of property and equipment	(112,419)	(4,499)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	560,794	(204,499)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	300,000	--
Proceeds from exercise of warrants	--	568,531
Purchase of treasury stock	--	(7,498)
Proceeds from notes payable	300,000	750,000
Proceeds from convertible debentures	--	6,000,000
Capitalized financing costs	(34,000)	(742,450)
Repayments of notes payable	--	(944,291)
Repayments of convertible notes payable	--	(435,322)
NET CASH PROVIDED BY FINANCING ACTIVITIES	566,000	5,188,970

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(802,847)	3,633,989

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,090,119	373,481

CASH AND CASH EQUIVALENTS - END OF PERIOD	$287,272	$4,007,470

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended April 30,
	2007	2006

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$50,000	$3,158

Non-Cash Investing and Financing Activities:

Common stock issued for conversion of convertible debentures, notes payable and accrued interest	$4,069,232	$3,153,226

Issuance of common stock upon exercise of stock options for the settlement of vendor payables	$19,140	$--

Value assigned to warrants issued in connection with notes payable	$226,567	$120,000

Value recorded as debt discount relating to warrants issued to purchasers of convertible debentures	$--	$3,428,571

Value assigned on issuance date to warrants issued to placement agent	$--	$1,792,452

Value assigned to conversion option liability in connection with issuance of convertible debentures	$--	$2,571,429

Common stock issued for accrued liquidated damages	$68,547	$--

Deferred compensation converted to convertible note payable	$--	$212,450

Reclassification of derivative liability to equity upon exercise of options	$71,521	$--

Reclassification of conversion option liability to equity	$1,685,266	$760,783

Common stock issued for consulting services	$1,431,524	$1,870,000

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

These results for the three months and six months ended April 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company has significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its business plan. For the three months ended April 30, 2007 and 2006, the Company incurred net losses of approximately $122,000 and $9.7 million, respectively, and approximately $7.9 million and $11 million for the six months ended April 30, 2007 and 2006, respectively. As of April 30, 2007, the Company has a working capital deficiency of approximately $8.3 million. In addition, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities through at least April 30, 2008.

In January 2007, an institutional investor that had previously invested in the Company committed to purchase $6 million of convertible debentures upon the Company’s request at anytime through July 31, 2007. Management believes that the net proceeds from this financing, together with $287,272 in cash as of April 30, 2007, is sufficient to fund the planned expenditures through at least April 30, 2008.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND BUSINESS OPERATIONS (CONTINUED)

Liquidity Discussion (Continued)

Management of the Company is continuing its efforts to secure additional funds through equity and/or debt instruments to fund ongoing operations. After April 30, 2008, the Company may require additional funds for its operations and to pay down its liabilities, as well as finance its expansion plans consistent with its business plan. However, there can be no assurance that the Company will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to the Company.

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

The fair value of derivative financial instruments was estimated during the six months ended April 30, 2007 and 2006 using the Black-Scholes model and the following range of assumptions:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Expected dividends	None	None	None	None

Expected volatility	47.9-134.1%	144.0-158.1%	47.9 - 136.9%	95.3%

Risk-free interest rate	4.6-5.0%	4.3 - 4.9%	4.6 - 5.2%	4.5%

Contractual term (years)	0.4 -9.3	3.0-10.0	0.4 - 9.5	2.3-10.0

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

For the three months and six months ended April 30, 2007 and 2006, no effect has been given to outstanding options, warrants, convertible notes payable, or convertible debentures in the diluted computation, as their effect would be anti-dilutive.

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

SFAS 123(R) also requires that the cash retained as a result of the tax deductibility of the increase in the value of share-based arrangements be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. Prior to the adoption of SFAS 123(R), such amounts were required to be presented as a component of cash flows from operating activities. Due to the Company’s tax net operating loss position, the Company does not realize cash savings as a result of the tax deduction for stock-based compensation. Accordingly, the adoption SFAS 123(R) had no effect on the Company’s cash flows from operating or financing activities for the six months ended April 30, 2007.

The Company has continued to attribute the value of stock-based compensation to expense on the straight-line single option method.

Stock-based compensation expense recognized under SFAS 123(R) related to employee stock options was $117,183 and $227,948 for the three months and six months ended April 30, 2007, respectively, and $378,802 and $447,839 for the three months and six months ended April 30, 2006, respectively. Stock-based-compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 was $0 and $247,057 for the three months and six months ended April 30, 2006, respectively.

Stock-based compensation expense recognized for non-employees under other accounting standards was $495,221 and $879,275 for the three months and six months ended April 30, 2007, respectively, and $292,766 and $315,674 for the three months and six months ended April 30, 2006, respectively.

As stock-based compensation expense recognized in the consolidated statement of operations for the three months and six months ended April 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The Company is evaluating the impact of this pronouncement on the Company’s consolidated financial position, results of operations and cash flows.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

At April 30, 2007
Leasehold improvements	$112,032
Furniture and fixtures	19,554
Office equipment	49,820
181,406
Accumulated depreciation and amortization	(14,493)
Total	$166,913

For the three months and six months ended April 30, 2007, depreciation and amortization expense was $5,636 and $9,438, respectively. For the three months and six months ended April 30, 2006, depreciation and amortization expense was $620 and $1,239, respectively.

NOTE 4 - TECHNOLOGY LICENSES AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Technology licenses and capitalized software development costs consist of the following:

At April 30, 2007
Technology licenses	$5,751,000
Purchased technology	228,000
Capitalized software development cost	1,604,833
7,583,833
Accumulated amortization	(1,307,692)
Total	$6,276,141

As of April 30, 2007, the weighted average useful life of the Company’s capitalized software was approximately 6.3 years. The Company commenced amortization of technology licenses and capitalized software development costs during December 2005 when the Company made available to the market the Cupria Cu5001 semiconductor and recorded amortization expense of $270,363 and $530,666 during the three months and six months ended April 30, 2007, respectively, and $212,536 and $315,232 during the three months and six months ended April 30, 2006, respectively.

No assurance can be given that products the Company releases based upon the licensed technology and capitalized software costs will receive market acceptance. If the Company determines in the future that the capitalized costs are not recoverable, the carrying amount of the technology license would be reduced, and such reduction could be material.

NOTE 5 - FILM IN DISTRIBUTION

The Company recognized no revenues during the three months and six months ended April 30, 2007. The Company recognized revenues of $18,698 and $58,874 for the three months and six months ended April 30, 2006, respectively.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - DEFERRED FINANCING COSTS

As of April 30, 2007, deferred financing costs consists of costs incurred and warrants issued in connection with the sale of $6,000,000 of 2006 Debentures, $3,500,000 of 2005 Debentures, $1,350,000 of 7% convertible debentures, and promissory notes:

Deferred financing costs	$3,575,818
Less: accumulated amortization	(3,432,842)

Deferred financing costs, net	$142,976

Costs incurred in connection with debt financings are capitalized as deferred financing costs and amortized over the term of the related debt. If any or all of the related debt is converted or repaid prior to its maturity date, a pro-rata share of the related deferred financing costs are written off and recorded as amortization expense in the period of the conversion or repayment in the consolidated statement of operations. For the three months and six months ended April 30, 2007, amortization of deferred financing costs was $41,161 and $1,165,847, respectively. For the three months and six months ended April 30, 2006, amortization of deferred financing costs was $324,852 and $568,819, respectively.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

The Company entered into several convertible promissory note agreements with various trusts and individuals to fund the operations of the Company. The Company agreed to pay the principal and an additional amount equal to 50% of the principal on all notes in (1) below. Interest of $236,967 related to these convertible promissory notes and $72,000 related to a convertible promissory note that was previously repaid, for an aggregate of $308,967, has been accrued and is recorded in accounts payable and accrued expenses as of April 30, 2007.

The outstanding convertible notes are summarized in the table below:

At April 30, 2007
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

For all the above convertible notes, the fair values of the conversion options as of April 30, 2007 were nominal due to the conversion price being substantially out-of-the money.

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

The Company agreed to include the shares of common stock issuable upon conversion of the 2006 Debentures and exercise of the related warrants issued to investors and the placement agent in a registration statement filed by the Company with the Securities and Exchange Commission (the “SEC”). Since the registration statement was not declared effective by the SEC by June 23, 2006, the Company is obligated to pay liquidated damages to the holders of the 2006 Debentures. A registration statement covering the common stock issuable upon conversion of the 2006 Debentures and the related warrants issued to investors and the placement agent was declared effective by the SEC on August 16, 2006. These liquidated damages aggregated $212,000. At their option, the holders of the 2006 Debentures are entitled to be paid such amount in cash or shares of restricted common stock at a per share rate equal to the effective conversion price of the 2006 Debentures at the time the liquidated damages became due. During the six months ended April 30, 2007, 464,535 shares of common stock valued at $68,547 were issued as payment for liquidated damages. There were no such payments made during the three months ended April 30, 2007. Accrued liquidated damages as of April 30, 2007 was $143,453.

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

As of April 30, 2007, the conversion option liability of $2,571,429 had been reduced to $283,714 as a result of conversions of the 2006 Debentures. During the six months ended April 30, 2007, $1,684,715 was recorded as a reclassification to stockholders’ equity. Since the issuance of the 2006 Debentures, an aggregate of $2,287,715 has been recorded as a reclassification to stockholders’ equity.

The change in fair value of the derivative liabilities of $1,278,406 and $136,903 was recognized as part of other income during the three months and six months ended April 30, 2007, respectively. The change in fair value of the derivative liabilities of $2,648,668 was recognized during the three months and six months ended April 30, 2006.

During the three months ended January 31, 2007, $3,931,000 of principal amount of 2006 Debentures plus accrued interest of $136,911 were converted into 56,376,123 shares of common stock. During the three months ended April 30, 2007, no principal or accrued interest was converted into shares of common stock. During the three months ended April 30, 2006, no principal or accrued interest was converted into shares of common stock.

Included in interest expense for the three months and six months ended April 30, 2007 is $80,599 and $2,831,187, respectively, related to the amortization of the debt discount on these debentures. Included in interest expense for the three months and six months ended April 30, 2006 is $418,605 and $418,605, respectively, related to the amortization of the debt discount on these debentures.

The 2006 Debentures are summarized below as of April 30, 2007:

	Outstanding Principal Amount	Unamortized Debt Discount	Net Carrying Value
Current	$662,000	$285,267	$376,733

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

As of April 30, 2007, the conversion option liability of $1,500,000 had been reduced to $1,834 as a result of conversions of the 2005 Debentures. During the six months ended April 30, 2007, $551 was recorded as a reclassification to stockholders’ equity. Since the issuance of the 2005 Debentures, an aggregate of $1,498,166 has been recorded as a reclassification to stockholders’ equity.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - CONVERTIBLE DEBENTURES (CONTINUED)

2005 Debentures (Continued)

A gain on the change in fair value of the derivative liabilities of $316,516 was recognized during the three months ended April 30, 2007 and a loss on the change in fair value of the derivative liabilities of $3,109,068 was recognized during the three months ended April 30, 2006. A gain on the change in fair value of the derivative liabilities of $106,419 was recognized during the six months ended April 30, 2007 and a loss on the change in fair value of the derivative liabilities of $3,133,206 was recognized during the six months ended April 30, 2006.

During the three months ended January 31, 2007, $1,284 of principal amount of 2005 Debentures plus accrued interest of $37 were converted into 18,321 shares of common stock. During the three months ended April 30, 2007, no principal or accrued interest was converted into shares of common stock.

During the three months ended January 31, 2006, $1,310,724 of principal amount of 2005 Debentures plus accrued interest of $69,777 were converted into 81,262,199 shares of common stock. During the three months ended April 30, 2006, 464,423 of principal amount of the 2005 Debentures plus accrued interest of $2,401 were converted into 22,908,266 shares of common stock.

Included in interest expense for the three months and six months ended April 30, 2007 is $348 and $1,375, respectively, related to the amortization of the debt discount related to these debentures.

Included in interest expense for the three months and six months ended April 30, 2006 is $361,783 and $1,525,943, respectively, related to the amortization of the debt discount related to these debentures.

The 2005 Debentures are summarized below as of April 30, 2007:

	Outstanding Principal Amount	Unamortized Debt Discount	Net Carrying Value
Long-term portion	$4,280	$1,540	$2,740

7% Debentures

In December 2003, April 2004 and May 2004, the Company completed a private placement to certain private and institutional investors of $1,350,000 in principal amount of its three-year 7% Convertible Debentures (the “7% Debentures”).

Under the agreements with the purchasers of the 7% Debentures issued in December 2003, the Company is obligated to pay to the Debenture holders liquidated damages associated with the late filing of the Registration Statement and the missed Registration Statement required effective date of March 30, 2004. Liquidated damages are equal to (x) 2% of the principal amount of all the Debentures during the first 30-day period following late filing or effectiveness and (y) 3% of the principal amount of all Debentures for each subsequent 30-day period (or part thereof). These liquidated damages aggregated to $160,000. At their option, the Debenture holders are entitled to be paid such amount in cash or shares of Common Stock at a per share rate equal to the effective conversion price of the Debentures, which is currently $0.15. Accrued liquidated damages as of April 30, 2007 and 2006 was $37,550.

During the three months and six months ended April 30, 2007 and 2006, no principal or accrued interest was converted into shares of common stock.

Included in interest expense for the three months and six months ended April 30, 2007 is $733 and $1,491, respectively, related to the amortization of the debt discount related to these debentures.

Included in interest expense for the three months and six months ended April 30, 2006 is $10,151 and $23,481, respectively, related to the amortization of the debt discount related to these debentures.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - CONVERTIBLE DEBENTURES (CONTINUED)

7% Debentures (Continued)

The 7% Debentures are summarized below as of April 30, 2007:

	Outstanding Principal Amount	Unamortized Debt Discount	Net Carrying Value
Current	$75,000	$57	$74,943

The remaining 7% Debentures outstanding at April 30, 2007, originally issued in May 2004, were due and payable in May 2007. As of this date, the 7% Debentures remain outstanding.

NOTE 9 - NOTES PAYABLE

In April 2007, the Company entered into a loan agreement with a third party pursuant to which the Company borrowed $300,000 from the lender. An amount equal to 108% of the principal amount ($324,000) of the loans is due and payable on the earlier of July 31, 2007 or the date the Company effects a financing transaction or series of transactions resulting in gross proceeds to the Company of at least $2,000,000. The difference between the gross proceeds and amount due at maturity is shown as a debt discount that is amortized as interest expense over the life of the loan. The Company issued to the lender warrants to purchase 3,333,333 shares of common stock at an exercise price of $0.10 per share. The fair value of the warrants of $226,567 at issue date is shown as a debt discount that is amortized as interest expense over the life of the loan. A provision in the agreement required repricing of the warrants to the same price as any subsequent stock sales. This event occurred on April 30, 2007 (see Note 10) and the exercise price was lowered to $0.05 per share. The reduction of the warrant exercise price resulted in revaluing the warrants to $143,311. To secure the Company’s obligations under the loan agreement, the Company granted a security interest in substantially all of its assets, including without limitation, its intellectual property. The security interest terminates upon payment or satisfaction of all of the Company’s obligations under the loan agreement. The Company received net proceeds of $265,970 at the issue date following the payment of due diligence fees and transaction related fees and expenses. These transaction related fees were recorded as deferred financing costs. For the three months ended April 30, 2007, amortization of debt discount on this loan was $59,457.

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

NOTE 10 - STOCKHOLDERS’ DEFICIENCY

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

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - STOCKHOLDERS’ DEFICIENCY (CONTINUED)

Common Stock (Continued)

During the three months ended April 30, 2007, the Company:

•	issued 6,000,000 shares of restricted common stock for $300,000 cash; and
•	issued 317,460 shares of restricted common stock in exchange for services valued at $29,524.

Stock Option Plans

In November 2006, the 2006 Stock Incentive Plan (the “2006 Plan”) was adopted. The 2006 Plan authorizes the issuance of up to 30,000,000 incentive stock options, non-qualified stock options or stock awards to directors, officers, employees and certain consultants to the Company. During the three months ended January 31, 2007, the Company granted a total of 4,350,000 options under the 2006 Plan to a total of five directors, officers and employees of the Company. During the three months ended April 30, 2007, the Company granted no options under the 2006 Plan.

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

During the three months ended April 30, 2007, no options were granted.

The estimated weighted-average fair value of stock options granted during the six months ended April 30, 2007 and 2006 was $0.09 and $0.03 per share, respectively, using the Black-Scholes model with the following assumptions:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Expected dividends	N/A	None	None	None

Expected volatility	N/A	144-158.1%	116%	144-158.1%

Risk-free interest rate	N/A	4.34-4.58%	4.63-4.65%	4.34-4.58%

Expected life	N/A	10 years	10 years	10 years

Options Exercised

During the three months ended January 31, 2007, options to purchase 600,000 shares of common stock were exercised. Upon the exercise of these options, the Company reclassified the fair value of $71,521 from derivative liabilities to stockholders’ equity. During the three months ended January 31, 2007, a loss of $16,441, resulting from the change in fair value of these options, was recognized. During the three months ended April 30, 2007, no options were exercised.

Options Cancelled

During the three months ended January 31, 2007, no options were cancelled. During the three months ended April 30, 2007, 300,000 options granted to an employee who terminated on January 31, 2007, were cancelled under the terms of the plan.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - STOCKHOLDERS’ DEFICIENCY (CONTINUED)

Warrants

During the three months ended April 30, 2007, 3,333,333 warrants to purchase common stock were issued in connection with the April 2007 note payable (see Note 9). These warrants are exercisable at a price of $0.05 per share beginning 65 days from the issuance date (June 6, 2007) and expire April 2, 2012.

Net Loss Per Share

Securities that could potentially dilute basic earnings per share (EPS), in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	April 30, 2007	April 30, 2006
Warrants to purchase common stock	117,870,937	131,888,793
2006 Debentures and accrued interest (1)	9,822,118	69,021,246
Options to purchase common stock	38,893,750	29,393,750
Convertible notes payable and accrued interest	1,508,927	1,757,414
7% Debentures and accrued interest	621,548	975,204
2005 Debentures and accrued interest (2)	120,685	500,247

Total	168,837,965	233,536,654

(1) Based on a twenty day volume weighted average common stock price discounted by 30% as of April 30, 2007 and 2006 of $0.06895 and $0.08778, respectively.
(2) Based on a five day volume weighted average common stock price discounted by 30% as of April 30, 2007 and 2006 of $0.06678 and $0.09002, respectively.

NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

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

As of January 31, 2007, HelloSoft had completed all committed work under the Original Agreement and its amendments, and been paid in full. As of January 31, 2007, the Company had paid an aggregate of approximately $998,000 in cash and has issued 8,047,618 shares of common stock valued at $820,042 to HelloSoft for the services rendered under the Original Agreement and its amendments. Of this amount, $62,500 in cash that had been accrued at October 31, 2005 was paid during the three months ended January 31, 2006 and $225,000 in cash was paid during the three months ended January 31, 2007. The Company issued another 317,460 shares of unregistered common stock valued at $29,524, on March 23, 2007 to satisfy its final obligation under the contract.

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
(Unaudited)

NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

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

Concentration of Credit Risk

The Company maintains cash balances in one financial institution. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company’s balances may exceed these limits. As of April 30, 2007, uninsured balances were $103,790. The Company believes it is not exposed to any significant credit risk for cash.

NOTE 12 - SEGMENT INFORMATION

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Semiconductor Business	Entertainment Business	Unallocable	Totals
For the Three Months Ended April 30, 2007:
Net Sales - Domestic	$-	$-	$-	$-
Net Sales - Foreign	$-	$-	$-	$-
Operating Loss	$(1,837,948)	$(2,440)	$-	$(1,840,388)
Depreciation and amortization	$270,363	$-	$-	$270,363

	Semiconductor Business	Entertainment Business	Unallocable	Totals
For the Three Months Ended April 30, 2006:
Net Sales - Domestic	$-	$698	$-	$698
Net Sales - Foreign	$-	$18,000	$-	$18,000
Operating (Loss) Income	$(213,156)	$17,397	$(1,599,636)	$(1,795,395)
Depreciation and amortization	$213,156	$-	$-	$213,156

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 - SEGMENT INFORMATION (CONTINUED)

	Semiconductor Business	Entertainment Business	Unallocable	Totals
For the Six Months Ended April 30, 2007:
Net Sales - Domestic	$-	$-	$-	$-
Net Sales - Foreign	$-	$-	$-	$-
Operating Loss	$(4,181,147)	$(14,434)	$-	$(4,195,581)
Depreciation and amortization	$540,104	$-	$-	$540,104
Total Identifiable Assets	$6,763,568	$977	$293,946	$7,058,491

	Semiconductor Business	Entertainment Business	Unallocable	Totals
For the Six Months Ended April 30, 2006
Net Sales - Domestic	$-	$6,932	$-	$6,932
Net Sales - Foreign	$-	$51,942	$-	$51,942
Operating (Loss) Income	$(316,471)	$53,688	$(2,487,247)	$(2,750,030)
Depreciation and amortization	$316,471	$-	$-	$316,471
Total Identifiable Assets	$8,041,340	$-	$4,061,196	$12,102,536

NOTE 13 - SUBSEQUENT EVENTS

Equity Transactions

In May 2007:

(i)	2,500,000 unregistered shares of common stock were issued in exchange for cash of $125,000;

(ii)	30,487 unregistered shares of common stock were issued in satisfaction of services valued at $2,500;

(iii)
Options to purchase 100,000 shares of common stock were granted to an employee. These options were valued at $9,339 and have a ten year term, an exercise price of $0.092 per share, and vest over a period of approximately three years through June 2010; and

(iv)
Options to purchase 200,000 shares of common stock were granted to a consultant. These options were valued at $18,678 and have a ten year term, an exercise price of $0.092 per share, and vest over a period of approximately three years through June 2010.

In June 2007, 1,200,000 unregistered shares of common stock were issued in satisfaction of services valued at $75,600.

Note Payable

On May 24, 2007, the Company entered into a promissory note resulting in gross proceeds of $400,000. The Note is due and payable on August 22, 2007 and bears a 10% interest rate. In the event the Note is not repaid by the maturity date, or is otherwise in default, the unpaid portion of the Note will become convertible, in whole or in part, into shares of the Company's common stock at a conversion price of $0.08 per share.

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

While our technology is currently available for evaluation and testing in field programmable gate array (“FPGA”) form, we do not believe that we will realize substantial revenues until our technologies are mass-produced in application-specific standard part (“ASSP”) form. We estimate that it will cost approximately $500,000 of additional engineering and fabrication expense in order to produce a mass market ASSP version. Subject to raising the needed capital, we estimate that we will complete them during the third fiscal quarter of 2007. To date, we have not recorded any revenues from the sale of products based on our technology. During the quarter ended April 30, 2007, we received our first purchase order for Cupria™ products. This order, for $114,000 is expected to be fulfilled during our third fiscal quarter. However, because it is subject to cancellation by the purchaser without penalty, there can be no assurance that this order will result in a completed sale.

We estimate that we will need an additional $1 million to accelerate our sales, marketing, manufacturing and customer service activities. In addition, we will need to raise approximately $735,000 to repay two short-term loans that will become due and payable in July and August 2007. We presently do not have the capital resources to undertake any of these steps, or to repay these debts, although we do have a commitment from an institutional investor to purchase $6 million of 7% Senior Secured Convertible Debentures upon our request. The complexity of our technology could result in unforeseen delays or expenses in the commercialization process, and there can be no assurance that we will be able to successfully commercialize our semiconductor technology.

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

We outsourced all of the development activities with respect to our products to independent third party developers until April 2006, when we hired our first engineer. During the fourth fiscal quarter of 2006, we hired a Vice President to oversee the development and marketing of our semiconductors as well as three other engineering employees to supervise the continued development of our products. During the three months ended April 30, 2007 and 2006, we expended $161,946 and $52,556, respectively, for research and development of our semiconductor technology. During the six months ended April 30, 2007 and 2006, we expended $809,620 and $137,600, respectively, for research and development of our semiconductor technology.

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

SFAS 123(R) also requires that the cash retained as a result of the tax deductibility of the increase in the value of share-based arrangements be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. Prior to the adoption of SFAS 123(R), such amounts were required to be presented as a component of cash flows from operating activities. Due to our tax net operating loss position, we do not realize cash savings as a result of the tax deduction for stock-based compensation. Accordingly, the adoption SFAS 123(R) had no effect on our cash flows from operating or financing activities for the six months ended April 30, 2007.

We have continued to attribute the value of stock-based compensation to expense on the straight-line single option method.

Stock-based compensation expense recognized under SFAS 123(R) related to employee stock options was $117,183 and $227,948 for the three months and six months ended April 30, 2007, respectively, and $378,802 and $447,839 for the three months and six months ended April 30, 2006, respectively. Stock-based-compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 was $0 and $247,057 for the three months and six months ended April 30, 2006, respectively.

Stock-based compensation expense recognized for non-employees under other accounting standards was $495,221 and $1,274,275 for the three months and six months ended April 30, 2007, respectively, and $292,766 and $315,674 for the three months and six months ended April 30, 2006, respectively.

As stock-based compensation expense recognized in the consolidated statement of operations for the three months and six months ended April 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

We commenced amortization of capitalized software development costs during December 2005 and recorded amortization expense of $270,363 and $530,666 during the three months and six months ended April 30, 2007, respectively, and $212,536 and $315,232 during the three months and six months ended April 30, 2006, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2007 AND THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2006

REVENUES.   We had no revenues for the three months or the six months ended April 30, 2007. Revenues for the three months ended April 30, 2006 were $18,698 and for the six months ended April 30, 2006 were $58,874, and were entirely from our entertainment business. Revenues decreased 100% for both the three months and six months ended April 30, 2007 as we received no guarantee or license payments related to the distribution of our Film during the period. No revenues were recorded in connection with our semiconductor business during the three months or the six months ended April 30, 2007 and 2006.

OPERATING EXPENSES.  Operating expenses primarily include the amortization of technology license and capitalized software development fees, research and development expenses in connection with the semiconductor business, and selling, general and administrative expenses.

Total operating expenses increased 1% or $26,295 to $1,840,388 for the three months ended April 30, 2007 from $1,814,093 for the three months ended April 30, 2006. This slight increase is due to the combination of an increase in software amortization of $57,827, or 27%, from $212,536 for the three months ended April 30, 2006 to $270,363 for the three months ended April 30, 2007. Also, research and development costs increased 208%, or $109,390, to $161,946 for the three months ended April 30, 2007 from $52,556 for the three months ended April 30, 2006. This was primarily due to the increase in compensatory elements of stock options granted since the hiring increase began in late April 2006. Both of these increases are offset by the decrease for the three months ended April 30, 2007 of $140,922 or 10% in selling, general and administrative expenses, primarily due to decreases in professional fees related to the filing of a registration statement in April 2006 which were incurred during the three months ended April 30, 2006.

Total operating expenses increased 49% or $1,386,677 to $4,195,581 for the six months ended April 30, 2007 from $2,808,904 for the six months ended April 30, 2006. This increase is due to the combination of an increase in software amortization of $215,434, or 68%, from $315,232 for the six months ended April 30, 2006 to $530,666 for the six months ended April 30, 2007. Also, research and development costs increased 488%, or $672,020, to $809,620 for the six months ended April 30, 2007 from $137,600 for the six months ended April 30, 2006. This was primarily due to the increase in employees since April 2006, from one engineer at the end of April 2006, to an engineering vice-president, and five engineers, plus three consultants and a technical assistant. Finally, there is a 21% increase in selling, general and administrative costs, from $2,356,072 for the six months ended April 30, 2006 to $2,855,295 for the six months ended April 30, 2007. This increase is also primarily attributable to increases in employees, from four administrative employees at the end of April 2006 to an increase which included a Controller, an Executive Vice President of Sales, and a Marketing Manager, plus four consultants and two marketing sub-contractors. This increase has been offset by a reduction in professional fees related to the filing of a registration statement in April 2006 which were incurred during the six months ended April 30, 2006.

Amortization of technology licenses and capitalized software development fees was $270,363 for the three months ended April 30, 2007 as compared to $212,536 for the three months ended April 30, 2006. This is due to the increase in capitalized research and development costs and the purchase of technology from 1021 Technologies, Inc. and 1021 Technologies KK during the year ended October 31, 2006. Amortization of technology licenses and capitalized software development fees was $530,666 for the six months ended April 30, 2007 as compared to $315,232 for the six months ended April 30, 2006. This is also due to the increase in capitalized research and development costs and the purchase of technology from 1021 Technologies, Inc. and 1021 Technologies KK during the year ended October 31, 2006, plus the recognition of 1.5 more months of amortization for the six months ended April 30, 2007 than for the six months ended April 30, 2006.

Research and development expenses increased by 208% or $109,390 to $161,946 for the three months ended April 30, 2007 from $52,556 for the three months ended April 30, 2006. This increase is principally attributable to the increase in employees, as referred to above, for the year ended October 31, 2006 and increasing salaries, payroll taxes and benefits for the three months ended April 30, 2007, as compared to using outsourced consultants during the three months ended April 30, 2006. For the six months ended April 30, 2007, the increase was 488%, from $137,600 for the six months ended April 30, 2006 to $809,620 for the six months ended April 30, 2007. In addition to salaries, wages and benefits of $185,694 associated with these employees, the compensatory element of stock option issuances recognized for the six months ended April 30, 2007 was $443,432, the majority of which is accounted for by a share-based payment valued at $395,000 to eSilicon, the initial payment required to commence pre-production work for Release 2.0 of the Cupria product line. For the six months ended April 30, 2006, there were no salaries, wages and benefits, and compensatory element of stock option issuances recognized for research and development was only $26,860. Also, for the six months ended April 30, 2007, consulting expense for research and development activities was $102,100 as compared with $12,920 for the six months ended April 30, 2006. This is primarily because during the three months and six months ended April 30, 2006, most of the technical and engineering work to complete the new Cupria releases was being performed by Hellosoft, the costs for which were being capitalized to capitalized software. Finally, purchasing of research and development materials increased for the three months ended April 30, 2007 to $17,768 from $0 for the three months ended April 30, 2006, and increased to $55,333 for the six months ended April 30, 2007 from $0 for the six months ended April 30, 2006.

Total selling, general and administrative expenses decreased 10% or $140,922 to $1,408,079 for the three months ended April 30, 2007 from $1,549,001 for the three months ended April 30, 2006. The decrease is primarily the result of an increase in salaries and wages due to an increase in employees, having added three full-time employees during the year ended October 31, 2006, offset by a decrease of $201,765 in legal and accounting fees from the three months ended April 30, 2006, again, these 2006 amounts were driven by professional fees related to the filing of a registration statement. We had three full-time employees and one part-time employee for the three months ended April 30, 2006. The increase of 21% or $499,223 to $2,855,295 for the six months ended April 30, 2007 from $2,356,072 for the six months ended April 30, 2006, was primarily caused by the increase in headcount referred to above, including an increase of $75,081 in the compensatory element of stock options granted, from $983,710 for the six months ended April 30, 2006 to $1,058,791 for the six months ended April 30, 2007. Additionally, one marketing strategy was to invest in the development of an independent Special Interest Group, established for the benefit of promoting IPSL. The consulting expenses associated with this activity were $22,666 for the three months ended April 30, 2007, and $49,332 for the six months ended April 30, 2007. There were no such expenses during the three or six months ended April 30, 2006.

OTHER (INCOME) EXPENSES.  Other expenses-net included interest income, interest expense, a gain/loss on the change in fair value of derivative liabilities, amortization of deferred financing costs, gain on forgiveness of principal and interest on a promissory note, and a loss on exchange of notes payable into common stock. In total, for the three months ended April 30, 2007, there was income of $1,718,569 as compared with a loss of $7,881,451 for the three months ended April 30, 2006. For the six months ended April 30, 2007, there was a loss of $3,716,722, a decrease of 55% from the loss of $8,244,692 for the six months ended April 30, 2007. Explanations for the changes in individual line items are described further below.

Interest expense decreased 98% or $6,498,797 to $154,016 for the three months ended April 30, 2007 from $6,652,813 for the three months ended April 30, 2006. Interest expense decreased 63% or $4,957,252 to $2,940,517 for the three months ended April 30, 2007 from $7,897,769 for the three months ended April 30, 2006. The decreases are primarily due to the value allocated to the warrants related to the 2006 Debentures for the three months and six months ended April 30, 2006 that did not occur in 2007, offset by an increase in amortization and write-off of debt discount due to increased conversions of our convertible debentures during the three months and six months ended April 30, 2007 as compared to the three months and six months ended April 30, 2006.

We recognized a change of $1,900,394 on the change in fair value of derivative liabilities for the three months ended April 30, 2007, a change of $2,360,794 or 513% from $460,400 for the three months ended April 30, 2006. The gain was due primarily to a decrease in the market price of our common stock during the three months ended April 30, 2007 as compared to three months ended April 30, 2006. The closing market price of our common stock was $0.097 and $0.125 per share as of April 30, 2007 and 2006, respectively. In general, decreases in the market price of our common stock as compared to the exercise price of our warrants or options results in decreases in the fair value of the warrant or option as estimated using the Black-Scholes model. For the six months ended April 30, 2007, we recognized a gain of $361,747 as compared with a loss of $484,538 for the six months ended April 30, 2006, a difference of $846,285 or 175%. The gain was the result of the decrease in the market price of the stock as compared with the exercise price of the derivatives, as described above.

The amortization of deferred financing costs decreased 87% or $283,691 to $41,161 for the three months ended April 30, 2007 from $324,852 for the three months ended April 30, 2006. The amortization of deferred financing costs increased 105% or $597,028 to $1,165,847 for the six months ended April 30 2007 from $568,819 for the six months ended April 30, 2006. The increase is primarily a result of the conversions of the 2006 Debentures during the three months ended January 31, 2007. Upon conversion or repayment of debt prior to its maturity date, a pro-rata share of debt discount and deferred financing costs are written off and recorded as expense.

Other expenses were also higher during the three months and six months ended April 30, 2006 due to the loss recognized on exchange of notes payable into common stock of $446,386.

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

Other income primarily represents interest earned on short-term investments and favorable cash management positions for the three months and six months ended April 30, 2007.

NET LOSS.  For the three months ended April 30, 2007 our net loss decreased 99% or $9,555,027 to $121,819 from $9,676,846 for the three months ended April 30, 2006. For the six months ended April 30, 2007 our net loss decreased 28% or $3,062,419 to $7,912,303 from $10,974,722 for the six months ended April 30, 2006, primarily as the result of decreases in interest expense and the gain on the change in fair value of the derivatives, offset by increases in amortization of deferred financing costs, increases in operating expenses, and the gain on forgiveness of principal and interest on the Zaiq Note.

LIQUIDITY AND CAPITAL RESOURCES

Cash was $286,176 at June 8, 2007, $287,272 as of April 30, 2007, and $2,090,119 as of October 31, 2006.

Net cash used in operating activities was $1,929,641 for the six months ended April 30, 2007, compared to $1,350,482 for the six months ended April 30, 2006. The increase in cash used in operations was principally the result of the following items:

•	a decrease in the net loss, which was $7,912,303 for the six months ended April 30, 2007, compared to $10,974,722 for the six months ended April 30, 2006; and

•
a net increase for the six months ended April 30, 2007 in other current assets, other assets, and accounts payable and accrued liabilities of $242,111, compared to a net increase of $190,216 for the six months ended April 30, 2006;

impacted primarily by the following non-cash items:

•
a net increase of $491,653 in consulting fees and other compensatory elements of stock issuances to $1,502,223 for the six months ended April 30, 2007, as compared with $1,010,570 for the six months ended April 30, 2006; principally due to the issuance of common stock with a value of $395,000 in exchange for services;

•	a gain on the change in fair value of derivative liabilities of $361,747 for the six months ended April 30, 2007, as compared to a loss of $484,538 for the six months ended April 30, 2006;

•
interest expense related to fair value of Investors’ warrants at issuance in excess of debt discount of $5,608,156 for the six months ended April 30, 2006 which did not occur during the six months ended April 30, 2007;

•	loss on exchange of notes payable into common stock of $446,386 for the six months ended April 30, 2006 which did not occur during the six months ended April 30, 2007;

•
a gain on forgiveness of principal and interest on the promissory note to Zaiq Technologies, Inc. of $1,169,820 for the six months ended April 30, 2006 which did not occur during the six months ended April 30, 2007;

•	a net increase of $597,028 in amortization of deferred financing costs to $1,165,847 for the six months ended April 30, 2007, as compared with $568,819 for the six months ended April 30, 2006;

•	a net increase of $724,606 in amortization of debt discount on notes to $2,893,510 for the six months ended April 30, 2007, as compared with $2,168,904 for the six months ended April 30, 2006; and

•
a net increase of $215,434 in amortization of technology license and capitalized software development fees to $530,666 for the six months ended April 30, 2007, as compared with $315,232 for the six months ended April 30, 2006.

Net cash provided by investing activities was $560,794 for the six months ended April 30, 2007 compared to a use of cash from investing activities of $204,499 for the six months ended April 30, 2006. The net increase was due to proceeds from the maturity of short-term investments and from the sale of certain trademark rights, offset by capitalization of research and development costs and software development fees, as well as the purchase of equipment and leasehold improvements related to the buildout of our headquarters office facility.

Net cash provided by financing activities for the six months ended April 30, 2007 was $566,000, the result of proceeds from a $300,000 note payable, and proceeds from the issuance of common stock of $300,000. This was a decrease of $4,622,970 from the six months ended April 30, 2006, because during that period there was an issuance of $6 million convertible debentures, proceeds from the exercise of warrants of $568,531, and $750,000 in proceeds from a note payable, offset by repayments of notes payable and convertible notes payable, as well as the capitalization of financing costs associated with the convertible debentures and the notes payable.

Since inception, we have funded our operations primarily through the issuance of our common stock and debt securities. A description of recent financing transactions and our repayment obligations with respect to our outstanding debt securities is discussed below.

In May 2007, we received $400,000 in proceeds from the issuance of a note payable which matures on August 22, 2007.

In April 2007, we received $300,000 in proceeds from the sale of unregistered securities.

In March 2007, we received $300,000 in proceeds from the issuance of a note payable, together with the issuance of 3,333,333 in warrants convertible into unregistered shares of common stock. The note is due and payable on July 31, 2007.

In March 2006, we sold $6,000,000 in aggregate principal amount of our Senior Secured 7% convertible debentures and warrants, receiving net proceeds of approximately $4.5 million after the payment of offering related costs (the “2006 Debentures”). As of April 30, 2007, approximately $5.6 million of principal amount and interest of the 2006 Debentures had been converted into approximately 73.4 million shares of our common stock and there was $662,000 of principal amount of the 2006 Debentures outstanding. The 2006 Debentures mature in March 2008.

In January 2006, we entered into a loan agreement with an institutional investor pursuant to which we borrowed $750,000. The outstanding principal and accrued interest on this loan was repaid in March 2006 from the proceeds of the 2006 Debentures.

In May 2005, we sold $3.5 million in aggregate principal amount of our Senior Secured 7% convertible debentures and warrants (the “2005 Debentures”) in a private placement to certain private and institutional investors. As of April 30, 2007, approximately $3.6 million of principal amount and interest of the 2005 Debentures had been converted into approximately 170.1 million shares of our common stock and there was $4,280 of principal amount of the 2005 Debentures outstanding. The 2005 Debentures mature in May 2008.

In December 2003, April 2004 and May 2004,we sold $1,350,000 in aggregate principal amount and received net proceeds of approximately $1,024,000 from the private placement to certain private and institutional investors of our three year 7% convertible debentures and warrants (the “7% Debentures”). As of April 30, 2007, approximately $1.4 million of principal amount and interest of the 7% Debentures had been converted into approximately 9.1 million shares of our common stock and there was $75,000 of principal amount of the 7% Debentures outstanding. The 7% Debentures matured in May 2007, however, they have not yet been repaid.

As of June 8, 2007, we had $286,176 in cash. An institutional investor that has been a prior investor in the Company has committed to purchase $6 million of 7% Senior Secured Convertible Debentures upon our request at any time through July 31, 2007. As a result, management believes funds on hand or committed to us will enable us to meet our liquidity needs for the next twelve months. Nevertheless, circumstances may arise that would require us to raise additional capital in order to meet our liquidity needs and satisfy our current business plan prior to the receipt of revenues from our semiconductor business.

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

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The Company is evaluating the impact of this pronouncement on the Company’s consolidated financial position, results of operations and cash flows.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect these controls during the three months and six months ended April 30, 2007.

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2007 we issued 317,460 shares of common stock to a company in payment of services valued at $29,524.

In April 2007, we issued:
(i)
warrants to purchase 3,333,333 shares of our common stock at an exercise price of $0.10 per share to one institutional investor in connection with a bridge loan to the Company, more fully described in Item 5 below; and

(ii)	6,000,000 shares of common stock to one investor for aggregate proceeds of $300,000.

In May 2007, subsequent to the three months ended April 30, 2007, we issued:
(i)	options to purchase 300,000 shares of common stock at an exercise price of $0.10 per share to one employee and one consultant valued at $30,000;
(ii)	30,487 shares of common stock to one individual in payment of services valued at $2,500; and
(ii)	2,500,000 shares of common stock to one investor in two transactions for aggregate proceeds of $125,000.

In June 2007, subsequent to the three months ended April 30, 2007, we issued 1,200,000 shares of common stock to one vendor in payment of services valued at $75,600.

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

ITEM 5. Other Information.

On April 2, 2007, the Company entered into a Bridge Loan Agreement (the “Loan Agreement”), dated as of March 26, 2007 with Double U Master Fund, L.P., an institutional investor (the “Lender”), pursuant to which the Lender loaned to the Company $300,000. After the payment of transaction related fees and expenses, the Company received net proceeds of $266,000. The net proceeds will be used for general corporate purposes.

To secure the Company’s obligations under the Loan Agreement, the Company granted a security interest in substantially all of its assets, including without limitation, its intellectual property, in favor of the Lender under the terms and conditions of a Security Interest Agreement (the “Security Agreement”) dated as of the date of the Loan Agreement. The security interest terminates upon payment or satisfaction of all of the Company’s obligations under the Loan Agreement. Pursuant to the Loan Agreement, the Company issued to the Lender a secured promissory note in the principal amount of $324,000 (the “Note”), representing an original issue discount of 8%. The Note will mature on the date (the “Maturity Date”) which is the earlier of (i) July 31, 2007, or (ii) the date the Company effects a subsequent financing that, individually or when combined with other financings completed by the Company after April 2, 2007, results in gross proceeds to the Company of at least $2 million. In addition, the Lender may accelerate the Maturity Date in the event of a material default under the terms of the Note. Prior to the Maturity Date, the Company may, at its option, prepay the Notes in whole or in part. If not paid at maturity, interest on the Notes will accrue at 24% per annum from the Maturity Date until the actual date of payment. Under the terms of the Note, the holder may declare the Note immediately due and payable upon the occurrence of an event of default (as defined in the Note), including without limitation the following: (i) the Company’s failure to pay principal or other amounts due under the Note when due, (ii) the Company’s material breach of any of its representations or warranties made in the Loan Agreement, the Notes or the other transaction documents, (iii) the Company’s failure to observe any undertaking contained in the Notes or the other transaction documents in a material respect if such failure continues for 30 calendar days after notice, (iv) the Company’s insolvency or liquidation or a bankruptcy event, or (v) the entry of a money judgment, writ of attachment or similar process in excess of $750,000 if such judgment, writ of attachment or similar process remains unvacated for 60 days.

In connection with the Loan Agreement, the Company issued to the Lender warrants expiring in April 2012 to purchase up to 3,333,333 shares of the Company’s common stock at an exercise price of $0.10 per share (the “Bridge Loan Warrants”). The exercise price of the Bridge Loan Warrants is subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger or if, prior to the expiration of the exercise period, the Company effects a subsequent financing transaction in which the per share purchase price of any common stock, the conversion price of any securities convertible into common stock, or the exercise price of any warrants, sold or issued in such transaction is lower than the exercise price of the Bridge Loan Warrants. Because the Company sold common stock at $0.05 per share, the exercise price of the Bridge Loan Warrants has been reduced to $0.05 per share. The holder of the Bridge Loan Warrant is entitled to exercise the warrant on a cashless basis at any time following the first anniversary of its issuance unless, at the time of exercise, there is an effective registration statement covering the resale of the shares of Common Stock issuable upon exercise of the Bridge Loan Warrant.

The note and warrant issued in this transaction, and the common stock issuable upon exercise of the warrant, have not been registered under the Securities Act of 1933, as amended (the “Act”) and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Act. The Company is not under any obligation to register any of such securities. The Company believes that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Act as a transaction not involving a public offering.

The foregoing description is qualified in its entirety by reference to the Bridge Loan Agreement, Form of Note, Form of Bridge Loan Warrant and Security Agreement attached hereto as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, and incorporated herein by reference.

The Lender was the purchaser of $225,000 principal amount of the Company’s 7% Secured Convertible Debentures due May 2008 issued in May 2005 (the “2005 Debentures”) and $1,000,000 principal amount of the Company’s 7% Secured Convertible Debentures due in March 2008 issued in March 2006 (the “2006 Debentures” and collectively with the 2005 Debentures, the “Debentures”). In connection with the purchase of the Debentures, the Lender received warrants to purchase shares of the Company’s common stock. Except for the above-described investments in the Company, there is no material relationship between the Lender, on the one hand, and the Company or any of its affiliates on the other hand. See the Company’s Registration Statement on Form SB-2/A (Reg. No. 333-133508) and the Prospectus filed by the Company dated August 16, 2006, for a description of the Debentures and the Company’s agreements with the holders thereof.

On May 24, 2007, the Company issued a convertible promissory note in favor of the Charles R. Cono Trust (the “Trust”) in the amount of $400,000 (the “Note”). The Note is due and payable on August 22, 2007 and bears a 10% interest rate. In the event the Note is not repaid by the maturity date, or is otherwise in default, the unpaid portion of the Note will become convertible, in whole or in part, into shares of the Company’s common stock at a conversion price of $0.08 per share. The Trust has previously made loans to the Company in the form of promissory notes, none of which are currently outstanding and the Trust and its Trustee are currently shareholders of the Company. Except for the Note and the fact that the Trust and its Trustee are shareholders, there is no material relationship between the Trust on the one hand, and the Company or any of its affiliates on the other hand.

ITEM 6.  Exhibits

10.1	Bridge Loan Agreement, dated as of March 26, 2007 between Rim Semiconductor Company and Double U Master Fund, L.P.*
10.2	Form of Note Issued in Connection with the Bridge Loan Agreement*
10.3	Form of Warrant Issued in Connection with the Bridge Loan Agreement*
10.4	Security Interest Agreement, dated as of March 26, 2007 among Rim Semiconductor Company, Double U Master Fund, L.P. (the “Secured Party”) and Krieger & Prager, LLP, as agent for the Secured Party*
10.5	Convertible Promissory Note, dated May 24, 2007, in favor of the Charles R. Cono Trust*
31.1	Rule 13a-14/15d-14(a) Certification*
32.1	Section 1350 Certification*
____________________
* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIM SEMICONDUCTOR COMPANY

DATE: June 12, 2007	BY:	/s/ Brad Ketch
Brad Ketch
President and Chief Executive Officer (Principal Executive Officer, Financial and Accounting Officer and Authorized Signatory)