Form 10QSB
period 2007-07-31
Rim Semiconductor CO
filed 2007-09-14
CIK 1026595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 000-21785

RIM SEMICONDUCTOR COMPANY

(Exact name of small business issuer as specified in its charter)

UTAH	95-4545704
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification no.)

305 NE 102ND AVENUE, SUITE 350 PORTLAND, OREGON 97220	(503) 257-6700
(Address of principal executive offices)	(Issuer’s telephone number, including area code)

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

The number of shares of the issuer’s Common Stock, par value $.001 per share, outstanding as of September 12, 2007, was 463,234,190.

Transitional Small Business Disclosure Format (Check one)	Yes ☐ No ☒

FORM 10-QSB

RIM SEMICONDUCTOR COMPANY

JULY 31, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

July 31, 2007
ASSETS

Current Assets:
Cash and cash equivalents	$241,930
Other current assets	152,877
TOTAL CURRENT ASSETS	394,807

Property and equipment - net	187,413
Technology licenses and capitalized software development costs - net	1,764,435
Deferred financing costs - net	183,736
Other assets	22,144
TOTAL ASSETS	$2,552,535

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Convertible notes payable	$478,000
Notes payable (net of debt discount of $784,000)	716,000
Convertible debentures (net of debt discount of $200,080)	531,200
Derivative liabilities - warrants, options and embedded conversion option	3,688,060
Accounts payable and accrued expenses	1,205,433
TOTAL CURRENT LIABILITIES	6,618,693

TOTAL LIABILITIES	6,618,693

Commitments, Contingencies and Other Matters

Stockholders’ Deficiency:

Preferred stock - $0.01 par value; Authorized - 15,000,000 shares; Issued - 0 shares; Outstanding - 0 shares	--
Common stock - $0.001 par value; Authorized - 900,000,000 shares; Issued - 459,524,043 shares; Outstanding - 459,024,189 shares	459,524
Treasury stock, at cost - 499,854 shares	(7,498)
Additional paid-in capital	84,990,747
Unearned compensation	(1,578,025)
Accumulated deficit	(87,930,906)
TOTAL STOCKHOLDERS’ DEFICIENCY	(4,066,158)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,552,535

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended July 31,
	2007	2006

REVENUES	$14,757	$59,899

OPERATING EXPENSES:
Impairment of technology licenses and capitalized software development costs	4,415,943	--
Amortization of technology licenses and capitalized software development costs	809,821	531,692
Research and development expenses (including stock based compensation of $466,170 and $26,860, respectively)	1,041,884	255,821
Selling, general and administrative expenses (including stock based compensation of $1,764,331 and $1,501,569, respectively)	4,390,257	3,700,983

TOTAL OPERATING EXPENSES	10,657,905	4,488,496

OPERATING LOSS	(10,643,148)	(4,428,597)

OTHER EXPENSES (INCOME):
Interest expense	3,255,762	9,275,907
Change in fair value of derivative liabilities	(3,016,018)	12,128,413
Amortization of deferred financing costs	1,230,087	1,017,659
Gain on forgiveness of principal and interest on Zaiq Note	--	(1,169,820)
Loss on exchange of notes payable into common stock	--	446,386
Other	(29,250)	(3,000)
TOTAL OTHER EXPENSES	1,440,581	21,695,545

NET LOSS	$(12,083,729)	$(26,124,142)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.03)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	420,534,014	286,694,814

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended July 31,
	2007	2006

REVENUES	$14,757	$1,025

OPERATING EXPENSES:
Impairment of technology licenses and capitalized software development costs	4,415,943	--
Amortization of technology licenses and capitalized software development costs	279,155	216,460
Research and development expenses (including stock based compensation of $22,738 and $0, respectively)	232,264	119,888
Selling, general and administrative expenses (including stock based compensation of $705,540 and $517,859, respectively)	1,534,962	1,343,244

TOTAL OPERATING EXPENSES	6,462,324	1,679,592

OPERATING LOSS	(6,447,567)	(1,678,567)

OTHER EXPENSES (INCOME):
Interest expense	315,245	1,378,138
Change in fair value of derivative liabilities	(2,654,271)	11,643,875
Amortization of deferred financing costs	64,240	448,840
Other	(1,355)	--
TOTAL OTHER EXPENSES (INCOME)	(2,276,141)	13,470,853

NET LOSS	$(4,171,426)	$(15,149,420)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	440,632,466	324,964,555

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For The Nine Months Ended July 31, 2007
(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Deficiency

Balance at November 1, 2006	356,399,782	$356,400	(499,854)	$(7,498)	$75,215,263	$(1,197,034)	$(75,847,177)	$(1,480,046)
Issuance of common stock for cash	11,740,000	11,740	--	--	575,260	--	--	587,000
Issuance of common stock under service and consulting agreements	23,284,938	23,285	--	--	2,276,339	(2,299,624)	--	--
Issuance of common stock in connection with notes payable	10,000,000	10,000	--	--	690,000	--	--	700,000
Issuance of common stock for conversion of convertible debentures and accrued interest	57,034,788	57,034	--	--	4,044,799	--	--	4,101,833
Issuance of common stock in satisfaction of liquidated damages	464,535	465	--	--	68,082	--	--	68,547
Issuance of common stock upon exercise of stock options for the settlement of vendor payables	600,000	600	--	--	18,540	--	--	19,140
Stock based compensation expense recognized for the granting and vesting of options to employees and advisory board members	--	--	--	--	341,392	--	--	341,392
Reclassification of derivative liability upon exercise of options	--	--	--	--	71,521	--	--	71,521
Reclassification of conversion option liability	--	--	--	--	1,689,551	--	--	1,689,551
Amortization of unearned compensation expense	--	--	--	--	--	1,918,633	--	1,918,633
Net loss	--	--	--	--	--	--	(12,083,729)	(12,083,729)
Balance at July 31, 2007	459,524,043	$459,524	(499,854)	$(7,498)	$84,990,747	$(1,578,025)	$(87,930,906)	$(4,066,158)

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended July 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,083,729)	$(26,124,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting fees and other compensatory elements of stock issuances	2,230,501	1,528,429
Change in fair value of derivative liabilities	(3,016,018)	12,128,413
(Gain)/Loss on disposal of property and equipment	614	--
Loss on impairment of technology licenses and capitalized software development costs	4,415,943	--
Fair value of Investors’ warrants in excess of debt discount	--	5,608,156
Loss on exchange of notes payable into common stock	--	446,386
Gain on forgiveness of principal and interest on Zaiq Note	--	(1,169,820)
Amortization of deferred financing costs	1,230,087	1,017,659
Amortization of debt discount on notes	3,187,404	3,290,683
Amortization of technology licenses and capitalized software development fees	809,821	531,692
Depreciation	17,281	2,306
Change in assets
Other current assets	(42,611)	(96,615)
Other assets	--	2,486
Change in liabilities
Accounts payable and accrued expenses	229,459	519,473
NET CASH USED IN OPERATING ACTIVITIES	(3,021,248)	(2,314,894)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of trademark rights	200,000	--
Proceeds from maturity of short-term investments	1,000,000	--
Acquisition and costs of capitalized software and development fees	(710,179)	(375,000)
Acquisition of property and equipment	(140,762)	(6,539)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	349,059	(381,539)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	587,000	--
Proceeds from exercise of warrants	--	697,407
Purchase of treasury stock	--	(7,498)
Proceeds from notes payable	1,700,000	750,000
Proceeds from convertible debentures	--	6,000,000
Capitalized financing costs	(139,000)	(742,450)
Repayments of notes payable	(324,000)	(944,291)
Repayments of convertible notes payable	--	(460,322)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,824,000	5,292,846

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(848,189)	2,596,413

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,090,119	373,481

CASH AND CASH EQUIVALENTS - END OF PERIOD	$241,930	$2,969,894

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended July 31,
	2007	2006

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$76,025	$3,350

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Common stock issued for conversion of convertible debentures, notes payable and accrued interest	$4,101,833	$3,777,854

Issuance of common stock upon exercise of stock options for the settlement of vendor payables	$19,140	$--

Value assigned to warrants granted in connection with notes payable	$226,567	$120,000

Value assigned to common stock issued in connection with notes payable	$700,000	$--
Value recorded as debt discount relating to warrants issued to purchasers of convertible debentures	$--	$3,428,571

Value assigned on issuance date to warrants issued to placement agent	$--	$1,792,452

Value assigned to conversion option liability in connection with issuance of convertible debentures	$--	$2,571,429

Common stock issued for the settlement of accrued liquidated damages	$68,547	$--

Deferred compensation converted to convertible note payable	$--	$212,450

Reclassification of conversion option liability to equity	$1,689,551	$947,211

Reclassification of derivative liability upon exercise of options and warrants	$71,521	$1,141,769

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

These results for the three months and nine months ended July 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Rim Semiconductor Company was incorporated under the laws of the State of Utah on December 5, 1985. In November 1999, the Company began to focus its business activities on the development of new semiconductor technologies. Pursuant to such plan, in February 2000, the Company acquired NV Technology, Inc. and commenced its technology business. The Company’s technology business has generated no revenues to date.

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

The Company has significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its business plan. For the three months ended July 31, 2007 and 2006, the Company incurred net losses of approximately $4.2 million and $15.1 million, respectively, and approximately $12.1 million and $26.1 million for the nine months ended July 31, 2007 and 2006, respectively. As of July 31, 2007, the Company has a working capital deficiency of approximately $6.2 million. In addition, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities through at least July 31, 2008.

In September 2007, an institutional investor that had previously invested in the Company committed to purchase $6 million of convertible debentures upon the Company’s request at any time through January 1, 2008. Management believes that the net proceeds from this financing, together with $241,930 in cash as of July 31, 2007, is sufficient to fund the planned expenditures through at least July 31, 2008.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND BUSINESS OPERATIONS (CONTINUED)

Liquidity Discussion (Continued)

Management of the Company is continuing its efforts to secure additional funds through equity and/or debt instruments to fund ongoing operations. After July 31, 2008, the Company may require additional funds for its operations and to pay down its liabilities, as well as finance its expansion plans consistent with its business plan. However, there can be no assurance that the Company will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to the Company.

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

The Company periodically performs reviews of the recoverability of such capitalized software development costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, the capitalized cost of each software product is then valued at the lower of its remaining unamortized costs or net realizable value (See Note 4).

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

The fair value of derivative financial instruments was estimated during the nine months ended July 31, 2007 and 2006 using the Black-Scholes model and the following range of assumptions:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Expected dividends	None	None	None	None

Expected volatility	57.9 - 125.9%	90.0 - 123.5%	47.9 - 136.9%	95.3 - 308.8%

Risk-free interest rate	4.6 - 5.0%	4.9%	4.5 - 5.2%	4.3 - 4.9%

Contractual term (years)	0.2 - 9.0	0.1 - 9.9	0.2 - 9.5	0.1 - 9.9

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

For the three months and nine months ended July 31, 2007 and 2006, no effect has been given to outstanding options, warrants, convertible notes payable, or convertible debentures in the diluted computation, as their effect would be anti-dilutive.

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

SFAS 123(R) also requires that the cash retained as a result of the tax deductibility of the increase in the value of share-based arrangements be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. Prior to the adoption of SFAS 123(R), such amounts were required to be presented as a component of cash flows from operating activities. Due to the Company’s tax net operating loss position, the Company does not realize cash savings as a result of the tax deduction for stock-based compensation. Accordingly, the adoption SFAS 123(R) had no effect on the Company’s cash flows from operating or financing activities for the nine months ended July 31, 2007.

The Company has continued to attribute the value of stock-based compensation to expense on the straight-line single option method.

Stock-based compensation expense recognized under SFAS 123(R) related to employee stock options was $113,444 and $341,392 for the three months and nine months ended July 31, 2007, respectively, and $205,240 and $653,079 for the three months and nine months ended July 31, 2006, respectively. Stock-based-compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 was $0 and $247,057 for the three months and nine months ended July 31, 2006, respectively.

Stock-based compensation expense recognized for non-employees under other accounting standards was $614,834 and $1,889,109 for the three months and nine months ended July 31, 2007, respectively, and $312,619 and $628,293 for the three months and nine months ended July 31, 2006, respectively.

As stock-based compensation expense recognized in the consolidated statement of operations for the three months and nine months ended July 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for financial impairment, and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values (See Note 4).

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

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

At July 31, 2007
Leasehold improvements	$127,032
Furniture and fixtures	19,554
Office equipment	63,163
209,749
Accumulated depreciation and amortization	(22,336)
Total	$187,413

For the three months and nine months ended July 31, 2007, depreciation and amortization expense was $7,843 and $17,281, respectively. For the three months and nine months ended July 31, 2006, depreciation and amortization expense was $1,067 and $2,306, respectively.

NOTE 4 - TECHNOLOGY LICENSES AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Technology licenses and capitalized software development costs consist of the following:

At July 31, 2007
Technology licenses	$5,751,000
Purchased technology	228,000
Capitalized software development cost	1,788,225
7,767,225
Loss on impairment	(4,415,943)
(1,586,847)
Total	$1,764,435

The weighted average useful life of the Company’s capitalized software was approximately 6 years as of July 31, 2007. The Company commenced amortization of technology licenses and capitalized software development costs during December 2005 when the Company made available to the market the Cupria Cu5001 semiconductor and has recorded amortization expense of $279,155 and $809,821 during the three months and nine months ended July 31, 2007, respectively, and $216,460 and $531,692 during the three months and nine months ended July 31, 2006, respectively.

No assurance can be given that products the Company releases based upon the licensed technology and capitalized software costs will receive market acceptance. If the Company determines in the future that the capitalized costs are not recoverable, the carrying amount of the technology license would be reduced, and such reduction could be material.

As of July 31, 2007, the Company reassessed the underlying value of its technology due to the development of a new improvement to the Company’s existing data transport technologies. This development, which was completed in August 2007, replaces all of the original design elements that resulted from the Company’s strategic partnership with Adaptive Networks, Inc. (“Adaptive”) and improves certain design elements developed with Hellosoft.  In June 2007, the Company filed a provisional patent application protecting technology that replaces certain aspects of prior versions of its CupriaTM semiconductor platform.  The Company’s current technology does not utilize previously capitalized licenses and software that were incorporated into prior versions of the Company’s CupriaTM semiconductor platform.  As a result of this new technology , the Company reviewed the recoverability of its capitalized technology licenses and software development costs and determined that as of July 31, 2007 the remaining book value of approximately $4.4 million was not recoverable based on estimated future cash flows to be generated from the licenses.  Accordingly, the Company has recognized a loss on impairment of approximately $4.4 million in the condensed consolidated statements of operations for the three months and nine months ended July 31, 2007.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - TECHNOLOGY LICENSES AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS (CONT’D)

The technology licensed from or jointly developed with Adaptive may find use in future products but no estimation of this future value is currently determinable.

NOTE 5 - FILM IN DISTRIBUTION

The Company recognized of revenues $14,757 for each of the three months and nine months ended July 31, 2007. The Company recognized revenues of $1,025 and $59,899 for the three months and nine months ended July 31, 2006, respectively.

NOTE 6 - DEFERRED FINANCING COSTS

As of July 31, 2007, the deferred financing costs consist of costs incurred in connection with the sale of the Company’s outstanding debt:

Deferred financing costs	$3,680,818
Less: accumulated amortization	(3,497,082)

Deferred financing costs, net	$183,736

Costs incurred in connection with debt financings are capitalized as deferred financing costs and amortized over the term of the related debt. If any or all of the related debt is converted or repaid prior to its maturity date, a pro-rata share of the related deferred financing costs are written off and recorded as amortization expense in the period of the conversion or repayment in the consolidated statement of operations. For the three months and nine months ended July 31, 2007, amortization of deferred financing costs was $64,240 and $1,230,087, respectively. For the three months and nine months ended July 31, 2006, amortization of deferred financing costs was $448,840 and $1,017,659, respectively.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

The Company entered into several convertible promissory note agreements with various trusts and individuals to fund the operations of the Company. The Company agreed to repay the principal and an additional amount equal to 50% of the principal on all notes in (1) below.

As of July 31, 2007, the Company has accrued in the aggregate approximately $284,000 of interest which is included as part of accounts payable and accrued expenses. Approximately $237,000 of the accrued interest relates to the Company’s current outstanding convertible promissory notes and $47,000 relates to a previously repaid promissory note.

The outstanding convertible notes are summarized in the table below:

At July 31, 2007
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

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

For all the above convertible notes, the fair values of the conversion options as of July 31, 2007 were nominal due to the conversion price being substantially out-of-the money.

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

To secure the Company’s obligations under the 2006 Debentures, the Company granted a security interest in substantially all of its assets, including without limitation, its intellectual property, in favor of the Investors. The security interest terminated upon the earlier of (i) the date on which less than one-fourth of the original principal amount of the 2006 Debentures issued on the Closing Date are outstanding or (ii) payment or satisfaction of all of the Company’s obligations under the related securities purchase agreement. During the three months ended January 31, 2007, condition (i) was met and the security interest terminated.

The Company agreed to include the shares of common stock issuable upon conversion of the 2006 Debentures and exercise of the related warrants issued to investors and the placement agent in a registration statement filed by the Company with the Securities and Exchange Commission (the “SEC”). Since the registration statement was not declared effective by the SEC by June 23, 2006, the Company was obligated to pay liquidated damages to the holders of the 2006 Debentures. A registration statement covering the common stock issuable upon conversion of the 2006 Debentures and the related warrants issued to investors and the placement agent was declared effective by the SEC on August 16, 2006. These liquidated damages aggregated $212,000. At their option, the holders of the 2006 Debentures were entitled to be paid such amount in cash or shares of restricted common stock at a per share rate equal to the effective conversion price of the 2006 Debentures at the time the liquidated damages became due. During the three months ended January 31, 2007, 464,535 shares of common stock valued at $68,547 were issued as payment for liquidated damages. There were no such payments made during the three months ended April 30, 2007 or the three months ended July 31, 2007. Accrued liquidated damages as of July 31, 2007 was $143,453.

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

As of July 31, 2007, the conversion option liability of $2,571,429 had been reduced to $279,429 as a result of conversions of the 2006 Debentures. During the nine months ended July 31, 2007, $1,689,000 was recorded as a reclassification to stockholders’ equity. Since the issuance of the 2006 Debentures, an aggregate of $2,292,000 has been recorded as a reclassification to stockholders’ equity.

A gain on the change in fair value of the derivative liabilities of $1,697,490 and $1,834,393 was recognized as part of other income during the three months and nine months ended July 31, 2007, respectively. A loss on the change in fair value of the derivative liabilities of $9,315,408 and $6,666,740 was recognized as part of other expense during the three months and nine months ended July 31, 2006, respectively.

During the three months ended January 31, 2007, $3,931,000 of principal amount of 2006 Debentures plus accrued interest of $136,911 were converted into 56,376,123 shares of common stock. During the three months ended April 30, 2007, no principal or accrued interest was converted into shares of common stock. During the three months ended July 31, 2007, $10,000 of principal amount of 2006 Debentures plus accrued interest of $22,601 were converted into 640,344 shares of common stock.

During the three months ended April 30, 2006, no principal or accrued interest was converted into shares of common stock. During the three months ended July 31, 2006, $400,000 of principal amount of 2006 Debentures plus accrued interest of $129,567 were converted into 5,647,147 shares of common stock.

Included in interest expense for the three months and nine months ended July 31, 2007 is $86,367 and $2,917,554, respectively, related to the amortization of the debt discount on these debentures. Included in interest expense for the three months and nine months ended July 31, 2006 is $1,076,881 and $1,495,486, respectively, related to the amortization of the debt discount on these debentures.

The 2006 Debentures are summarized below as of July 31, 2007:

	Outstanding Principal Amount	Unamortized Debt Discount	Net Carrying Value
Current	$652,000	$198,900	$453,100

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

On February 21, 2006, the Company and certain holders of Investor and Compensation Warrants entered into an amendment (the “Warrant Amendment”) to the terms of their warrants. Pursuant to the Warrant Amendment, the Company and certain holders of the Investor and Compensation Warrants agreed to temporarily reduce the exercise price of the Investor and Compensation Warrants to $0.05 per share from February 21, 2006 until March 10, 2006 (the “New Price Exercise Period”). The warrant holders that are parties to the Warrant Amendment were permitted, but not required to, exercise all or any portion of their Investor and Compensation Warrants at a per share price of $0.05 at any time during the New Price Exercise Period, but could not do so by means of a cashless exercise. This reduction in the exercise price of the Investor and Compensation Warrants expired on March 10, 2006. During the New Price Exercise Period, holders of the Investor and Compensation Warrants exercised warrants to purchase 11,370,624 shares of common stock at the reduced exercise price of $0.05 per share, resulting in gross proceeds to the Company of $568,531. Except as expressly provided in the Warrant Amendment, the terms and conditions of the Investor and Compensation Warrants and any related registration rights agreement were unchanged and remain in full force and effect. In addition, the warrant holders agreed to waive any claims arising out of or relating to the failure, if any, to have available registered Warrant Shares, as defined in the Investor and Compensation Warrants, prior to June 23, 2006.

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

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - CONVERTIBLE DEBENTURES (CONTINUED)

2005 Debentures (Continued)

The gross proceeds of $3,500,000 are recorded net of a debt discount of $3,500,000. The debt discount consisted of a $2,000,000 value related to the Investor Warrants and a $1,500,000 value related to the embedded conversion feature in accordance with SFAS No. 133 and EITF Issue No. 00-19. Due to the possibility that an indeterminate number of shares could be issued upon conversion of the 2005 Debentures, the Company separately values and accounts for the embedded conversion feature related to the 2005 Debentures and the Investor Warrants as derivative liabilities. Accordingly, these derivative liabilities are measured at fair value with changes in fair value reported in earnings as long as they remain classified as liabilities.

As of July 31, 2007, the conversion option liability of $1,500,000 had been reduced to $1,834 as a result of conversions of the 2005 Debentures. During the nine months ended July 31, 2007, $551 was recorded as a reclassification to stockholders’ equity. Since the issuance of the 2005 Debentures, an aggregate of $1,498,166 has been recorded as a reclassification to stockholders’ equity.

A gain on the change in fair value of the derivative liabilities of $565,459 and $671,878 was recognized as part of other income during the three months and nine months ended July 31, 2007, respectively. A loss on the change in fair value of the derivative liabilities of $1,058,056 and $4,191,262 was recognized during the three months and nine months ended July 31, 2006, respectively.

During the three months ended January 31, 2007, $1,284 of principal amount of 2005 Debentures plus accrued interest of $37 were converted into 18,321 shares of common stock. During the three months ended April 30, 2007, no principal or accrued interest was converted into shares of common stock. During the three months ended July 31, 2007, no principal or accrued interest was converted into shares of common stock.

During the three months ended January 31, 2006, $1,310,724 of principal amount of 2005 Debentures plus accrued interest of $69,777 were converted into 81,262,199 shares of common stock. During the three months ended April 30, 2006, 464,423 of principal amount of the 2005 Debentures plus accrued interest of $2,401 were converted into 22,908,266 shares of common stock. During the three months ended July 31, 2006, $35,000 of principal amount of the 2005 Debentures plus accrued interest of $1,087 were converted into 443,814 shares of common stock.

Included in interest expense for the three months and nine months ended July 31, 2007 is $360 and $1,735, respectively, related to the amortization of the debt discount related to these debentures. Included in interest expense for the three months and nine months ended July 31, 2006 is $24,643 and $1,550,586, respectively, related to the amortization of the debt discount related to these debentures.

The 2005 Debentures are summarized below as of July 31, 2007:

	Outstanding Principal Amount	Unamortized Debt Discount	Net Carrying Value
Current	$4,280	$1,180	$3,100

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

Under the agreements with the purchasers of the 7% Debentures issued in December 2003, the Company is obligated to pay to the Debenture holders liquidated damages associated with the late filing of the Registration Statement and the missed Registration Statement required effective date of March 30, 2004. Liquidated damages are equal to (x) 2% of the principal amount of all the Debentures during the first 30-day period following late filing or effectiveness and (y) 3% of the principal amount of all Debentures for each subsequent 30-day period (or part thereof). These liquidated damages aggregated to $160,000. At their option, the Debenture holders are entitled to be paid such amount in cash or shares of Common Stock at a per share rate equal to the effective conversion price of the Debentures, which is currently $0.15. Accrued liquidated damages as of July 31, 2007 was $37,550.

During the three months and nine months ended July 31, 2007, no principal or accrued interest was converted into shares of common stock. During the three months and nine months ended July 31, 2006, $50,000 of principal amount plus accrued interest of $8,974 were converted into 393,158 shares of common stock.

Included in interest expense for the three months and nine months ended July 31, 2007 is $57 and $1,548, respectively, related to the amortization of the debt discount related to these debentures. Included in interest expense for the three months and nine months ended July 31, 2006 is $20,255 and $43,736, respectively, related to the amortization of the debt discount related to these debentures.

The 7% Debentures are summarized below as of July 31, 2007:

	Outstanding Principal Amount	Unamortized Debt Discount	Net Carrying Value
Current	$75,000	$--	$75,000

The remaining 7% Debentures outstanding at July 31, 2007, originally issued in May 2004, were due and payable in May 2007. As of this date, the 7% Debentures remain outstanding.

NOTE 9 - NOTES PAYABLE

In July 2007, the Company entered into a bridge loan agreement with two institutional investors pursuant to which the institutional investors loaned the Company a total of $1,000,000. After the payment of transaction related fees and expenses of $105,000, and repayment of the April 2007 loan (discussed below), the Company received net proceeds of $571,000. The transaction related fees were recorded as deferred financing costs.

Pursuant to the bridge loan agreement, the Company issued to each institutional investor a secured promissory note in the principal amount of $550,000, for an aggregate of $1,100,000 (each, a “Note”), representing an original issue discount of 10%. The difference of $100,000 between the gross proceeds and amount due at maturity is shown as a debt discount that is amortized as interest expense over the life of the loan. In connection with the bridge loan agreement, the Company also issued to the institutional investors an aggregate of 10,000,000 unregistered shares of the Company’s common stock with a fair value at the issuance date of $700,000. The fair value of the unregistered shares of common stock is shown as a debt discount that is amortized as interest expense over the life of the loan. For both the three months and nine months ended July 31, 2007, amortization of debt discount on the Notes was $16,000.

Each Note will mature on the date which is the earlier of (i) December 24, 2007, or (ii) the date the Company effects a subsequent financing that, individually or when combined with other financings completed by the Company after July 26, 2007, results in gross proceeds to the Company of at least $3 million.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - NOTES PAYABLE (CONTINUED)

In the event the Notes, or other amounts due under the Notes, is not repaid by the maturity date, or is otherwise in default, the Notes become convertible into shares of the Company’s common stock, subject to certain conditions provided in the loan agreement, at a conversion price equal to the greater of: (i) 75% of the average closing price of the common stock for the five trading days preceding the applicable conversion date, or (ii) $0.01 (subject to adjustment as provided in the Notes), and the Company incurs the share registration obligations set forth in the Notes.

To secure the Company’s obligations under the bridge loan agreement, the Company granted a security interest in substantially all of its assets, including without limitation, its intellectual property, in favor of the institutional investors under the terms and conditions of a security agreement dated as of the date of the bridge loan agreement. The security interest terminates upon payment or satisfaction of all of the Company’s obligations under the Notes.

In May 2007, the Company entered into a promissory note resulting in gross proceeds of $400,000. The promissory note was due and payable on August 22, 2007 and bears interest at the rate of 10% per annum. In the event the promissory note is not repaid by the maturity date, or is otherwise in default, the unpaid portion of the promissory note will become convertible, in whole or in part, into shares of the Company's common stock at a conversion price of $0.08 per share. In August, 2007, the maturity date of this promissory note was extended to October 1, 2007.

In April 2007, the Company entered into a loan agreement with a third party pursuant to which the Company borrowed $300,000 from the lender. An amount equal to 108% of the principal amount ($324,000) of the loan was due and payable on the earlier of July 31, 2007 or the date the Company effects a financing transaction or series of transactions resulting in gross proceeds to the Company of at least $2,000,000. The Company received net proceeds of $265,970 at the issue date following the payment of due diligence fees and transaction related fees and expenses. Transaction related fees in the amount of $34,000 were recorded as deferred financing costs. The loan was repaid out of the proceeds of the note payable entered into by the Company in July 2007. The difference of $24,000 between the gross proceeds and amount due at maturity was shown as a debt discount that was amortized as interest expense over the life of the loan. The Company issued to the lender warrants to purchase 3,333,333 shares of common stock at an exercise price of $0.10 per share. The fair value of the warrants of $226,567 at the issuance date was shown as a debt discount that was amortized as interest expense over the life of the loan. For the three months and nine months ended July 31, 2007, amortization of debt discount on this loan was $191,110 and $250,567, respectively.

A provision in the agreement required repricing of the warrants to the same price as any subsequent stock sales. This event occurred on April 30, 2007 and the exercise price was lowered to $0.05 per share. The reduction of the warrant exercise price resulted in revaluing the warrants to $143,311. To secure the Company’s obligations under the loan agreement, the Company granted a security interest in substantially all of its assets, including without limitation, its intellectual property. The security interest terminated upon payment or satisfaction of all of the Company’s obligations under the loan agreement.

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

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10 - STOCKHOLDERS’ DEFICIENCY

Common Stock

During the three months ended January 31, 2007, the Company:

•	issued 56,394,444 shares of common stock upon conversion of convertible debentures with a principal amount of $3,932,284 and accrued interest of $136,948;
•	issued 11,736,991 shares of restricted common stock in exchange for services valued at $1,402,000;
•	issued 464,535 shares of restricted common stock to 2006 Debenture holders in satisfaction of $68,547 in liquidated damages; and
•	issued 600,000 shares of common stock upon exercise of stock options in satisfaction of accrued expenses of $19,140.

During the three months ended April 30, 2007, the Company:

•	issued 6,000,000 shares of restricted common stock in exchange for cash proceeds of $300,000; and
•	issued 317,460 shares of restricted common stock in exchange for services valued at $29,524.

 During the three months ended July 31, 2007, the Company:

•	issued 640,344 shares of common stock upon conversion of convertible debentures with a principal amount of $10,000 and accrued interest of $22,601;
•	issued 5,740,000 shares of restricted common stock in exchange for cash proceeds of $287,000;
•	issued 10,000,000 shares of restricted common stock valued at $700,000 in connection with the issuance of the July 2007 bridge loan; and
•	issued 11,230,487 shares of restricted common stock in exchange for services valued at $868,100.

Stock Option Plans

In November 2006, the Company’s board of directors adopted the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes the issuance of up to 30,000,000 incentive stock options, non-qualified stock options or stock awards to directors, officers, employees and certain consultants to the Company. The 2006 Plan was approved by the Company’s shareholders in May 2007 at the Company’s 2007 Annual Meeting of Shareholders. The Company’s 2003 Consultant Stock Plan (the “2003 Plan”) was also adopted by the shareholders at the 2007 Annual Meeting. During the nine months ended July 31, 2007, there were no issuances made under the 2003 Plan.

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

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - STOCKHOLDERS’ DEFICIENCY (CONTINUED)

Options Granted (Continued)

During the three months ended April 30, 2007, no options were granted.

During the three months ended July 31, 2007, the following options were granted:

•
Options to purchase 450,000 shares of common stock were granted to two employees under the 2006 Plan. These options were valued at $31,736 and have a ten year term, an exercise price of $0.075 per share, and vest over a period of approximately three years through July 2010.

The estimated weighted-average fair value of stock options granted during the nine months ended July 31, 2007 and 2006 was $0.09 and $0.03 per share, respectively, using the Black-Scholes model with the following assumptions:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Expected dividends	None	None	None	None

Expected volatility	112%	90%	112 - 116%	90 - 158%

Risk-free interest rate	5.16%	5.19%	4.63 - 5.16%	4.34 - 5.19%

Expected life	10 years	10 years	10 years	10 years

Options Exercised

During the three months ended January 31, 2007, options to purchase 600,000 shares of common stock were exercised. Upon the exercise of these options, the Company reclassified the fair value of $71,521 from derivative liabilities to stockholders’ equity. During the three months ended January 31, 2007, the Company recognized a loss of $16,441 resulting from the change in fair value of these options. During both the three months ended April 30, 2007 and the three months ended July 31, 2007, no options were exercised.

Options Cancelled

During the three months ended January 31, 2007, no options were cancelled. During the three months ended April 30, 2007, 300,000 options granted to an employee were cancelled under the terms of the plan. During the three months ended July 31, 2007, 100,000 options granted to an employee were cancelled under the terms of the plan.

Warrants

During the three months ended April 30, 2007, 3,333,333 warrants to purchase common stock were issued in connection with the April 2007 note payable (see Note 9). These warrants are exercisable at a price of $0.05 per share beginning 65 days from the issuance date (June 6, 2007) and expire April 2, 2012.

During the three months ended July 31, 2007, no warrants to purchase common stock were issued or exercised.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - STOCKHOLDERS’ DEFICIENCY (CONTINUED)

Net Loss Per Share

Securities that could potentially dilute basic earnings per share (EPS), in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	July 31,
	2007	2006
Warrants to purchase common stock	117,870,937	130,955,724
2006 Debentures and accrued interest (1)	12,868,296	43,760,531
Options to purchase common stock	39,243,750	29,868,750
Convertible notes payable and accrued interest	1,446,805	1,695,292
7% Debentures and accrued interest	630,369	595,369
2005 Debentures and accrued interest (2)	168,919	64,558

Total	172,229,076	206,940,224

(1)    Based on a twenty day volume weighted average common stock price discounted by 30% as of July 31, 2007 and 2006 of $0.0728 and $0.1287, respectively.
(2)    Based on a five day volume weighted average common stock price discounted by 30% as of July 31, 2007 and 2006 of $0.0688 and $0.1415, respectively.

Substantial issuances after July 31, 2007 through September 12, 2007:
Common stock issued for cash	4,210,000
Options and warrants granted to purchase common stock	3,050,000

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

Concentration of Credit Risk

The Company maintains cash balances in one financial institution. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company’s balances may exceed these limits. As of July 31, 2007, uninsured balances were approximately $142,000. The Company believes it is not exposed to any significant credit risk for cash.

NOTE 12 - SEGMENT INFORMATION

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Semiconductor Business	Entertainment Business	Unallocable	Totals
For the Three Months Ended July 31, 2007:
Net Sales - Domestic	$--	$14,757	$--	$14,757
Net Sales - Foreign	$--	$--	$--	$--
Operating Loss	$(6,445,352)	$(2,215)	$--	$(6,447,567)
Depreciation and amortization	$286,998	$--	$--	$286,998

	Semiconductor Business	Entertainment Business	Unallocable	Totals
For the Three Months Ended July 31, 2006:
Net Sales - Domestic	$--	$1,025	$--	$1,025
Net Sales - Foreign	$--	$--	$--	$--
Operating Loss	$(217,527)	$(3,154)	$(1,457,886)	$(1,678,567)
Depreciation and amortization	$217,527	$--	$--	$217,527

	Semiconductor Business	Entertainment Business	Unallocable	Totals
For the Nine Months Ended July 31, 2007:
Net Sales - Domestic	$--	$14,757	$--	$14,757
Net Sales - Foreign	$--	$--	$--	$--
Operating Loss	$(10,626,499)	$(16,649)	$--	$(10,643,148)
Depreciation and amortization	$827,102	$--	$--	$827,102
Total Identifiable Assets at July 31, 2007	$2,288,461	$255	$263,819	$2,552,535

 RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 - SEGMENT INFORMATION (CONTINUED)

	Semiconductor Business	Entertainment Business	Unallocable	Totals
For the Nine Months Ended July 31, 2006:
Net Sales - Domestic	$--	$7,957	$--	$7,957
Net Sales - Foreign	$--	$51,942	$--	$51,942
Operating (Loss) Income	$(533,998)	$50,533	$(3,945,132)	$(4,428,597)
Depreciation and amortization	$533,998	$--	$--	$533,988
Total Identifiable Assets at July 31, 2006	$7,910,074	$--	$3,108,278	$11,018,352

NOTE 13 - SUBSEQUENT EVENTS

Equity Transactions

In August 2007:

The Company issued  860,000 unregistered shares of common stock in exchange for cash proceeds of $43,000.

In September 2007:

The Company granted options to purchase 200,000 shares of common stock to an employee under the Company’s 2006 Plan. These options were valued at $10,302 and have a ten year term, an exercise price of $0.055, and vest over a period of approximately three years through September 2010; and

The Company issued 3,350,000 unregistered shares of common stock in exchange for cash proceeds of $167,500. In connection with the issuances of common stock the Company also issued warrants to purchase 2,850,000 shares of common stock at an exercise price of $0.15 per share. The warrants have a five year term and are immediately exercisable.

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

OVERVIEW

Rim Semiconductor Company (the “Company,” “we,” “our,” or “us”) has developed advanced transmission technology products to enable data to be transmitted across copper telephone wire at speeds and over distances that exceed those offered by leading DSL technology providers. In September 2005, the Company changed its name from New Visual Corporation to Rim Semiconductor Company. Our common stock trades on the OTC Bulletin Board under the symbol RSMI. Our corporate headquarters are located at 305 NE 102nd Avenue, Portland, Oregon 97220 and our telephone number is (503) 257-6700.

Our initial chipset in a planned family of transport processors, the Cupria™ Cu5001 digital signal processor, was first shown to several prospective customers during the first fiscal quarter of 2006. In the third fiscal quarter of 2006, we initiated a technical cooperation program with Embarq Corporation of Overland Park, Kansas that will evaluate the potential application of our integrated circuits in Embarq’s data network. As part of this program, we and Embarq are working with suppliers to develop prototype network elements like digital subscriber line access multiplexers and consumer modems that utilize our chipset. The first such prototype has been developed. If subsequent lab evaluations are deemed successful, Embarq has agreed to conduct a field trial of our Cupria™ family of semiconductors and to share its observations from the trial with its suppliers. As part of our efforts to produce network infrastructure equipment utilizing the Cu5001 that we believe will be suitable for use in Embarq’s network, we secured commitments from Extreme Copper, Inc. of Newbury Park, California and Logic Research of Fukuoka, Japan to incorporate the Cu5001 in its next generation digital subscriber line access multiplexers (DSLAM) and customer premises equipment (CPE).

While our technology is currently available for evaluation and testing in field programmable gate array (“FPGA”) form, we do not believe that we will realize substantial revenues until our technologies are mass-produced in application-specific standard part (“ASSP”) form. We estimate that it will cost approximately $500,000 of additional engineering and fabrication expense in order to produce a mass market ASSP version. Subject to raising the needed capital, we estimate that we will complete them during the first half of fiscal 2008. To date, we have not recorded any revenues from the sale of products based on our technology. During the three months ended April 30, 2007, we received our first purchase order for Cupria™ products. This order, for $114,000 is expected to be fulfilled during our fourth fiscal quarter. However, because it is subject to cancellation by the purchaser without penalty, there can be no assurance that this order will result in a completed sale.

We will need to raise approximately $1.5 million to repay short-term loans that will become due and payable in September and December 2007. We presently do not have the capital resources to repay these debts, although we do have a commitment from an institutional investor to purchase $6 million of 7% Senior Secured Convertible Debentures upon our request. The complexity of our technology could result in unforeseen delays or expenses in the commercialization process, and there can be no assurance that we will be able to successfully commercialize our semiconductor technology.

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

We outsourced all of the development activities with respect to our products to independent third party developers until April 2006, when we hired our first engineer. During the fourth fiscal quarter of 2006, we hired a Vice President to oversee the development of our semiconductors. At July 31, 2007 we employed nine full-time employees and two full-time equivalent consultants to pursue the continued development of our products. During the three months ended July 31, 2007 and 2006, we expended $232,264 and $119,888, respectively, for research and development of our semiconductor technology. During the nine months ended July 31, 2007 and 2006, we expended $1,041,884 and $255,821, respectively, for research and development of our semiconductor technology.

Technology Licenses

We have entered into two technology license agreements that may impact our future results of operations. Royalty payments, if any, under each license would be reflected in our consolidated statements of operations as a component of cost of sales.

In April 2002, we entered into a development and license agreement with Adaptive Networks, Inc. (“Adaptive”), to acquire a worldwide, perpetual license to Adaptive’s technology, intellectual property and patent portfolio. We also jointly developed technology with Adaptive that enhanced the licensed technology. From April 2002 until August 2007, the licensed technology and enhancements provided the core technology for our semiconductor products. Our CupriaTM semiconductor platform no longer utilizes the technology licensed from Adaptive. The board of directors believes that the Adaptive licenses and intellectual property may be used in future products that we are planning.

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

In February 2006, we obtained a license to include HelloSoft, Inc.’s (“HelloSoft”) integrated VoIP software suite in the Cupria™ family of transport processors. We believe the inclusion of VoIP features in our products will eliminate VoIP dedicated components currently needed in modems and thereby lower their production costs by more than 20%. In consideration of this license, we have paid HelloSoft a license fee and will pay certain royalties based on our sale of products, including the licensed technology.

As of July 31, 2007, we reassessed the underlying value of our technology due to the development of a new improvement to our existing data transport technologies, which was completed in August 2007. This development replaces all of the original design elements that resulted from our strategic partnership with Adaptive and improves certain design elements developed with Hellosoft.  In June 2007, we filed a provisional patent application protecting technology that replaces certain aspects of prior versions of our CupriaTM semiconductor platform.  Our current technology does not utilize previously capitalized licenses and software that were incorporated into prior versions of the CupriaTM semiconductor platform.  As a result of this new technology, on September 11, 2007, our Board of Directors reviewed the recoverability of our capitalized technology licenses and software development costs and determined that as of July 31, 2007 the remaining book value of approximately $4.4 million was not recoverable based on estimated future cash flows to be generated from the licenses. This conclusion was reached in connection with the Board’s review and the Company’s preparation of this Report on Form 10-QSB. As a result, we recognized a loss on impairment of approximately $4.4 million in our condensed consolidated statements of operations for the three months and nine months ended July 31, 2007.

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

SFAS 123(R) also requires that the cash retained as a result of the tax deductibility of the increase in the value of share-based arrangements be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. Prior to the adoption of SFAS 123(R), such amounts were required to be presented as a component of cash flows from operating activities. Due to our tax net operating loss position, we do not realize cash savings as a result of the tax deduction for stock-based compensation. Accordingly, the adoption SFAS 123(R) had no effect on our cash flows from operating or financing activities for the nine months ended July 31, 2007.

We have continued to attribute the value of stock-based compensation to expense on the straight-line single option method.

Stock-based compensation expense recognized under SFAS 123(R) related to employee stock options was $113,444 and $341,392 for the three months and nine months ended July 31, 2007, respectively, and $205,240 and $653,079 for the three months and nine months ended July 31, 2006, respectively. Stock-based-compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 was $0 and $247,057 for the three months and nine months ended July 31, 2006, respectively.

Stock-based compensation expense recognized for non-employees under other accounting standards was $614,834 and $1,889,109 for the three months and nine months ended July 31, 2007, respectively, and $312,619 and $628,293 for the three months and nine months ended July 31, 2006, respectively.

As stock-based compensation expense recognized in the consolidated statement of operations for the three months and nine months ended July 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

In connection with our assessment of our intellectual property, we retained the services of an independent valuation firm to value our intangible assets as of October 31, 2006. As a result of the valuation, no impairment was deemed necessary. The valuation does not provide any assurance that the intangible assets could be sold for their stated fair value. The valuation provides that the market will accept this technology and it assumes that we will be able to obtain sales or sales contacts related to these intangible assets. Due to the early stage of the marketability of this technology, there is no assurance that we can achieve the assumptions outlined in the valuation. If we determine in the future that our capitalized costs are not recoverable, the carrying amount of the technology license would be further reduced, and such reduction may be material.

We commenced amortization of capitalized software development costs during December 2005 and recorded amortization expense of $279,155 and $809,821 during the three months and nine months ended July 31, 2007, respectively, and $216,460 and $531,692 during the three months and nine months ended July 31, 2006, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2007 AND THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2006

REVENUES.   Revenues for the three months and nine months ended July 31, 2007 were $14,757 and $14,757, respectively, and were entirely from our entertainment business. The revenues were in the form of guarantee and/or license payments related to the U.S. distribution of the Film. Revenues for the three months and nine months ended July 31, 2006 were $1,025 and $59,899, respectively, and were entirely from our entertainment business. Of this amount, $1,025 and $7,957 were in the form of guarantee and/or license payments related to the U.S. distribution of the Film and $0 and $51,942 were related to foreign distribution of the Film during the three months ended and nine months ended July 31, 2006, respectively. No revenues were recorded in connection with our semiconductor business during the three months or the nine months ended July 31, 2007 and 2006.

OPERATING EXPENSES.  Operating expenses primarily include the impairment of technology licenses and capitalized software development costs, amortization of technology licenses and capitalized software development fees, research and development expenses in connection with the semiconductor business, and selling, general and administrative expenses.

Total operating expenses increased 285% or $4,782,732 to $6,462,324 for the three months ended July 31, 2007 from $1,679,592 for the three months ended July 31, 2006. Total operating expenses increased 137% or $6,169,409 to $10,657,905 for the nine months ended July 31, 2007 from $4,488,496 for the nine months ended July 31, 2006. This increase in total operating expenses is due primarily to the impairment of technology licenses and capitalized software development costs of $4,415,943 for the three months and nine months ended July 31, 2007. In addition, there were increases in amortization of technology licenses and capitalized software development fees, research and development expenses, and selling, general and administrative expenses during the three months and nine months ended July 31, 2007 as compared to the three months and nine months ended July 31, 2006.

Amortization of technology licenses and capitalized software development fees was $279,155 for the three months ended July 31, 2007 as compared to $216,460 for the three months ended July 31, 2006. This is due to the increase in capitalized research and development costs during the nine months ended July 31, 2007 and the purchase of technology from 1021 Technologies, Inc. and 1021 Technologies KK during the year ended October 31, 2006. Amortization of technology licenses and capitalized software development fees was $809,821 for the nine months ended July 31, 2007 as compared to $531,692 for the nine months ended July 31, 2006. This is also due to the increase in capitalized research and development costs during the nine months ended July 31, 2007 and the purchase of technology from 1021 Technologies, Inc. and 1021 Technologies KK during the year ended October 31, 2006, plus the recognition of an additional 1.5 months of amortization for the nine months ended July 31, 2007 than for the nine months ended July 31, 2006 as amortization did not commence until December 2005.

Research and development expenses increased by 94% or $112,376 to $232,264 for the three months ended July 31, 2007 from $119,888 for the three months ended July 31, 2006. This increase is primarily attributable to the increase in consulting related expenses and employees and related salaries, payroll taxes and benefits for the three months ended July 31, 2007 as compared to the three months ended July 31, 2006.

For the nine months ended July 31, 2007, the increase in research and development expenses was 307% or $786,063 from $255,821 for the nine months ended July 31, 2006 to $1,041,884 for the nine months ended July 31, 2007. In addition to salaries, payroll taxes and benefits associated with additional employees, stock based compensation recognized for research and development for the nine months ended July 31, 2007 was $466,170, the majority of which is accounted for by a share-based payment valued at $395,000 to eSilicon. This initial payment was required to commence pre-production work for Release 2.0 of the Cupria product line. For the nine months ended July 31, 2006, stock based compensation recognized for research and development was only $26,860. The remaining increase is primarily due to consulting expenses for research and development activities of $264,194 for the nine months ended July 31, 2007 as compared to $41,657 for the nine months ended July 31, 2006. This is primarily because during the nine months ended July 31, 2006, most of the technical and engineering work to complete the new Cupria releases was being performed by Hellosoft, the costs for which were being capitalized to capitalized software.

Total selling, general and administrative expenses increased 14% or $191,718 to $1,534,962 for the three months ended July 31, 2007 from $1,343,244 for the three months ended July 31, 2006. The increase is primarily related to additional stock based compensation of $187,681 related to common stock issued to consultants and options granted to employees and an increase in salaries and wages due to an increase in the number of employees during the three months ended July 31, 2007 as compared to the three months ended July 31, 2006. This increase was offset by a decrease in legal and accounting fees from the level incurred during the three months ended July 31, 2006 related to the filing of a registration statement. The increase in selling, general and administrative expenses of 19% or $689,274 to $4,390,257 for the nine months ended July 31, 2007 from $3,700,983 for the nine months ended July 31, 2006, was primarily caused by the increase in headcount referred to above, including an increase of $262,762 in stock based compensation from $1,501,569 for the nine months ended July 31, 2006 to $1,764,331 for the nine months ended July 31, 2007, offset by a decrease in legal and accounting fees from the level incurred during the nine months ended July 31, 2006 related to the filing of a registration statement.

OTHER (INCOME) EXPENSES.  Other expenses-net included interest income, interest expense, a gain/loss on the change in fair value of derivative liabilities, amortization of deferred financing costs, gain on forgiveness of principal and interest on a promissory note, and a loss on exchange of notes payable into common stock. In total, there was income of $2,276,141 for the three months ended July 31, 2007 as compared with a loss of $13,470,853 for the three months ended July 31, 2006. For the nine months ended July 31, 2007, there was a loss of $1,440,581, a decrease of 93% from the loss of $21,695,545 for the nine months ended July 31, 2006. Explanations for the changes in individual line items are described further below.

Interest expense decreased 77% or $1,062,893 to $315,245 for the three months ended July 31, 2007 from $1,378,138 for the three months ended July 31, 2006. The decrease in interest expense for the three months ended July 31, 2007 as compared to the three months ended July 31, 2006 is primarily due to amortization and write-off of debt discount due to conversions of 2006 Debentures during the three months ended July 31, 2006. Interest expense decreased 65% or $6,020,145 to $3,255,762 for the nine months ended July 31, 2007 from $9,275,907 for the nine months ended July 31, 2006. The decrease in interest expense is primarily due to the value allocated to the warrants of $5,608,156 and liquidated damages of $152,000 related to the 2006 Debentures during the nine months ended July 31, 2006 that did not occur during the nine months ended July 31, 2007.

We recognized a gain of $2,654,271 on the change in fair value of derivative liabilities for the three months ended July 31, 2007, a change of $14,298,146 or 123% from a loss of $11,643,875 for the three months ended July 31, 2006. The gain was due primarily to a decrease in the market price of our common stock during the three months ended July 31, 2007 as compared to three months ended July 31, 2006. The closing market price of our common stock was $0.07 and $0.235 per share as of July 31, 2007 and 2006, respectively. In general, decreases in the market price of our common stock as compared to the exercise price of our warrants or options results in decreases in the fair value of the warrant or option as estimated using the Black-Scholes model. For the nine months ended July 31, 2007, we recognized a gain of $3,016,018 as compared with a loss of $12,128,413 for the nine months ended July 31, 2006, a difference of $15,144,431 or 125%. The gain was due primarily to a decrease in the market price of the stock as compared with the exercise price of the derivatives, as described above.

The amortization of deferred financing costs decreased 86% or $384,600 to $64,240 for the three months ended July 31, 2007 from $448,840 for the three months ended July 31, 2006 due primarily to conversions of the 2006 Debentures during the three months ended July 31, 2006 that did not occur during the three months ended July 31, 2007. The amortization of deferred financing costs increased 21% or $212,428 to $1,230,087 for the nine months ended July 31 2007 from $1,017,659 for the nine months ended July 31, 2006 due primarily to the significant number of conversions of the 2006 Debentures during the three months ended January 31, 2007. In addition, the 2006 Debentures and related deferred financing costs were only outstanding for a portion of the nine months ended July 31, 2006. Upon conversion or repayment of debt prior to its maturity date, a pro-rata share of debt discount and deferred financing costs are written off and recorded as expense.

Other expenses were also higher during the nine months ended July 31, 2006 due to the loss recognized on exchange of notes payable into common stock of $446,386.

Other income during the nine months ended July 31, 2006 consisted primarily of a gain on forgiveness of principal and interest on a promissory note (the “Zaiq Note”) to Zaiq Technologies, Inc. (“Zaiq”) of $1,169,820. The Zaiq Note was entered into in April 2005, had an original principal amount of $2,392,000 and was originally due and payable in April 2007. Pursuant to the terms of the note, the principal amount of the note decreased by $797,333.33 on each of the nine and 12 month anniversaries of the note. In December 2005, when we would not have otherwise been required to make a payment under the Zaiq Note, we entered into a letter agreement with Zaiq pursuant to which we agreed to repurchase from Zaiq for $200,000 the remaining balance of the Zaiq Note and 5,180,474 shares of our common stock held of record by Zaiq. We had the right to assign any or all of our purchase commitment under the letter agreement. We assigned to an unaffiliated third party that had been a prior investor in the Company the right to purchase 4,680,620 of the Zaiq shares. On December 20, 2005, we purchased the Zaiq Note and 499,854 shares of our common stock held by Zaiq for an aggregate purchase price of $129,789. The Zaiq shares we repurchased have been accounted for as treasury stock, carried at cost, and reflected as a reduction to stockholders’ equity. The remaining principal and accrued interest of $1,292,111 on the Zaiq Note was canceled resulting in a gain of $1,169,820.

The remaining items in other income primarily represent interest earned on short-term investments and favorable cash management positions for the three months and nine months ended July 31, 2007.

NET LOSS.  For the three months ended July 31, 2007, our net loss decreased 72% or $10,977,994 to $4,171,426 from $15,149,420 for the three months ended July 31, 2006, primarily as the result of decreases in interest expense and amortization of deferred financing costs and the gain on the change in fair value of the derivative liabilities, offset by increases in operating expenses.

For the nine months ended July 31, 2007, our net loss decreased 54% or $14,040,413 to $12,083,729 from $26,124,142 for the nine months ended July 31, 2006, primarily as the result of decreases in interest expense, the loss on exchange of notes payable into common stock, and the gain on the change in fair value of the derivative liabilities, offset by increases in amortization of deferred financing costs, increases in operating expenses, and the gain on forgiveness of principal and interest on the Zaiq Note.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments was $119,405 as of September 12, 2007, $241,930 as of July 31, 2007, and $2,090,119 as of October 31, 2006.

Net cash used in operating activities was $3,021,248 for the nine months ended July 31, 2007, compared to $2,314,894 for the nine months ended July 31, 2006. The increase in cash used in operations was principally the result of the following items:

•	a decrease in the net loss, which was $12,083,729 for the nine months ended July 31, 2007, compared to $26,124,142 for the nine months ended July 31, 2006; and

•
a net increase for the nine months ended July 31, 2007 in other current assets, other assets, and accounts payable and accrued liabilities of $186,848, compared to a net increase of $425,344 for the nine months ended July 31, 2006;

impacted primarily by the following non-cash items:

•
a net increase of $702,072 in consulting fees and other compensatory elements of stock issuances to $2,230,501 for the nine months ended July 31, 2007, as compared with $1,528,429 for the nine months ended July 31, 2006;

•	a gain on the change in fair value of derivative liabilities of $3,016,018 for the nine months ended July 31, 2007, as compared to a loss of $12,128,413 for the nine months ended July 31, 2006;

•
a loss on impairment of technology licenses and capitalized software development costs of $4,415,943 for the nine months ended July 31, 2007 which did not occur during the nine months ended July 31, 2006;

•
interest expense related to the fair value of Investors’ warrants at issuance in excess of debt discount of $5,608,156 for the nine months ended July 31, 2006 which did not occur during the nine months ended July 31, 2007;

•	loss on exchange of notes payable into common stock of $446,386 for the nine months ended July 31, 2006 which did not occur during the nine months ended July 31, 2007;

•
a gain on forgiveness of principal and interest on the promissory note to Zaiq Technologies, Inc. of $1,169,820 for the nine months ended July 31, 2006 which did not occur during the nine months ended July 31, 2007;

•	a net increase of $212,428 in amortization of deferred financing costs to $1,230,087 for the nine months ended July 31, 2007, as compared with $1,017,659 for the nine months ended July 31, 2006;

•	a net decrease of $103,279 in amortization of debt discount on notes to $3,187,404 for the nine months ended July 31, 2007, as compared with $3,290,683 for the nine months ended July 31, 2006; and

•
a net increase of $278,129 in amortization of technology licenses and capitalized software development fees to $809,821 for the nine months ended July 31, 2007, as compared with $531,692 for the nine months ended July 31, 2006.

Net cash provided by investing activities was $349,059 for the nine months ended July 31, 2007 compared to net cash used in investing activities of $381,539 for the nine months ended July 31, 2006. The net increase was due to proceeds from the maturity of short-term investments and from the sale of certain trademark rights, offset by capitalization of research and development costs and software development fees, as well as the purchase of equipment and leasehold improvements related to the buildout of our headquarters office facility.

Net cash provided by financing activities for the nine months ended July 31, 2007 was $1,824,000, the result of proceeds from the issuance of notes payable of $1,700,000 and from the issuance of common stock of $587,000; offset by the repayment of a note payable of $324,000 and capitalized financing costs of $139,000. This was a decrease of $3,468,846 from the nine months ended July 31, 2006 when there was the issuance of convertible debentures of $6,000,000, proceeds from the exercise of warrants of $697,407, and $750,000 in proceeds from a note payable, offset by repayments of notes payable and convertible notes payable, as well as the capitalization of financing costs associated with the convertible debentures and the notes payable.

Since inception, we have funded our operations primarily through the issuance of our common stock and debt securities. A description of recent financing transactions and our repayment obligations with respect to our outstanding debt securities is discussed below.

In July 2007, we received $1,000,000 in gross proceeds from the issuance of a note payable, together with the issuance of 10,000,000 unregistered shares of common stock. The note matures on the earlier of (i) December 24, 2007, or (ii) the date we effect a subsequent financing that, individually or when combined with other financings completed by us after July 26, 2007, results in gross proceeds of at least $3 million. After the payment of transaction related fees and expenses of $105,000, and repayment of the April 2007 note payable, we received net proceeds of approximately $571,000.

In May 2007, we received $400,000 in proceeds from the issuance of a note payable which originally matured on August 22, 2007. The maturity date on this note payable has been extended to October 1, 2007.

In April 2007, May 2007 and July 2007, we received an aggregate of $587,000 in proceeds from the sale of unregistered securities.

In April 2007, we received $300,000 in proceeds from the issuance of a note payable, together with the issuance of 3,333,333 in warrants convertible into unregistered shares of common stock. The outstanding principal and accrued interest of $324,000 on this note was repaid in July 2007 from the proceeds of the July 2007 note payable.

In March 2006, we sold $6,000,000 in aggregate principal amount of our Senior Secured 7% convertible debentures and warrants, receiving net proceeds of approximately $4.5 million after the payment of offering related costs (the “2006 Debentures”). As of July 31, 2007, approximately $5.6 million of principal amount and interest of the 2006 Debentures had been converted into approximately 74 million shares of our common stock and there was $652,000 of principal amount of the 2006 Debentures outstanding. The 2006 Debentures mature in March 2008.

In May 2005, we sold $3.5 million in aggregate principal amount of our Senior Secured 7% convertible debentures and warrants (the “2005 Debentures”) in a private placement to certain private and institutional investors. As of July 31, 2007, approximately $3.6 million of principal amount and interest of the 2005 Debentures had been converted into approximately 170.1 million shares of our common stock and there was $4,280 of principal amount of the 2005 Debentures outstanding. The 2005 Debentures mature in May 2008.

In December 2003, April 2004 and May 2004, we sold $1,350,000 in aggregate principal amount and received net proceeds of approximately $1,024,000 from the private placement to certain private and institutional investors of our three year 7% convertible debentures and warrants (the “7% Debentures”). As of July 31, 2007, approximately $1.4 million of principal amount and interest of the 7% Debentures had been converted into approximately 9.1 million shares of our common stock and there was $75,000 of principal amount of the 7% Debentures outstanding. The 7% Debentures matured in May 2007, however, they have not yet been repaid.

As of September 12, 2007, we had $119,405 in cash. An institutional investor that has been a prior investor in the Company has committed to purchase $6 million of 7% Senior Secured Convertible Debentures upon our request at any time through January 1, 2008. As a result, management believes funds on hand or committed to us will enable us to meet our liquidity needs for the next twelve months. Nevertheless, circumstances may arise that would require us to raise additional capital in order to meet our liquidity needs and satisfy our current business plan prior to the receipt of revenues from our semiconductor business.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect these controls during the three months and nine months ended July 31, 2007.

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended July 31, 2007, the Company sold or issued unregistered securities as follows:

In May 2007, we issued:
•	an aggregate 2,500,000 shares of common stock to three investors for total cash proceeds of $125,000; and
•	30,487 shares of common stock to one individual in exchange for services valued at approximately $2,500.

In June 2007, we issued:
•	1,200,000 shares of common stock to one individual in exchange for services valued at $75,600; and
•	10,000,000 shares of common stock to a partnership valued at $790,000, in consideration of consulting services rendered in connection with a bridge loan.

In July 2007, we issued:
•	3,240,000 shares of common stock to three investors for cash proceeds of $162,000;

•	203,232 shares of common stock to six investors upon conversion of debentures totaling approximately $10,357;
•	437,112 shares of common stock to five investors valued at $22,244 in payment of interest due on outstanding debentures; and
•	10,000,000 shares of common stock to two investors valued at $700,000 in connection with a bridge loan financing.

In August 2007, subsequent to the three months ended July 31, 2007, we issued 860,000 shares of common stock to three investors for total cash proceeds of $43,000.

In September 2007, subsequent to the three months ended July 31, 2007, we issued:

•
options to purchase 200,000 shares of common stock under the Company’s 2006 Stock Plan to an employee of the Company. The options have an exercise price of $0.055 per share, vest over a three year period, and expire in September 2017; and

•
3,350,000 shares of common stock and warrants to purchase 2,850,000 shares of common stock to four investors for total cash proceeds of $167,500. The warrants, which are exercisable upon issuance, expire in September 2012,

All of the securities issued in the transactions described above were issued without registration under the Securities Act in reliance upon the exemptions provided in Section 4(2) of the Securities Act or Regulation S under such Securities Act. Except with respect to securities sold under Regulation S, the recipients of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in all of the above transactions. Each of the recipients represented that they were “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in its common stock. All recipients had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions described above involved general solicitation or advertising.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company submitted the following matters to a vote of its shareholders at its annual meeting, which was held on May 2, 2007.

(a)    The Company shareholders were asked to vote for the election of Brad Ketch, Ray Willenberg, Jr., Jack L. Peckham, Thomas J. Cooper and “David” Boon Tiong Tan to the Board of Directors of the Company, to hold office until the 2008 Annual Meeting of Shareholders. The nominees were all elected pursuant to the following votes:

Name of Director	Votes For	Votes Withheld
Brad Ketch	347,940,060	2,411,344
Ray Willenberg, Jr.	347,872,135	2,479,269
Jack L. Peckham	348,117,278	2,234,126
Thomas J. Cooper	348,757,040	1,594,364
“David” Boon Tiong Tan	348,117,416	2,233,988

(b)    The Company’s shareholders were asked to ratify Marcum & Kliegman, LLP as independent public accountants for the year ending October 31, 2007. The shareholders ratified the selection of the independent public accountants with 348,653,885 votes cast for, 844,734 votes cast against and 852,784 abstentions.

(c)    The Company’s shareholders were asked to approve the Company’s 2003 Consultant Stock Plan. The shareholders approved the 2003 Consultant Stock Plan with 93,337,671 votes cast for, 13,237,767 votes cast against, and 1,347,633 abstentions.

(d)    The Company’s shareholders were asked to approve the Company’s 2006 Stock Incentive Plan. The shareholders approved the 2006 Stock Incentive Plan with 93,212,626 votes cast for, 13,473,852 votes cast against and 1,236,593 abstentions.

ITEM 6.    Exhibits

Exhibit
Number	Description

10.1
Convertible Promissory Note dated May 24, 2007 by Rim Semiconductor in favor of The Charles R. Cono Trust (incorporated by reference to Exhibit 10.5 of the Company’s Report on Form 10-QSB for the period ended April 30, 2007).

10.2
Bridge Loan Agreement dated as of July 26, 2007 by and between Rim Semiconductor Company and the Lenders parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K dated August 1, 2007 (the “August 1st 8-K”))

10.3	Form of Senior Secured Promissory Note (incorporated by reference to Exhibit 10.2 of the August 1st 8-K)
10.4
Security Interest Agreement dated as of July 26, 2007 by and among the Secured Parties (as defined in the Agreement), Rim Semiconductor Company, and Krieger & Prager, LLP, as agent for the Secured Parties (incorporated by reference to Exhibit 10.3 of the August 1st 8-K).

31.1	Rule 13a-14/15d-14(a) Certification*
31.2	Section 1350 Certification*
*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIM SEMICONDUCTOR COMPANY

DATE: September 13, 2007	By:	/s/ BradKetch
Brad Ketch
President and Chief Executive Officer (Principal Executive Officer, Financial and Accounting Officer and Authorized Signatory)