Form 10KSB
period 2007-10-31
Rim Semiconductor CO
filed 2008-01-29
CIK 1026595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 2007

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

Issuer’s revenues for the fiscal year ended October 31, 2007: $14,757

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on January 25, 2008 was approximately $12,700,000 (based on the closing sales price of the registrant’s common stock on that date ($0.027)). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The number of shares of the issuer’s common stock outstanding as of January 25, 2008 was 476,182,134.

Documents Incorporated By Reference: Portions of the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 9, 10, 11, 12 and 14.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

RIM SEMICONDUCTOR COMPANY
2007 ANNUAL REPORT ON FORM 10-KSB

i

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Overview

Rim Semiconductor Company (the “Company,” “we,” “our,” or “us”) develops and markets advanced transmission technology products to enable data to be transmitted across copper telephone wire at speeds and over distances that exceed those offered by leading DSL technology providers. Our common stock trades on the OTC Bulletin Board under the symbol RSMI. Our corporate headquarters are located at 305 NE 102nd Avenue, Portland, Oregon 97220 and our telephone number is (503) 257-6700.

Our initial chipset in a planned family of transport processors, the Cupria™ Cu5001 digital signal processor, is commercially available in field programmable gate array (“FPGA”) form. We are currently developing it in application-specific standard part (“ASSP”) form. In general, an FPGA platform has a higher per unit cost than an ASSP does, but a lower overall expense to engineer and validate. We have entered into memoranda of understanding with five equipment manufacturers concerning their evaluation and testing of our product.  Five telephone companies have also agreed to evaluate and test our product for use in their network.

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

While our technology is currently available for evaluation and testing in FPGA form, we do not believe that we will realize substantial revenues until our chip is mass-produced in ASSP form. In order to complete development of the ASSP, we need to raise additional capital. The complexity of our technology could result in unforeseen delays or expenses in the commercialization process, and there can be no assurance that we will be able to successfully commercialize our semiconductor technology. To date, we have not recorded any revenues from the sale of products based on our technology.

Our Telecommunications Business

Our Product Line

We have developed an advanced transmission technology to enable data to be transmitted across copper telephone wire at faster speeds and over greater distances than is presently offered by leading digital subscriber line (DSL) technology providers.  Our evaluations, evaluations by an independent third-party technical services provider, and evaluations by telephone companies indicate that our product performs better than existing available technologies from other companies.  We have launched our product line in FPGA form.  Completing our engineering work and launching it in ASSP form is subject to raising additional capital.

In June 2007, we filed a patent application on technology we developed that we refer to as RQAM™.  RQAM™ can move data faster, across longer distances of copper wire, and with a much lower bit error rate, than our previous technology could.  It also outperforms competing technologies like VDSL2 and ADSL2+ by a wider margin than we had previously benchmarked. In addition to higher performance, we believe RQAM™ will lower the power consumption, heat dissipation, complexity and cost of our Cupria™ semiconductor.

In February 2006, we obtained a license to include HelloSoft, Inc.’s integrated voice over Internet protocol (VoIP) software suite in the Cupria™ family of transport processors. We believe that the inclusion of VoIP features in our products will enable customers to eliminate components currently placed on their modems that are dedicated to VoIP. We expect this reduction in components will lower their cost of production by more than 20% and eliminate significant design complexity. In exchange for such rights, we have paid to HelloSoft a license fee and will pay certain royalties based on our sales of products including the licensed technology.

Broadband Opportunities Over Metallic Media

We believe the value of the existing copper-based telephone network is directly related to the amount of data that it can deliver. We also believe there are substantial business opportunities for companies that can develop technologies that increase the data-bearing capability, or bandwidth of this network, enabling telephone network operators to increase their offering of services and reduce the cost of network upgrades. Worldwide, this network contains over 1.4 billion copper lines, and currently delivers to end users most of the world’s telephone traffic and much of its broadband access. Virtually every home, business and governmental location in the United States, Europe and East Asia is served with an existing copper wire connection.

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

Proprietary Rights

We currently rely on a combination of trade secret, patent, copyright and trademark law, as well as non-disclosure agreements and invention-assignment agreements, to protect our proprietary information. However, such methods may not afford complete protection and there can be no assurance that other competitors will not independently develop similar processes, concepts, ideas and documentation. In June 2007, we filed a patent application in the United States on our RQAM™ technology. Under an agreement with Adaptive Networks, Inc. (“Adaptive”), we have a license to and/or co-own four issued patents and six pending patent applications in the United States. As a result of our purchase of the assets of 1021 Technologies, Inc. and 1021 Technologies KK, we own eleven issued patents and four pending patent applications in the United States. All of these issued and pending patents pertain to methodologies for modifying data in order to transmit it more efficiently on metallic media. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop our competitive position. Our policy is to protect our technology by, among other things, filing, or requiring the applicable licensor to file, patent applications for technology that we consider important to the development of our business. We intend to file additional patent applications, when appropriate, relating to our technology, improvements to the technology, and to specific products we develop.

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

Our Joint Venture

In April 2000, our NV Entertainment subsidiary entered into a joint venture production agreement to produce a feature length film, “Step Into Liquid”. We own a 50% interest in the joint venture. The financial condition and results of operations of the joint venture are consolidated with our financial condition and results of operations on the accompanying consolidated financial statements. The film was released to theaters in the United States in 2003 and is currently in worldwide DVD distribution. During the years ended October 31, 2007 and 2006, we recognized film distribution royalties of $14,757 and $61,699, respectively, from the film. In December 2007, we discontinued the operations of our entertainment segment and accordingly re-entered the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Companies” (“SFAS No. 7”).

Research and Development

Together, our outsourced and employed engineer head count on October 31, 2007 totaled 11 full-time equivalent personnel. From time to time, we outsource some of the development activities with respect to our products to independent third party developers. During fiscal years 2007 and 2006, we expended $1,231,065 and $325,124, respectively, for research and development of our semiconductor technology.

Manufacturing and Suppliers

We have a strategic partnership with eSilicon Corporation of Sunnyvale, California, a leading supplier of custom integrated circuits to the telecommunications industry. eSilicon is to manage the physical implementation and manufacture of the ASSP version of the Cupria Cu5001 device, including test program development, device test, packaging and shipment of the packaged, test parts. eSilicon’s manufacturing partner, Taiwan Semiconductor Manufacturing Company (TSMC), will fabricate the Rim Semi chip. TSMC is the world’s largest dedicated semiconductor foundry.  As discussed elsewhere in this Report, our ability to complete the development of the ASSP version of our product and fabricate the chip is dependent on our receipt of future financing.

We will rely on this third party supplier to obtain the raw materials essential to our products’ production. Manufacturing of products utilizing our semiconductor technologies will be a complex process and we cannot assure you that we will not experience production problems or delays. Any interruption in operations could materially and adversely affect our business and operating results.

The reliance on this supplier poses several risks, including a potential inability to obtain an adequate supply of required components, low manufacturing yields and reduced control over pricing, quality and timely delivery of components. We cannot assure you that we will be able to obtain adequate supplies of finished goods. Certain key components of our semiconductor technologies may involve long lead times, and in the event of an unanticipated increase in the demand for our products, we could be unable to manufacture certain products in a quantity sufficient to satisfy potential demand. If we cannot obtain adequate deliveries of key components, we may be unable to ship products on a timely basis. Low manufacturing yields could cause us to incur substantially higher costs of goods sold. Delays in shipment could damage our relationships with customers and could harm our business and operating results.

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

Since inception, we have incurred significant net losses. We incurred net losses of $14,842,164 and $15,965,621 for the years ended October 31, 2007 and 2006, respectively. As of October 31, 2007, we had an accumulated deficit of $90,689,341. We expect to continue to incur net losses for the foreseeable future as we continue to develop and market our products and semiconductor technology. We have been funding our operations through the sale of our securities and expect to continue doing so for the foreseeable future. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect to increase expense levels on research and development, engineering, manufacturing, marketing, sales and administration as we continue to market our products, and to invest in new semiconductor technologies. These expenditures will necessarily precede the realization of substantial revenues from the sale of our semiconductor products, if any, which may result in future operating losses.

Our need for additional financing is acute and failure to obtain adequate financing could lead to the financial failure of our Company in the future.

As of January 25, 2008, we had cash of approximately $5,100.  We need to raise additional funds on an immediate basis in order to comply with the terms of certain outstanding agreements, keep current essential suppliers and vendors, and to maintain our operations as presently conducted. If we are unable to raise these funds, we will not be able to maintain operations as presently conducted and may cease operating as a going concern.

At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all.  We have may difficulty obtaining additional funds as and if needed, and we may have to accept terms that would adversely affect our stockholders.  Additional equity financings are likely to be dilutive to holders of our common stock and debt financing may involve significant payment obligations and covenants that restrict how we operate our business.

We also may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on commercially reasonable terms, or at all. Covenants in our agreements with certain holders of our Debentures issued in March 2006 and December 2007 may impede our ability to obtain additional financing. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing. We also may not be able to accelerate the development and deployment of our products, respond to competitive pressures, or take advantage of unanticipated acquisition opportunities.

We have incurred significant net losses since inception, negative cash flows and liquidity problems. These conditions raise substantial doubt about our ability to continue as a going concern. Due to the fact that there is substantial doubt about our ability to continue as a going concern, our independent registered public accountants have included a “going concern” paragraph in their audit report on our 2007 financial statements. The financial statements do not include any adjustment that might result from the outcome of such uncertainty. This uncertainty may make it more difficult for us to raise additional funds than if such uncertainty did not exist.

We have not sold any semiconductor products to date and no assurance can be provided that we will do so.

Although we have entered into multi-year supply agreements with two prospective customers, we have not recorded any revenues from the sale of our semiconductors. No assurance can be provided that we will be successful in securing any significant revenue generating agreement on terms commercially acceptable to us or at all.

Our shareholders may experience significant dilution upon the conversion of our 2007 Debentures, 2006 Debentures and 2005 Debentures because these debentures convert at a discount to the market price of our common stock at the time of conversion.

We currently have approximately $3.53 million of 2007 Convertible Debentures (“2007 Debentures”), approximately $652,000 of 2006 Convertible Debentures (“2006 Debentures”) and approximately $4,300 of 2005 Convertible Debentures (“2005 Debentures” and together with the 2007 Debentures and the 2006 Debentures, the “Debentures”) outstanding.  The conversion prices of the 2005 and 2006 Debentures equals 70% of the volume weighted average price of our common stock over five and 20 trading days, respectively, preceding the applicable conversion date.  The conversion price of the 2007 Debentures is equal to 75% of the average of the closing bid prices of the common stock for the 10 trading days preceding the conversion date (which shall in no event exceed $0.05 per share).

There is an inverse relationship between our stock price and the number of shares issuable upon conversion of these Debentures. That is, the higher the market price of our common stock at the time a Debenture is converted, the fewer shares we would be required to issue, and the lower the market price of our common stock at the time a Debenture is converted, the more shares we would be required to issue.  By way of illustration, if all of the Debentures were to convert according to their respective terms at a price of $0.05 per share, we would be obligated to issue approximately 84 million shares of our Common Stock to the holders of the Debentures.  If all of the Debentures were to convert at a conversion price of $0.03 per share, we would be required to issue approximately 140 million shares of our Common Stock.  If all of the Debentures were to convert at a conversion price of $0.01 per share, we would be required to issue approximately 419 million shares of our Common Stock.

We may need to increase the amount of authorized common stock in order to meet our obligations to the holders of our derivative securities or to conduct future equity transactions.

We have 900 million shares of common stock currently authorized for issuance, of which 476,182,134 shares are issued and outstanding. As of January 25, 2008, an additional 344,718,321 shares of common stock were reserved for issuance upon the exercise of outstanding options and warrants exercisable at exercise prices ranging from $0.021 to $3.92 per share. The terms of the 2005 and 2006 Debentures provide that the debentures convert into shares of our common stock at an initial conversion price equal to 70% of the volume-weighted average price per share of our common stock over a specific period of time.  The terms of the 2007 Debentures provide that the debentures convert into shares of our common stock at an initial conversion price equal to 75% of the average of the closing bid prices for our common stock for the 10 trading days preceding the conversion date (not to exceed $0.05 per share).  If our stock price decreases, the number of shares into which the debentures will convert will increase and could exceed the number of shares currently available for issuance by us. As a result, we may need to increase the number of shares of common stock authorized in order to honor our obligations to issue shares of common stock to the Debenture holders and other holders of options, warrants, convertible promissory notes and other derivative securities. If we did not have sufficient authorized shares reserved to meet our obligations to the Debenture holders, we would be in default under the terms of the Debentures and, in the case of the 2007 Debentures, could lose substantially all of our assets. See “–If we default on the 2007 Debentures we could lose substantially all of our assets. Furthermore, a lack of authorized shares of common stock would impair our ability to use our equity securities for raising capital, acquisitions, compensation and other corporate purposes. In order to increase our authorized common stock, our shareholders must approve an amendment to our articles of incorporation. It may take a significant amount of time for us to obtain approval of our shareholders, and there is no guarantee that we will be able to obtain such approval.

Future sales of common stock or other dilutive events may adversely affect prevailing market prices for our common stock.

As of January 25, 2008, we had 476,182,134 shares of our common stock outstanding. As of January 25, 2008, an additional 344,718,321 shares of common stock were reserved for issuance upon the exercise of outstanding options and warrants exercisable at exercise prices ranging from $0.021 to $3.92 per share. In addition, as of January 25, 2008, we had outstanding $3,527,778 principal amount of convertible debentures we issued in December 2007, $652,000 principal amount of convertible debentures we issued in March 2006, and approximately $4,300 principal amount of convertible debentures we issued in May 2005, all of which are convertible into an undeterminable number of shares of our common stock. The conversion price of the December 2007 debentures is variable, and is based upon a 25% discount to the average of the closing bid prices for our common stock for the 10 trading days preceding the conversion date (not to exceed $0.05 per share).  The conversion price of the March 2006 debentures is variable, and is based upon a 30% discount to the volume weighted average price of our common stock for the 20 days preceding the applicable conversion date. The conversion price of the May 2005 debentures is variable, and is based upon an initial conversion price equal to 30% of the volume-weighted price per share of our common stock for the five days preceding the applicable conversion date. We also have outstanding $75,000 principal amount of convertible debentures we issued in May 2004. These debentures are convertible into our common stock at a conversion price of $0.15 per share. Many of the above options, warrants and convertible debentures contain provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions.

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

If we default on the 2007 Debentures, we could lose substantially all of our assets.

To secure our obligations under the 2007 Debentures, we granted a security interest in substantially all of our assets, including our intellectual property, in favor of the investors under the terms and conditions of a Security Agreement dated as of December 5, 2007. The security interest terminates upon the payment or satisfaction of all of our obligations under the 2007 Debentures. If we are unable to perform our obligations under the 2007 Debentures, the investors could seek to foreclose and obtain possession or force the sale of substantially all of our assets, including our products under development. If this were to occur, we could not continue in our current line of business and any investment you may have in the Company would lose value.

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

In December 2007, we discontinued the operations of our entertainment segment and accordingly re-entered the development stage as defined in SFAS No. 7. You must consider our prospects in light of the risks, expenses and difficulties we might encounter because we are at an early stage of product introduction in a new and rapidly evolving market. Many of these risks are described under the sub-headings below. We may not successfully address any or all of these risks and our business strategy may not be successful.

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

We do not own or operate a semiconductor fabrication facility. Rather, semiconductor devices that will contain our technology will be manufactured at independent foundries. We intend to rely solely on third-party foundries and other specialist suppliers (such as TSMC and eSilicon) for all of our manufacturing, packaging and testing requirements. However, these parties may not be obligated to supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular forecast or purchase order that has been accepted by one of them. As a result, we will not directly control semiconductor delivery schedules, which could lead to product shortages, poor quality and increases in the costs of our products. Because the semiconductor industry is currently experiencing high demand, we may experience delays in receiving semiconductor devices from foundries due to foundry scheduling and process problems. We cannot be sure that we will be able to obtain semiconductors within the time frames and in the volumes required by us. Any disruption in the availability of semiconductors or any problems associated with the delivery, quality or cost of the fabrication packaging and testing of our products could significantly hinder our ability to deliver products to our customers.

In order to secure sufficient manufacturing capacity, we may enter into various arrangements that could be costly, including:

•	option payments or other prepayments to a subcontractor;
•	nonrefundable deposits in exchange for capacity commitments;
•	contracts that commit us to purchase specified quantities of products over extended periods;
•	issuance of our equity securities to a subcontractor; and
•	other contractual relationships with subcontractors.

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

We operate in the semiconductor industry, which is cyclical and subject to rapid technological change. The semiconductor industry, from time to time, experiences significant downturns characterized by diminished product demand, accelerated erosion of prices and excess production capacity. These downturns in the semiconductor industry may be severe and prolonged, and could delay or hinder the market acceptance of our semiconductor technologies and seriously impact our revenues and harm our business, financial condition and results of operations. This industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship our products s in future periods. Accordingly, our quarterly results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause our stock price to decline.

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

The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of trade secret, copyright or patent infringement. We may inadvertently infringe a patent of which we are unaware. In addition, because patent applications can take many years to issue, there may be a patent application now pending of which we are unaware that will cause us to be infringing when it is issued in the future. Although we are not currently involved in any intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of our alleged infringement of another’s intellectual property, forcing us to do one or more of the following:

•	Cease selling, incorporating or using products or services that incorporate the challenged intellectual property;
•	Obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms; or
•	Redesign those products or services that incorporate such technology.

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

Our products are designed to be incorporated in equipment that is targeted at end-users of data services offered by wire-line telecommunications carriers. Consequently, the success of our products depends upon the decision by telecommunications service providers to broadly deploy data technologies and the timing of such deployment. If service providers do not offer data services on a timely basis, or if there are technical difficulties with the deployment of these services, sales of our products would be adversely affected, which would have a negative effect on our results of operations. Factors that may impact data deployment include:

•	A prolonged approval process, including laboratory tests, technical trials, marketing trials, initial commercial deployment and full commercial deployment;
•	The development of a viable business model for data services, including the capability to market, sell, install and maintain data services;
•	Cost constraints, such as installation costs and space and power requirements at the telecommunications service provider’s central office;
•	Evolving industry standards; and
•	Government regulation.

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

Our stock price has been and may continue to be volatile.

The market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control:

•	Variations in our quarterly operating results due to a number of factors, including but not limited to those identified in this “Risk Factors” section;
•	Changes in financial estimates of our revenues and operating results by securities analysts or investors;
•	Changes in market valuations of telecommunications equipment companies;
•	Announcements by us of commencement to, changes to, or cancellation of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	Additions or departures of key personnel;
•	Future sales of our common stock;
•	Stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock;
•	Commencement of or involvement in litigation; and
•	Announcements by us or our competitors of technological innovations or new products.

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

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own any real property. Our corporate headquarters are located at 305 NE 102nd Avenue, Suite 105, Portland, Oregon 97220. The original premises are occupied under a three-year lease that commenced on April 1, 2005. In March 2006, we expanded our original space to include part of another floor in the same facility. In October 2006, we entered into another lease in the same building for an additional 6,967 square feet, bringing the total in the Portland location to 9,561 square feet. After amending the lease terms in March and leasing the additional space in October, the current monthly rental under the leases is $15,172. The lease on our corporate headquarters expires in March 2009. We also lease approximately 200 square feet of space in La Jolla, California that we use for administrative offices under a lease that expires in February 2008. Our monthly rental payment under this lease is $1,150. We believe our properties are generally in good condition and suitable to carry on our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or to which any of our properties are subject. There are no material proceedings known to us to be contemplated by any governmental authority.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended October 31, 2007, the Company did not submit any matters to a vote of its security holders.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the Nasdaq Stock Market’s over-the-counter bulletin board (the “OTC Bulletin Board”) under the trading symbol “RSMI.”

The following table sets forth the high and low bid prices for our common stock on the OTC Bulletin Board for the periods indicated. These prices represent inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions. Investors should not rely on historical stock price performance as an indication of future price performance. The closing price of our common stock on January 25, 2008 was $0.027 per share.

	HIGH	LOW
November 2006 through October 2007
First Quarter	$0.15	$0.08
Second Quarter	0.12	0.09
Third Quarter	0.10	0.06
Fourth Quarter	0.08	0.04

November 2005 through October 2006
First Quarter	$0.27	$0.02
Second Quarter	0.27	0.03
Third Quarter	0.24	0.08
Fourth Quarter	0.24	0.08

Shareholders

As of January 25, 2008, there were 1,081 holders of record of our common stock. A significant number of shares of our common stock are held in either nominee name or street name brokerage accounts. The actual number of beneficial owners of such shares is not included in the foregoing number of holders of record.

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

Recent Sales of Unregistered Securities

During the three months ended October 31, 2007, we issued:

(i)	9,462,000 shares of common stock to 10 individuals, one partnership and two trusts, for cash totaling $473,100;
(ii)	Warrants to purchase 9,462,000 shares of common stock at $0.15 per share, valued at $285,627 to 10 individuals, one partnership and two trusts;
(iii)	Options to purchase 200,000 shares of common stock to one employee at an exercise price of $0.055 per share.

From November 1, 2007 to January 25, 2008, subsequent to the fiscal year ended October 31, 2007, we issued:

(i)	400,000 shares of common stock to one individual for cash totaling $20,000;
(ii)	Warrants to purchase 400,000 shares of common stock at an exercise price of $0.15 per share;
(iii)
Notes aggregating $3,527,778 to 12 investors, which are convertible into shares of our common stock at a conversion price equal to 75% of the average of the closing bid price of our common stock for the 10 trading days preceding the conversion date (which shall in no event exceed $0.05 per share);

(iv)	Warrants to purchase an aggregate of 175,839,399 shares of common stock at an exercise price of $0.10 per share;
(v)	6,000,000 shares of common stock to three consultants for services valued at $126,000;
(vi)	Options to purchase 250,000 shares of common stock to one employee at an exercise price of $0.021 per share;
(vii)	1,295,944 shares of common stock to five holders of our 2006 Convertible Debentures in payment of $23,133 in accrued interest; and
(viii)	Options to purchase 2,000,000 shares of common stock to one director at an exercise price of $0.031 per share.

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

Equity Compensation Plan Information

We have four compensation plans (excluding individual stock option grants outside of such plans) under which our equity securities are authorized for issuance to employees, directors and consultants in exchange for services - the 2000 Omnibus Securities Plan (the “2000 Plan”), the 2001 Stock Incentive Plan (the “2001 Plan”), the 2003 Consultant Stock Plan (the “Consultant Plan”) and the 2006 Stock Incentive Plan (the “2006 Plan”) (collectively, the “Plans”). Each of the Plans has been approved by the Company’s shareholders.

The following table presents information as of October 31, 2007 with respect to compensation plans under which equity securities were authorized for issuance, including the 2000 Plan, the 2001 Plan, the Consultant Stock Plan, the 2006 Plan and agreements granting options or warrants outside of these Plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	8,665,985	$0.15	32,334,015
Equity compensation plans not approved by security holders	31,250,000	$0.06	—
Total	39,915,985	$0.08	32,334,015

Non-Shareholder Approved Plans

The following is a description of options and warrants granted to employees, directors, advisory directors, and consultants outside of the Plans that were outstanding as of October 31, 2007.

As of October 31, 2007, we had outstanding compensatory options and warrants to purchase an aggregate of 31,250,000 shares of our common stock that were granted outside of the Plans. Of this amount, outstanding options to purchase 100,000 shares of common stock were granted during fiscal 2001 outside of the Plans to two advisory directors. These options expire 10 years from their grant date and have exercise prices ranging from $1.07 to $2.30. All of these options have vested.

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

During the first quarter of fiscal 2006, options to purchase 22,400,000 shares of common stock were granted to the Company’s Chief Executive Officer, the Executive Vice President, and an advisory board member. These options have a 10-year term, an exercise price of $0.027 per share, and have vested.

During the second quarter of fiscal 2006, options to purchase 2,000,000 shares of common stock were granted to directors outside of the Plans. These options have a 10-year term, an exercise price of $0.0319 per share, and have vested. In addition, options to purchase 2,000,000 shares of common stock were granted outside of the Plans in connection with legal services performed for the Company. These options have a 10-year term, an exercise price of $0.0319 per share, and have vested. Of the options granted in connection with legal services, options to purchase 150,000 shares of common stock were exercised during fiscal 2006 and options to purchase 600,000 shares of common stock were exercised during fiscal 2007.

During the third quarter of fiscal 2006, options to purchase 200,000 shares of common stock were granted to a director outside the Plans. These options have a 10-year term, an exercise price of $0.18 per share, and vest over a three year period.

During the fourth quarter of fiscal 2006, options to purchase 3,500,000 shares of common stock were granted to the Company’s Senior Vice President outside of the Plans.  These options have a 10-year term, an exercise price of $0.158 per share, and vest over a three-year period.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the three months ended October 31, 2007.

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

Overview

We have developed advanced transmission technology products to enable data to be transmitted across copper telephone wire at speeds and over distances that exceed those offered by leading DSL technology providers. Our first chipset in a planned family of transport processors, the Cu5001 digital signal processor, is commercially available in FPGA form.  We are presently working on the ASSP version of the semiconductor. We market this technology to leading equipment makers in the telecommunications industry. Our products are designed to substantially increase the capacity of existing copper telephone networks, allowing telephone companies, office building managers, and enterprise network operators to provide enhanced and secure video, data and voice services over the existing copper telecommunications infrastructure.

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

During fiscal 2006 and 2007, we operated in two business segments.  Our semiconductor business segment is dependent upon our ability to generate future revenues and positive cash flow from our advanced transmission technology products, such as the Cu5001. No assurance can be provided that our target customers will purchase these products in large volumes, or at all. See “RISK FACTORS.”

In April 2000, our NV Entertainment subsidiary entered into a joint venture production agreement to produce a feature length film, “Step into Liquid” (the “Film”). We own a 50% interest in the joint venture. The financial condition and results of operations of the joint venture are consolidated with our financial condition and results of operations on the accompanying consolidated financial statements. The Film was released to theaters in the United States in 2003 and is currently in worldwide DVD distribution. During the years ended October 31, 2007 and 2006, we received film distribution royalties of $14,757 and $61,699, respectively, from the Film.

In December 2007, we discontinued the operations of our entertainment segment.  As we have not generated revenues from our semiconductor segment, we re-entered the development stage as defined in SFAS No. 7.

Asset Impairment

As of July 31, 2007, we reassessed the underlying value of our technology due to the development of a new improvement to our existing data transport technologies, which was completed in August 2007. This development replaces all of the original design elements that resulted from our strategic partnership with Adaptive Networks, Inc. (“Adaptive”) and improves certain design elements developed with HelloSoft, Inc. (“HelloSoft”).  In June 2007, we filed a provisional patent application protecting technology that replaces certain aspects of prior versions of our CupriaTM semiconductor platform.  Our current technology does not utilize previously capitalized licenses and software that were incorporated into prior versions of the CupriaTM semiconductor platform.  As a result of this new technology, on September 11, 2007, our Board of Directors reviewed the recoverability of our capitalized technology licenses and software development costs and determined that as of July 31, 2007 the remaining book value of $4,415,943 was not recoverable based on estimated future cash flows to be generated from the licenses. This conclusion was reached in connection with the Board’s review and the Company’s preparation of its Form 10-QSB for the quarterly period ended July 31, 2007.  In addition, as of October 31, 2007, we reassessed the underlying value of our remaining purchased technology and capitalized software development costs and determined that the remaining carrying value of $1,918,886 was not recoverable based on the inability to reasonably estimate future cash flows to be generated.  Accordingly, we have recognized an aggregate loss on impairment of $6,334,829 in our consolidated statement of operations for the year ended October 31, 2007.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our estimates are based on historical experience, other information that is currently available to us and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and the variances could be material.  Our critical accounting policies are those that affect our consolidated financial statements materially and involve difficult, subjective or complex judgments by management. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Stock-Based Compensation

We report stock based compensation under accounting guidance provided by SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, based on estimated fair values.

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

Stock-based compensation expense recognized under SFAS 123(R) related to employee stock options granted during the years ended October 31, 2007 and 2006 was $449,436 and $672,194, respectively.  Stock-based-compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 was $247,057 for the year ended October 31, 2006.

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

Revenue Recognition

Our policy is to recognize revenue from the sale of our semiconductor products when evidence of an arrangement exists, the sales price is determinable or fixed, legal title and risk of loss has passed to the customer, which is generally upon shipment of our products to our customers, and collection of the resulting receivable is probable. To date we have not recognized any revenues related to the sale of our semiconductor products.

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

As a result of such reviews, we recognized an aggregate loss on impairment of $6,334,829 in our consolidated statement of operations for the year ended October 31, 2007.  See "ASSET IMPAIRMENT" above.

We commenced amortization of capitalized software development costs during December 2005 and have recorded amortization expense of $892,046 and $777,026 during the years ended October 31, 2007 and 2006, respectively.

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

We outsourced all of the development activities with respect to our products to independent third party developers until April 2006, when we hired our first engineer. During the fourth fiscal quarter of 2006, we hired a Vice President to oversee the development and marketing of our semiconductors.  We have averaged eleven full-time equivalent employees or contractors engaged in research and development since that time.  During the years ended October 31, 2007 and 2006, we expended $1,231,065 and $325,124, respectively, for research and development of our semiconductor technology.

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

In February 2006, we obtained a license to include HelloSoft, Inc.’s (“HelloSoft”) integrated VoIP software suite in the Cupria™ family of transport processors. We believe the inclusion of VoIP features in our products will eliminate VoIP dedicated components currently needed in modems and thereby lower their production costs by more than 20%. In consideration of this license, we have paid HelloSoft a license fee and will pay certain royalties based on our sale of products that include the licensed technology.

Results of Operations

Comparison Of The Year Ended October 31, 2007 (The “2007 Period”) And The Year Ended October 31, 2006 (The “2006 Period”)

Revenues. Film distribution royalties for the 2007 period were $14,757, a decrease of $46,942 from $61,699 for the 2006 Period. For the 2007 period, all Film distribution royalties were in the form of guarantee and/or license payments relating to the U.S. distribution of the Film.  For the 2006 Period, $9,757 was in the form of guarantee and/or license payments relating to the U.S. distribution of the Film and the remainder of $51,942 were fees relating to foreign distribution of the Film.

This decrease from the 2006 Period was due to the decrease in the number and value of license agreements for distribution of the Film, or portions of the Film, in foreign markets.  No revenues were recorded in connection with our semiconductor business for the 2007 and 2006 Periods.

Operating Expenses. Operating expenses primarily include the impairment of technology licenses and capitalized software development costs, amortization of technology licenses and capitalized software development fees, research and development expenses in connection with the semiconductor business, and selling, general and administrative expenses.

Total operating expenses increased 121% to $14,405,569 for the 2007 Period from $6,530,880 for the 2006 Period, a $7,874,689 increase. This increase in total operating expenses is due primarily to the impairment of technology licenses and capitalized software development costs of $6,334,829 during the 2007 Period that did not occur during the 2006 Period.  In addition, there were increases in amortization of technology licenses and capitalized software development fees, research and development expenses, and selling, general and administrative expenses.

Amortization of technology licenses and capitalized software development fees was $892,046 for the 2007 Period as compared to $777,026 for the 2006 Period. The increase is due primarily to the increase in capitalized research and development costs during the 2007 Period and the purchase of technology from 1021 Technologies, Inc. and 1021 Technologies KK during the 2006 Period, plus the recognition of an additional 1.5 months of amortization for the 2007 Period as amortization did not commence until December 2005.

Research and development expenses increased by $905,941 or 279% to $1,231,065 for the 2007 Period from $325,124 for the 2006 Period.  In addition to salary and payroll taxes and benefits associated with additional employees during the 2007 Period, stock based compensation recognized for research and development for the 2007 Period was $491,434, the majority of which is accounted for by a share-based payment valued at $395,000 to eSilicon. This initial payment was required to commence pre-production work for Release 2.0 of the Cupria product line. For the 2006 Period, stock based compensation recognized for research and development was only $41,639. The remaining increase for the 2007 Period is primarily due to increased consulting expenses for research and development activities.  This is primarily because during the 2006 Period, most of the technical and engineering work to complete the new Cupria releases was being performed by Hellosoft, the costs for which were being capitalized to capitalized software.

Selling, general and administrative expenses increased by $518,899 or 10% to $5,947,629 for the 2007 Period from $5,428,730 for the 2006 Period.  The increase in selling, general and administrative expenses was primarily caused by an increase of $654,933 in stock based compensation from $1,862,547 for the 2006 Period to $2,517,480 for the 2007 Period, offset by a decrease in legal and accounting fees from the level incurred during the 2006 Period related to the filing of a registration statement.

Other (Income) Expenses.  Other expenses-net included interest income, interest expense, a gain/loss on the change in fair value of derivative liabilities, amortization of deferred financing costs, gain on forgiveness of principal and interest on a promissory note, and a loss on exchange of notes payable into common stock.

Total other expenses decreased 95% or $9,045,088 to $451,352 for the 2007 Period from total other expenses of $9,496,440 for the 2006 Period. The increases are primarily for the reasons noted below.

Interest expense decreased 64% or $6,970,023 to $3,853,079 during the 2007 Period from $10,823,102 during the 2006 Period.  The decrease in interest expense is primarily due to higher levels of amortization and write-off of debt discount due to conversions of 2005 Debentures during the 2006 Period and the fair value allocated to the warrants in excess of the debt discount of $5,608,156 and liquidated damages of $212,000 related to the 2006 Debentures during the 2006 Period that did not occur during the 2007 Period, offset by additional amortization of debt discount related to the April 2007 and July 2007 bridge loans.

We recognized a gain of $4,700,098 on the change in fair value of derivative liabilities for the 2007 Period, an increase of $2,741,191 from $1,958,907 for the 2006 Period. The gain was due primarily to a decrease in the market price of our common stock as of October 31, 2007 as compared to October 31, 2006. The closing market price of our common stock was $0.049 and $0.095 per share as of October 31, 2007 and 2006, respectively. In general, decreases in the market price of our common stock as compared to the exercise price of our warrants or options results in decreases in the fair value of the warrant or option as estimated using the Black-Scholes model.

The amortization of deferred financing costs decreased 16% or $258,287 to $1,328,099 for the 2007 Period from $1,586,386 for the 2006 Period. The decrease is primarily a result of the amortization and conversions of the 2005 Debentures during the 2006 Period that were significantly higher than during the 2007 Period due to significant conversions that occurred during the 2006 Period.  Upon conversion or repayment of debt prior to its maturity date, a pro-rata share of debt discount and deferred financing costs are written off and recorded as expense.

Other expenses were also higher during the 2006 Period due to the loss recognized on exchange of notes payable into common stock of $446,386 that didn’t occur during the 2007 Period.

Other income during the 2006 Period consisted primarily of a gain on forgiveness of principal and interest on a promissory note (the “Zaiq Note”) to Zaiq Technologies, Inc. (“Zaiq”) of $1,169,820. The Zaiq Note was entered into in April 2005, had an original principal amount of $2,392,000 and was originally due and payable in April 2007. Pursuant to the terms of the note, the principal amount of the note decreased by $797,333.33 on each of the nine and 12 month anniversaries of the note. In December 2005, when we would not have otherwise been required to make a payment under the Zaiq Note, we entered into a letter agreement with Zaiq pursuant to which we agreed to repurchase from Zaiq for $200,000 the remaining balance of the Zaiq Note and 5,180,474 shares of our common stock held of record by Zaiq. We had the right to assign any or all of our purchase commitment under the letter agreement. We assigned to an unaffiliated third party that had been a prior investor in the Company the right to purchase 4,680,620 of the Zaiq shares. On December 20, 2005, we purchased the Zaiq Note and 499,854 shares of our common stock held by Zaiq for an aggregate purchase price of $129,789. The Zaiq shares we repurchased have been accounted for as treasury stock, carried at cost, and reflected as a reduction to stockholders’ equity. The remaining principal and accrued interest of $1,292,111 on the Zaiq Note was canceled resulting in a gain of $1,169,820.

Also, during the 2006 Period, we recognized other income of $200,000 from the sale to an unrelated third party of our rights to the “Embarq” trademark in the United States, Puerto Rico and U.S. possessions and territories.

Net Loss.  For the 2007 Period our net loss decreased 7% or $1,123,457 to $14,842,164 from $15,965,621 for the 2006 Period primarily as the result of decreases in interest expense, the loss on exchange of notes payable into common stock during the 2006 Period that did not occur during the 2007 Period, decreases in amortization of deferred financing costs and the gain on the change in fair value of the derivative liabilities, offset by, increases in operating expenses and the gain on forgiveness of principal and interest on the Zaiq Note.

Liquidity and Capital Resources

Cash and cash equivalents totaled approximately $5,100 as of January 25, 2008, $35,368 as of October 31, 2007, and $1,090,119 as of October 31, 2006.

Net cash used in operating activities was $3,412,279 in the 2007 Period, as compared to $3,447,918 in the 2006 Period. The increase in cash used in operations was principally the result of the following items:

•	A decrease in the net loss, which was $14,842,164 in the 2007 Period, as compared with $15,965,621 in the 2006 Period; and
•
a net increase for the 2007 Period in other current assets, other assets and accounts payable and accrued liabilities of $778,980, as compared to a net increase for the 2006 Period in other current assets, other assets and accounts payable and accrued liabilities of $610,895;

impacted by the following non-cash items:

•	a net increase of $1,085,638 in consulting fees and other compensatory elements of stock issuances to $3,008,914 for the 2007 Period, as compared with $1,923,276 for the 2006 Period;
•	a gain on the change in fair value of derivative liabilities of $4,700,098 for the 2007 Period, as compared to a gain of $1,958,907 for the 2006 Period;
•	interest expense related to the fair value of Investors’ warrants at issuance in excess of debt discount of $5,608,156 for the 2006 Period which did not occur during the 2007 Period;
•	a loss on impairment of technology licenses and capitalized software development costs of $6,334,829 for the 2007 Period which did not occur during the 2006 Period;
•	loss on exchange of notes payable into common stock of $446,386 for the 2006 Period which did not occur during the 2007 Period;
•	a gain on forgiveness of principal and interest on the promissory note to Zaiq Technologies, Inc. of $1,169,820 for the 2006 Period which did not occur during the 2007 Period;
•	a net decrease of $258,287 in amortization of deferred financing costs to $1,328,099 for the 2007 Period, as compared with $1,586,386 for the 2006 Period;
•	a net decrease of $921,060 in amortization of debt discount on notes to $3,760,484 for the 2007 Period, as compared with $4,681,544 for the 2006 Period; and
•	a net increase of $115,020 in amortization of technology licenses and capitalized software development fees to $892,046 for the 2007 Period, as compared with $777,026 for the 2006 Period.

Net cash provided by investing activities was $60,428 for the 2007 Period compared to net cash used in investing activities of $1,800,327 for the 2006 Period. The net increase for the 2007 Period was due to proceeds from the maturity of short-term investments, that was originally purchased during the 2006 Period, and from the sale of certain trademark rights, offset by capitalization of research and development costs and software development fees, the purchase of equipment and leasehold improvements related to the build out of our headquarters office facility, and funds loaned pursuant to a promissory note.  The 2006 Period also included cash out flows for the purchase of technology from 1021 Technologies, Inc. and 1021 Technologies KK that did not occur during the 2007 Period.

Net cash provided by financing activities was $2,297,100 in the 2007 Period compared to $5,964,883 in the 2006 Period. Net cash provided by financing activities in the 2007 Period was the result of proceeds from the issuance of common stock of $1,060,100 and proceeds from notes payable of $1,700,000, offset by capitalized financing costs of $139,000 and the repayment of a note payable of $324,000.

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

Since inception, we have funded our operations primarily through the issuance of our common stock and debt securities. As a result of our issuances of debt securities, we have significant repayment obligations in 2008 and 2009 that will affect our liquidity position.

In December 2003, April 2004 and May 2004, we sold $1,350,000 in aggregate principal amount and received net proceeds of approximately $1,024,000 from the private placement to certain private and institutional investors of our three year 7% convertible debentures and warrants (the “7% Debentures”). As of October 31, 2007, there was $75,000 of principal amount of the 7% Debentures outstanding. The 7% Debentures matured in May 2007, however, they have not yet been repaid.

In March 2006, we sold $6,000,000 in aggregate principal amount of our Senior Secured 7% convertible debentures and warrants, receiving net proceeds of approximately $4.5 million after the payment of offering related costs (the “2006 Debentures”). As of October 31, 2007, there was $652,000 of principal amount of the 2006 Debentures outstanding. The 2006 Debentures mature in March 2008.

In May 2005, we sold $3.5 million in aggregate principal amount of our Senior Secured 7% convertible debentures and warrants (the “2005 Debentures”) in a private placement to certain private and institutional investors. As of October 31, 2007, there was $4,280 of principal amount of the 2005 Debentures outstanding. The 2005 Debentures mature in May 2008.

In May 2007, we received $400,000 in proceeds from the issuance of a note payable which originally matured on August 22, 2007. The maturity date on this note payable was extended to October 31, 2007. We are in discussions with the lender concerning an additional extension.  At December 18, 2007, the unpaid balance of the note was $350,000.

In December 2007, we sold $3,527,778 in aggregate principal amount of our 10% Secured Convertible Notes and warrants, receiving net proceeds of approximately $1.7 million (the “2007 Debentures”), after the payment of offering related fees and expenses of $345,000 and after the repayment in full of $1,100,000 principal and accrued interest on bridge loans issued in July 2007.  The 2007 Debentures mature in December 2009.

As of January 25, 2008, we had cash on hand of approximately $5,100. We need to raise additional funds on an immediate basis in order to comply with the terms of certain outstanding agreements, keep current essential suppliers and vendors, and maintain our operations as presently conducted. Management’s plans in this regard are to obtain other debt and equity financing until profitable operation and positive cash flow are achieved and maintained. We may not be successful in our efforts to raise additional funds, which may be limited by the terms of our outstanding debt securities. Even if we are able to raise additional funds through the issuance of debt or other means, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Even after we receive orders for our products, we do not yet know what payment terms will be required by our customers or if our products will be successful. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all.

Additional equity financings are likely to be dilutive to holders of our Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

We have incurred significant net losses since inception, negative cash flows and liquidity problems.  These conditions raise substantial doubt about our ability to continue as a going concern. Due to the fact that there is substantial doubt about our ability to continue as a going concern, our independent registered public accounting firm’s audit report accompanying our 2007 financial statements includes an explanatory paragraph to the uncertainty of our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of such uncertainty. This uncertainty may make it more difficult for us to raise additional capital than if such uncertainty did not exist.

Impact of Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective for us as of the beginning of fiscal 2008. Any cumulative effect of the change in accounting principle will be recorded as an adjustment to the opening accumulated deficit balance. The adoption of this pronouncement is not expected to have an impact on our consolidated financial position, results of operations, or cash flows.

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

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements.  FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations and cash flow, however, this pronouncement may effect future periods.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, and is effective for us for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) requires the new acquiring entity to recognize all assets acquired and liabilities assumed in the transactions; establishes an acquisition-date fair value for acquired assets and liabilities; and fully discloses to investors the financial effect the acquisition will have.  We are evaluating the impact of this pronouncement on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity.  SFAS 160 is effective for us as of the beginning of fiscal 2010.  We are evaluating the impact of this pronouncement on our consolidated financial position, results of operations and cash flows.

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

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a significant deficiency in the internal controls. In the past, management had decided that considering the employees involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management periodically reevaluates this situation. In light of the Company’s current cash flow situation, the Company does not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the three months ended October 31, 2007, the Company’s Controller resigned.  The Company has not hired a new Controller.  The duties formerly performed by the Controller are being performed by other Company employees and an outside accounting firm.  Except as described above, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect these controls during the three months ended October 31, 2007.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Incorporated by reference from the discussions under the headings “Item 1, Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended October 31, 2007 (the “Proxy Statement”).

We have adopted a code of ethics that applies to our chief executive officer, president, chief financial officer, controller and others performing similar executive and financial functions at the Company. This code of ethics is posted at www.rimsemi.com. The code of ethics may be found as follows: From our main Web page, first click on “Investor” at the top of the page. Next, click on “Governance.”  Finally, click on “Ethics.”  We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

ITEM 10.  EXECUTIVE COMPENSATION

Incorporated by reference from the discussions under the headings “Executive Compensation,” “Employment Agreements with Executive Officers” and “Additional Information Concerning the Board of Directors” in the Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the discussion under the headings “Equity Compensation Plan Information” and “Beneficial Ownership of Certain Shareholders, Directors and Executive Officers” in the Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the discussion under the heading “Certain Relationships and Related Transactions” in the Proxy Statement.

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

4.2
Form of Warrant issued to purchasers of the Company’s 7% Convertible Debentures (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form SB-2 (No. 333-112643) filed with the Commission on February 10, 2004).

4.3	Form of Common Stock Purchase Warrant issued to certain investors (incorporated by reference to Exhibit 4.2 of the June 1, 2005 8-K).

4.4
Form of 7% Senior Secured Convertible Debenture, Series 06-01C, of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed with the Commission on March 13, 2006 (the “March 13, 2006 8-K”).

4.5
Amendment to Class 2005-A, -B, and -C Common Stock Purchase Warrants, dated as of February 21, 2006, among the Company and the Warrant holders that are parties thereto (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed with the Commission on March 9, 2006).

4.6
Form of Secured Convertible Note issued on December 5, 2007 (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed with the Commission on December 11, 2007 (the “December 11, 2007 8-K”)).

4.7	Form of Class A Common Stock Purchase Warrant, issued as of December 5, 2007 (incorporated by reference to Exhibit 4.2 of the Company’s December 11, 2007 8-K).

10.1	2000 Omnibus Securities Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Commission on May 2, 2000). (1)
10.2
10.2	2001 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (No. 333-68716), filed with the Commission on August 30, 2001). (1)

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

10.12
Amended and Restated Right of First Refusal, Credit of Payments and Revenue Sharing Agreement dated as of November 29, 2004, among the Company, Adaptive Networks, Inc. and Certain Shareholders of Adaptive Networks, Inc. (incorporated by reference to Exhibit 10.26 of the Company’s 2005 10-KSB).

10.13
Employment Agreement between the Company and Ray Willenberg, Jr. dated as of March 23, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-QSB for the period ended January 31, 2005, filed with the Commission on March 17, 2005 (the “January 2005 10-QSB”)). (1)

10.14
Form of Securities Purchase Agreement dated as of May 26, 2005, among the Company and certain investors (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the Commission on June 1, 2005 (the “June 2005 8-K”)).

10.15
Form of Warrant issued in connection with the Bridge Loan Agreement between the Company and Double U Master Fund, L.P., dated January 24, 2006 (incorporated by reference to Exhibit 10.3 of the Company’s January 30, 2006 8-K).

10.16
Stock Option Agreement dated January 26, 2006 between the Company and Brad Ketch. (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2006 (the “2006 10-KSB”)). (1)

10.17	Stock Option Agreement dated January 26, 2006 between the Company and Ray Willenberg, Jr. (incorporated by reference to Exhibit 10.34 of the Company’s 2006 10-KSB) (1)

10.18	Stock Option Agreement dated January 26, 2006 between the Company and Walter Chen (incorporated by reference to Exhibit 10.35 of the Company’s 2006 10-KSB).

10.19
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

10.20	Stock Option Agreement dated February 16, 2006 between the Company and Davis Munck Butrus, P.C. (incorporated by reference to Exhibit 10.11 of the Company’s January 2006 10-QSB).

10.21	Stock Option Agreement dated February 16, 2006 between the Company and Jack Peckham (incorporated by reference to Exhibit 10.12 of the Company’s January 2006 10-QSB).

10.22	Stock Option Agreement dated February 16, 2006 between the Company and Thomas Cooper (incorporated by reference to Exhibit 10.13 of the Company’s January 2006 10-QSB).

10.23	Form of Securities Purchase Agreement, dated as of March 6, 2006, between the Company and the investors named therein (incorporated by reference to Exhibit 10.1 of the Company’s March 13, 2006 8-K).

10.24	Form of Warrant issued in connection with the Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 of the Company’s March 13, 2006 8-K).

10.25
Form of Security Interest Agreement, dated as of March 6, 2006, among the Company, the Secured Parties named therein, and Krieger & Prager, LLP, as agent for the Secured Parties (incorporated by reference to Exhibit 10.3 of the Company’s March 13, 2006 8-K).

10.26	Form of Registration Rights Agreement, dated as of March 6, 2006, between the Company and the investors named therein (incorporated by reference to Exhibit 10.4 of the Company’s March 13, 2006 8-K).

10.27	Placement Agency Agreement, dated as of March 3, 2006, between the Company and Pond Equities (incorporated by reference to Exhibit 10.5 of the Company’s March 13, 2006 8-K).

10.28
Employment Agreement between the Company and Ray Willenberg, Jr. dated as of March 1, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the Commission on March 15, 2006 (the “March 15, 2006 8-K”). (1)

10.29	Convertible Promissory Note dated March 7, 2006 in favor of Ray Willenberg, Jr. (incorporated by reference to Exhibit 10.2 of the March 15, 2006 8-K). (1)

10.30	Consulting Agreement between the Company and LF Technology Group, LLC dated March 7, 2006 (incorporated by reference to Exhibit 10.3 of the Company’s March 15, 2006 8-K).

10.31	Consulting Agreement between the Company and Starburst Innovations, LLC dated March 7, 2006 (incorporated by reference to Exhibit 10.4 of the Company’s March 15, 2006 8-K).

10.32	Consulting Agreement between the Company and Advisor Associates, Inc. dated March 8, 2006 (incorporated by reference to Exhibit 10.5 of the Company’s March 15, 2006 8-K).

10.33	Stock Option Agreement between the Company and Jack Peckham dated July 6, 2006 (incorporated by reference to Exhibit 10.51 of Company’s 2006 10-KSB). (1)

10.34
Employment Agreement between the Company and David Wojcik dated September 1, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-QSB for the period ended July 31, 2006). (1)

10.35	Stock Option Agreement between the Company and David Wojcik dated August 31, 2006 (incorporated by reference to Exhibit 10.53 of the Company’s 2006 10-KSB). (1)

10.36	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.54 of the Company’s 2006 10-KSB).

10.37	Office Lease, dated September 5, 2006, by and between American Property Management Corp. as agent for and on behalf of Western Investment Co., LLC and the Company.*

10.38	Master ASIC Services Agreement between the Company and eSilicon Corporation dated December 12, 2006 (incorporated by reference to Exhibit 10.55 of the Company’s 2006 10-KSB).

10.39
Bridge Loan Agreement, dated as of March 27, 2007, between the Company and Double U Master Fund, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-QSB for the period ended April 30, 2007 (the “April 2007 10-QSB”)).

10.40	Form of Note issued in connection with the March 27, 2007 Bridge Loan Agreement (incorporated by reference to Exhibit 10.2 of the Company’s April 2007 10-QSB).

10.41	Form of Warrant issued in connection with the March 27, 2007 Bridge Loan Agreement (incorporated by reference to Exhibit 10.3 of the April 2007 10-QSB).

10.42
Security Interest Agreement, dated as of March 26, 2007 among the Company, Double U Master Fund, L.P. (the “Secured Party”) and Krieger & Prager, LLP, as agent for the Secured Party (incorporated by reference to Exhibit 10.4 of the April 2007 10-QSB).

10.43	Convertible Promissory Note, dated as of May 24, 2007 in favor of the Charles R. Cono Trust (incorporated by reference to Exhibit 10.5 of the April 2007 10-QSB).

10.44
Bridge Loan Agreement, dated as of July 26, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2007 (the “August 2007 8-K”)).

10.45	Form of Senior Secured Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s August 1, 2007 8-K).

10.46
Security Interest Agreement dated as of July 26, 2007 by and among the Secured Parties (as defined in the Agreement), Rim Semiconductor Company, and Krieger & Prager, LLP, as agent for the Secured Parties (incorporated by reference to Exhibit 10.3 of the Company’s August 1, 2007 8-K).

10.47	Subscription Agreement dated as of December 5, 2007, by and among the Company and the Subscribers defined therein (incorporated by reference to Exhibit 10.1 of the Company’s December 11, 2007 8-K).

10.48
Security Agreement, dated as of December 5, 2007, by and between the Company, NV Entertainment, Inc. and Barbara R. Mittman as collateral agent (incorporated by reference to Exhibit 10.2 of the Company’s December 11, 2007 8-K).

10.49	Funds Escrow Agreement, dated as of December 5, 2007, among the Company, the Subscribers and Grushko & Mittman, P.C. (incorporated by reference to Exhibit 10.3 of the Company’s December 11, 2007 8-K).

10.50	Form of Lockup Agreement, dated as of December 5, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s December 2007 8-K).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company’s 2005 10-KSB).

23.1	Consent of Marcum & Kliegman LLP.*

31.1	Rule 13A - 14(A) / 15D - 14 (A) Certification.*

32.1	Section 1350 Certification.*
____________________

*Filed herewith.

(1)	Signifies a management agreement or compensatory plan or arrangement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the discussion under the heading “Independent Auditor Fee Information” in the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: January 29, 2008	RIM SEMICONDUCTOR COMPANY

	By:	/s/ Brad Ketch
Brad Ketch
President and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Brad Ketch Brad Ketch	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	January 29, 2008

/s/ Ray Willenberg, Jr. Ray Willenberg, Jr.	Chairman of the Board and Executive Vice President	January 29, 2008

/s/ Jack Peckham Jack Peckham	Director	January 29, 2008

/s/ William A. Swope William A. Swope	Director	January 29, 2008

Boon Tiong Tan	Director

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets At October 31, 2007 and 2006	F-3

Consolidated Statements of Operations for the Years Ended October 31, 2007 and 2006	F-4

Consolidated Statements of Stockholders’ (Deficiency) Equity for the Years Ended October 31, 2007 and 2006	F-5 to F-6

Consolidated Statements of Cash Flows for the Years Ended October 31, 2007 and 2006	F-7 to F-8

Notes to the Consolidated Financial Statements	F-9 to F-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Rim Semiconductor Company

We have audited the accompanying consolidated balance sheets of Rim Semiconductor Company and Subsidiaries (the “Company”) as of October 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ (deficiency) equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rim Semiconductor Company and Subsidiaries at October 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the consolidated financial statements, the Company incurred losses of $14,842,164 and $15,965,621 during the years ended October 31, 2007 and 2006, respectively, and has a working capital deficiency of approximately $6,194,000 and stockholders’ deficiency of approximately $5,859,000 as of October 31, 2007.  These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  In December 2007, the Company discontinued the operations of its entertainment segment and accordingly has re-entered the development stage (see Note 17).

/s/ MARCUM & KLIEGMAN LLP

New York, New York
January 28, 2008

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	October 31,
	2007	2006
ASSETS

Current Assets:
Cash and cash equivalents	$35,368	$1,090,119
Short-term investments	-	1,000,000
Other current assets	93,360	310,266
TOTAL CURRENT ASSETS	128,728	2,400,385

Property and equipment - net	180,632	64,546
Technology licenses and capitalized software development costs - net	-	6,250,496
Note receivable	50,000	-
Deferred financing costs - net	85,724	1,274,823
Other assets	18,482	22,144
TOTAL ASSETS	$463,566	$10,012,394

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Convertible notes payable	$478,000	$478,000
Convertible debentures (net of debt discount of $117,667 and $1,548, respectively)	613,613	73,452
Notes payable (net of debt discount of $293,333 and $0, respectively)	1,206,667	-
Derivative liabilities – warrants, options and embedded conversion option	2,289,607	8,238,583
Accounts payable and accrued expenses	1,734,386	1,223,210
TOTAL CURRENT LIABILITIES	6,322,273	10,013,245

Long-term portion of convertible debentures (net of debt discount of $0 and $3,119,369, respectively)	-	1,479,195
TOTAL LIABILITIES	6,322,273	11,492,440

Commitments, Contingencies and Other matters

Stockholders’ Deficiency:

Preferred stock - $0.01 par value; 15,000,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock - $0.001 par value; Authorized - 900,000,000 shares; Issued - 468,986,043 and 356,399,782 shares at October 31, 2007 and 2006, respectively; Outstanding – 468,486,189 and 355,899,928 shares at October 31, 2007 and 2006, respectively	468,986	356,400
Treasury Stock, at cost - 499,854 shares of common stock at October 31, 2007 and 2006, respectively	(7,498)	(7,498)
Additional paid-in capital	85,276,802	75,215,263
Unearned compensation	(907,656)	(1,197,034)
Accumulated deficit	(90,689,341)	(75,847,177)
TOTAL STOCKHOLDERS’ DEFICIENCY	(5,858,707)	(1,480,046)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$463,566	$10,012,394

The accompanying notes are an integral part of these consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended October 31,
	2007	2006

FILM DISTRIBUTION ROYALTIES	$14,757	$61,699

OPERATING EXPENSES:
Impairment of technology licenses and capitalized software development costs	6,334,829	-
Amortization of technology licenses and capitalized software development costs	892,046	777,026
Research and development expenses (including stock based compensation of $491,434 and $41,639, respectively)	1,231,065	325,124
Selling, general and administrative expenses (including stock based compensation of $2,517,480 and $1,862,547, respectively)	5,947,629	5,428,730

TOTAL OPERATING EXPENSES	14,405,569	6,530,880
OPERATING LOSS	(14,390,812)	(6,469,181)

OTHER EXPENSES (INCOME):
Interest income	(30,854)	(19,612)
Interest expense	3,853,079	10,823,102
Change in fair value of derivative liabilities	(4,700,098)	(1,958,907)
Amortization of deferred financing costs	1,328,099	1,586,386
Gain on forgiveness of principal and interest on Zaiq Note	-	(1,169,820)
Loss on exchange of notes payable into common stock	-	446,386
Other	1,126	(211,095)

TOTAL OTHER EXPENSES	451,352	9,496,440

NET LOSS	$(14,842,164)	$(15,965,621)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.03)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	431,248,398	301,858,638

The accompanying notes are an integral part of these consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders’ (Deficiency) Equity
For The Years Ended October 31, 2007 And 2006

	Common Stock		Treasury Stock		Additional Paid-in	Unearned	Accumulated	Total Stockholders’ (Deficiency)
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity
Balance at November 1, 2005	184,901,320	$184,902	-	$-	$61,359,999	$(22,771)	$(59,881,556)	$1,640,574

Repurchase of common stock for cash	-	-	(499,854)	(7,498)	-	-	-	(7,498)
Issuance of common stock under service and consulting agreements	13,712,222	13,712	-	-	2,382,713	(2,396,425)	-	-
Issuance of common stock in purchase of assets from 1021 Technologies	500,000	500	-	-	77,500	-	-	78,000
Issuance of common stock for conversion of convertible debentures and accrued interest	122,075,460	122,075	-	-	3,374,090	-	-	3,496,165
Issuance of common stock for convertible notes payable and accrued interest	35,714	36	-	-	14,964	-	-	15,000
Issuance of common stock for notes payable and accrued interest	12,064,494	12,064	-	-	1,278,837	-	-	1,290,901
Issuance of common stock upon exercise of warrants and options	21,915,985	21,916	-	-	1,374,312	-	-	1,396,228
Issuance of common stock upon cashless exercise of warrants	1,194,587	1,195	-	-	183,608	-	-	184,803
Stock options granted to key employees and advisory board member	-	-	-	-	1,032,412	-	-	1,032,412
Reclassification of derivative liability upon exercise of warrants	-	-	-	-	2,758,046	-	-	2,758,046
Reclassification of conversion option liability	-	-	-	-	1,378,782	-	-	1,378,782
Amortization of unearned compensation expense	-	-	-	-	-	1,222,162	-	1,222,162
Net loss	-	-	-	-	-	-	(15,965,621)	(15,965,621)
Balance at October 31, 2006	356,399,782	$356,400	(499,854)	$(7,498)	$75,215,263	$(1,197,034)	$(75,847,177)	$(1,480,046)

The accompanying notes are an integral part of these consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders’ (Deficiency) Equity
For The Years Ended October 31, 2007 And 2006

	Common Stock		Treasury Stock		Additional Paid-in	Unearned	Accumulated	Total Stockholders’ (Deficiency)
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity
Balance at October 31, 2006	356,399,782	$356,400	(499,854)	$(7,498)	$75,215,263	$(1,197,034)	$(75,847,177)	$(1,480,046)

Issuance of common stock for cash	21,202,000	21,202	-	-	1,038,898	-	-	1,060,100
Issuance of common stock under service and consulting agreements	23,284,938	23,285	-	-	2,276,339	(2,299,624)	-	-
Issuance of common stock in connection with notes payable	10,000,000	10,000	-	-	690,000	-	-	700,000
Issuance of common stock for conversion of convertible debentures and accrued interest	57,034,788	57,034	-	-	4,044,799	-	-	4,101,833
Issuance of common stock in satisfaction of liquidated damages	464,535	465	-	-	68,082	-	-	68,547
Issuance of common stock upon exercise of stock options for the settlement of vendor payables	600,000	600	-	-	18,540	-	-	19,140
Stock based compensation expense recognized for the granting and vesting of options to employees and advisory board members	-	-	-	-	449,436	-	-	449,436
Reclassification of derivative liability upon exercise of options	-	-	-	-	71,521	-	-	71,521
Reclassification of conversion option liability	-	-	-	-	1,689,551	-	-	1,689,551
Amortization of unearned compensation expense	-	-	-	-	-	2,589,002	-	2,589,002
Reclassification of warrants issued in connected with restricted common stock to derivative liability	-	-	-	-	(285,627)	-	-	(285,627)
Net loss	-	-	-	-	-	-	(14,842,164)	(14,842,164)
Balance at October 31, 2007	468,986,043	$468,986	(499,854)	$(7,498)	$85,276,802	$(907,656)	$(90,689,341)	$(5,858,707)

The accompanying notes are an integral part of these consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended October 31,
	2007	2006
Cash Flows From Operating Activities
Net Loss	$(14,842,164)	$(15,965,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting fees and other compensatory elements of stock issuances	3,008,914	1,923,276
Change in fair value of derivative liabilities	(4,700,098)	(1,958,907)
Fair value of Investors’ warrants in excess of debt discount	-	5,608,156
Loss on impairment of technology licenses and capitalized software development costs	6,334,829	-
Gain on forgiveness of principal and interest on Zaiq note	-	(1,169,820)
Loss on exchange of notes payable into common stock	-	446,386
Amortization of deferred financing costs	1,328,099	1,586,386
Amortization on debt discount on notes	3,760,484	4,681,544
Amortization of technology licenses and capitalized software development costs	892,046	777,026
Depreciation and amortization	26,017	5,242
Other non-cash expense	614	7,519
Change in assets:
Other current assets	16,906	(276,234)
Other assets	3,662	(11,920)
Change in liabilities:
Accounts payable and accrued expenses	758,412	899,049
Net Cash Used In Operating Activities	(3,412,279)	(3,447,918)

Cash Flows From Investing Activities
Proceeds from sale of trademark rights	200,000	-
Note receivable	(50,000)	-
Proceeds from maturity of short-term investments	1,000,000	-
Purchase of short-term investments	-	(1,000,000)
Acquisition of assets from 1021 Technologies	-	(150,000)
Acquisition and costs of capitalized software and development fees	(946,855)	(590,461)
Acquisition of property and equipment	(142,717)	(59,866)
Net Cash Provided By (Used In) Investing Activities	60,428	(1,800,327)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	1,060,100	-
Proceeds from exercise of warrants	-	1,391,444
Purchase of treasury stock	-	(7,498)
Proceeds from convertible debentures	-	6,000,000
Proceeds from notes payable	1,700,000	750,000
Capitalized financing costs	(139,000)	(742,450)
Repayments of notes payable	(324,000)	(944,291)
Repayments of convertible notes payable	-	(482,322)
Net Cash Provided By Financing Activities	2,297,100	5,964,883

(Decrease) Increase In Cash And Cash Equivalents	(1,054,751)	716,638
Cash And Cash Equivalents - Beginning Of Year	1,090,119	373,481
Cash And Cash Equivalents - End Of Year	$35,368	$1,090,119

The accompanying notes are an integral part of these consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended October 31,
	2007	2006

Supplemental Disclosure Of Cash Flow Information:
Cash paid during the year for:

Interest	$77,050	$6,650

Income taxes	$-	$-

Non-Cash Investing And Financing Activities:

Common stock issued for conversion of convertible debentures, convertible note payable, notes payable and accrued interest	$4,101,833	$4,802,066

Common stock issued upon cashless exercise of warrants	$-	$184,803

Issuance of common stock upon exercise of stock options for the settlement of vendor payables	$19,140	$4,784

Common stock issued for settlement of accrued liquidated damages	$68,547	$-

Value recorded as debt discount relating to warrants issued to purchasers of convertible debentures	$-	$3,428,571

Value assigned to conversion option liability in connection with issuance of convertible debentures	$-	$2,571,429

Reclassification of conversion option liability to equity	$1,689,551	$1,378,782

Value assigned on issuance date to warrants issued to placement agent	$-	$1,792,452

Value assigned to warrants granted in connection with notes payable	$226,567	120,000

Value assigned to common stock issued in connection with notes payable	$700,000	-

Deferred compensation converted to convertible note payable	$-	$212,450

Issuance of common stock to purchase assets from 1021 Technologies	$-	$78,000

Reclassification of derivative liability upon exercise of options and warrants	$71,521	$2,758,046

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

During the fiscal years ended October 31, 2007 and 2006, the Company operated in two business segments, the development of new semiconductor technologies (Semiconductor Segment) and the production of motion pictures, films and videos (Entertainment Segment). The Semiconductor Segment will have no operating revenues until successful commercialization of its developed technology and will continue to incur substantial operating expenses, capitalized costs and operating losses.

The Company’s Entertainment Segment is operated through its wholly owned subsidiary, NV Entertainment. In December 2007, the Company discontinued the operations of its Entertainment Segment and accordingly has re-entered the development stage (see Note 17).

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business.

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values.  The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its business plan. For the years ended October 31, 2007 and 2006 the Company incurred net losses of approximately $14.8 million and $16.0 million, respectively, and as of October 31, 2007 had a working capital deficiency of approximately $6.2 million and stockholders’ deficiency of approximately $5.9 million. In addition, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities through at least October 31, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company funded its operations during 2007 and 2006 through sales of its common stock, proceeds from notes, convertible debentures and the exercise of warrants, resulting in proceeds to the Company of approximately $2,760,000 and $8,141,000, respectively.

The Company's ability to continue to operate as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability.

Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations. The Company will require additional funds for its operations and to pay down its liabilities, as well as finance its expansion plans consistent with its business plan. However, there can be no assurance that the Company will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and these adjustments may be material (see Note 17).

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Significant estimates include impairment analysis for long-lived assets, income taxes, litigation and valuation of derivative instruments. Actual results could differ from those estimates.

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

Short-Term Investments

Short-term investments at October 31, 2006 consisted of certificates of deposit aggregating $1,000,000, acquired June 2, 2006, which matured on January 28, 2007. The certificates of deposit earned interest at 3.54% per annum.

Property and Equipment

Property and equipment procured in the normal course of business are stated at cost. Property and equipment purchased in connection with an acquisition is stated at its estimated fair value. Property and equipment is being depreciated on a straight-line method over the estimated useful lives of the assets, which generally range from two to seven years. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gains or losses are reflected in the Results of Operations. Leasehold improvements, once placed in service, are being amortized over the shorter of the useful life or the remainder of the lease term. Maintenance and repair expenses are charged to operations as incurred.

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 employs an asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred income taxes of a change in tax rates is recognized in operations in the period that includes the enactment date.  For Fiscal 2008, the Company will adopt FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretationof FASB Statement No. 109” (“FIN 48”) (see Note 2).

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company’s policy is to recognize revenue from the sale of its semiconductor products when evidence of an arrangement exists, the sales price is determinable or fixed, legal title and risk of loss has passed to the customer, which is generally upon shipment of our products to our customers, and collection of the resulting receivable is probable. To date the Company has not recognized any revenues related to the sale of its semiconductor products.

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

Under a rights agreement with Lions Gate Entertainment (“LGE”), the domestic distributor for its Film entitled “Step Into Liquid,” the Company shares with LGE in the profits of the Film after LGE recovers its marketing, distribution and other predefined costs and fees. The agreement provides for the payment of minimum guaranteed license fees, usually payable on delivery of the respective completed film, that are subject to further increase based on the actual distribution results in the respective territory. Minimum guaranteed license fees totaled approximately $4,800 during each of the years ended October 31, 2007 and 2006, respectively, and were recorded as revenue.  This revenue is reported as Film distribution royalties.

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

Derivative Financial Instruments

In connection with the issuance of certain convertible debentures, the terms of the debentures included an embedded conversion feature which provided for a conversion of the debentures into shares of the Company’s common stock at a rate which was determined to be variable. The Company determined that the conversion feature was an embedded derivative instrument and that the conversion option was an embedded put option pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

The accounting treatment of derivative financial instruments requires that the Company record the conversion option and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debenture agreements, the Company was required to classify all other non-employee warrants and options as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income. The Company reassesses the classification at each balance sheet date. If the classification required under EITF Issue No. 00-19 changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The fair value of derivative financial instruments was estimated during the years ended October 31, 2007 and 2006 using the Black-Scholes model and the following range of assumptions:

	2007	2006
Expected dividends	None	None
Expected volatility	62.6 - 120.6%	92.9 – 158.8%
Risk-free interest rate	3.9 - 4.5%	4.6 – 5.0%
Contractual term (years)	4.6 – 5.0	0.9 - 9.8

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

For the years ended October 31, 2007 and 2006, no effect has been given to outstanding options, warrants, convertible notes payable, or convertible debentures in the diluted computation, as their effect would be anti-dilutive.  The number of potentially dilutive securities excluded from the computation of diluted loss per share was approximately 186,859,254 and 220,194,580, for the years ended October 31, 2007 and 2006, respectively (see Note 13).

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

Stock-based compensation expense recognized under SFAS 123(R) related to employee stock options granted during the years ended October 31, 2007 and 2006 was $449,436 and $672,194, respectively.  Stock-based-compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 was $247,057 for the year ended October 31, 2006.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassification did not have any effect on reported net losses for any periods presented.

Impact of Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective for the Company as of the beginning of fiscal 2008. Any cumulative effect of the change in accounting principle will be recorded as an adjustment to the opening accumulated deficit balance. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impact of Recently Issued Accounting Standards (Continued)

and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements.  FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows, however, this pronouncement may effect future periods.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, and is effective for the Company for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) requires the new acquiring entity to recognize all assets acquired and liabilities assumed in the transactions; establishes an acquisition-date fair value for acquired assets and liabilities; and fully discloses to investors the financial effect the acquisition will have.  The Company is evaluating the impact of this pronouncement on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity.  SFAS 160 is effective for the Company as of the beginning of fiscal 2010.  The Company is evaluating the impact of this pronouncement on the Company’s consolidated financial position, results of operations and cash flows.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	At October 31,
	2007	2006
Leasehold improvements	$127,032	$44,778
Furniture and fixtures	19,554	8,565
Office equipment	65,118	17,684
	211,704	71,027
Less: accumulated depreciation and amortization	31,072	6,481

Total	$180,632	$64,546

For the years ended October 31, 2007 and 2006, depreciation and amortization expense was $26,017 and $5,242, respectively.

NOTE 4 - TECHNOLOGY LICENSES AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Technology licenses and capitalized software development costs consist of the following:

	October 31,
	2007	2006
Technology licenses	$-	$5,751,000
Purchased technology	-	228,000
Capitalized software development cost	-	1,048,522
	-	7,027,522
Accumulated amortization	-	(777,026)
Total	$-	$6,250,496

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - TECHNOLOGY LICENSES AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS (CONTINUED)

The Company commenced amortization of technology licenses and capitalized software development costs during December 2005 when the Company made available to the market the Cupria Cu5001 semiconductor and recorded amortization expense of $892,046 and $777,026 during the years ended October 31, 2007 and 2006, respectively.

Technology Licenses

The Company has entered into two technology license agreements. Royalty payments, as a percentage of sales after obtaining certain revenue levels, if any, under each license would be reflected in the Company’s consolidated statements of operations as a component of cost of sales.

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

In consideration of the development services provided and the licenses granted to the Company by Adaptive, the Company paid Adaptive an aggregate of $5,751,000 between 2002 and 2004 consisting of cash and the assumption of certain Adaptive liabilities. In addition to the above payments, Adaptive is entitled to a percentage of any net sales of products sold by the Company and any license revenue received from the licensed and co-owned technologies less the first $5,000,000 that would otherwise be payable to it under this royalty arrangement.

In February 2006, the Company obtained a license to include HelloSoft, Inc.’s (“HelloSoft”) integrated VoIP software suite in the Cupria™ family of transport processors. In consideration of this license, the Company paid HelloSoft a license fee and will pay certain royalties based on the sale of the Company’s products that include the licensed technology.

Purchased Technology and Capitalized Software Development Costs

In September 2006, the Company purchased substantially all of the assets of 1021 Technologies, Inc. and 1021 Technologies KK. The assets purchased include the rights to nine patents, seven patent applications, a completed VDSL semiconductor, VDSL2 software and hardware technology components, and various computer equipment and related software. This asset acquisition consisted of a cash payment of $150,000 plus the issuance of 500,000 shares of restricted common stock valued at $78,000, for a total of $228,000, and has been recorded as an addition to technology license and capitalized software development costs during the year ended October 31, 2006. During the years ended October 31, 2007 and 2006, the Company capitalized approximately $254,500 and $913,100, respectively, under the HelloSoft service agreement (see Note 15) and $721,900 and $135,500, respectively, of internally developed software costs.

Impairment

As of July 31, 2007, the Company reassessed the underlying value of its technology due to the development of a new improvement to the Company’s existing data transport technologies. This development, which was completed in August 2007, replaces all of the original design elements that resulted from the Company’s strategic partnership with Adaptive and improves certain design elements developed with HelloSoft.  In June 2007, the Company filed a provisional patent application protecting technology that replaces certain aspects of prior versions of its CupriaTMsemiconductor platform.  The Company’s current technology does not utilize previously capitalized licenses and software that were incorporated into prior versions of the Company’s CupriaTMsemiconductor platform.  As a result of this new technology, the Company reviewed the recoverability of its capitalized technology licenses and software development costs and determined that as of July 31, 2007 the remaining carrying value of $4,415,943 was not recoverable based on estimated future cash flows to be generated from the licenses.  Accordingly, the Company has recognized a loss on impairment of $4,415,943 in the consolidated statement of operations for the year ended October 31, 2007.

The technology licensed from or jointly developed with Adaptive may find use in future products but no estimation of this future value is currently determinable.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - TECHNOLOGY LICENSES AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS (CONTINUED)

Impairment (Continued)

As of October 31, 2007, the Company reassessed the underlying value of its purchased technology and capitalized software development costs and determined that the remaining carrying value of $1,918,886 was not recoverable based on the Company’s inability to reasonably estimate future cash flows to be generated.  Accordingly, the Company has recognized a loss on impairment of $1,918,886 in the consolidated statement of operations for the year ended October 31, 2007.

NOTE 5 - FILM IN DISTRIBUTION

In April 2000, the Company entered into a joint venture production agreement to produce a feature length film (“Step Into Liquid”) for theatrical distribution. The Company agreed to provide 100% of the funding for the production in the amount of up to $2,250,000 and, in exchange, received a 50% share in all net profits from worldwide distribution and merchandising, after receiving funds equal to its initial investment of up to $2,250,000. As of October 31, 2007, the Company has funded a net of $2,335,101 for completion of the film. The film is currently in worldwide DVD distribution.

The Company recognized film distribution royalties of $14,757 and $61,699 for the years ended October 31, 2007 and 2006, respectively. The Company had no amortization costs for the years ended October 31, 2007 and 2006. In December 2007, the Company discontinued the operations of its entertainment segment and accordingly has re-entered the development stage (see Note 17).

NOTE 6 – NOTE RECEIVABLE

On March 9, 2007, the Company agreed to loan funds to an independent non-profit organization.  Between April and July 2007, the Company loaned the organization $50,000 pursuant to a promissory note. The note earns simple interest at a rate of 7% per annum. Payment is due to the Company on the earlier of when the organization has received no less from membership dues or financing from sources other than the Company than an amount equal to or exceeding the principal and interest owed; or on March 10, 2010.

NOTE 7 - DEFERRED FINANCING COSTS

As of October 31, 2007, the deferred financing costs consist of costs incurred in connection with the issuance of the Company’s outstanding debt:

Deferred financing costs	$2,258,532
Less: accumulated amortization	(2,172,808)

Deferred financing costs, net	$85,724

Costs incurred in connection with debt financings are capitalized as deferred financing costs and amortized over the term of the related debt. If any or all of the related debt is converted or repaid prior to its maturity date, a pro-rata share of the related deferred financing costs are written off and included with amortization expense in the period of the conversion or repayment in the consolidated statement of operations. For the years ended October 31, 2007 and 2006, amortization of deferred financing costs was $1,328,099 and $1,586,386, respectively.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - EXCHANGE AGREEMENT

In April 2005, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Zaiq Technologies, Inc. (“Zaiq”), pursuant to which the Company issued 4,651,163 shares of common stock with a value of $744,186 and a promissory note in the principal amount of $2,392,000 (the “Zaiq Note”) in exchange for the surrender by Zaiq of 3,192 shares of Redeemable Series B Preferred Stock. During the year ended October 31, 2005, the Company issued 529,311 additional shares of common stock in accordance with anti-dilution provisions of the Exchange Agreement.

On December 19, 2005, the Company agreed to repurchase from Zaiq for $200,000 the following Zaiq assets: (i) 5,180,474 shares (the “Zaiq Shares”) of the Company’s common stock held of record by Zaiq, and (ii) the remaining principal balance of the Zaiq Note. The Company assigned its right to purchase 4,680,620 of the Zaiq Shares to an unaffiliated third party that previously invested in the Company.

On December 20, 2005, the Company paid Zaiq an aggregate of $129,789 to purchase the Zaiq Note and 499,854 Zaiq Shares. The Zaiq Shares repurchased by the Company have been accounted for as treasury stock, carried at cost, and reflected as a reduction to stockholders’ equity. The remaining principal and accrued interest of $1,292,111 on the Zaiq Note has been canceled resulting in a gain of $1,169,820.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

The Company entered into several convertible promissory note agreements with various trusts and individuals to fund the operations of the Company. The Company agreed to repay the principal and an additional amount equal to 50% of the principal on all notes in (1) below.

As of October 31, 2007, the Company has accrued in the aggregate approximately $284,000 of interest which is included as part of accounts payable and accrued expenses. Approximately $237,000 of the accrued interest relates to the Company’s convertible promissory notes outstanding as of October 31, 2007 and $47,000 relates to accrued unpaid interest on a previously repaid promissory note.

As of October 31, 2006, the Company has accrued in the aggregate approximately $358,000 of interest which is included as part of accounts payable and accrued expenses. Approximately $236,000 of the accrued interest relates to the Company’s convertible promissory notes outstanding as of October 31, 2006 and $122,000 relates to accrued unpaid interest on a previously repaid promissory note.

The outstanding convertible notes are summarized in the table below:

	At October 31,
	2007	2006
Notes payable (nine notes) (1)	$468,000	$468,000
Notes payable, 9% interest, related party (2)	10,000	10,000

Total	$478,000	$478,000

(1)
The notes were issued during the period from March 2002 through July 2003, and due only when receipts received by the Company from its Top Secret Productions, LLC joint venture exceed $2,250,000. At the option of the holder, the notes and any accrued and unpaid interest may be converted at any time, in whole or in part, into shares of common stock at conversion prices per share ranging from $0.33 to $1.00. Principal of $10,000 and accrued interest of $5,000 was converted into 35,714 shares of common stock during the year ended October 31, 2006.

(2)
This note was issued in July 2003, in the amount of $10,000, and due only when receipts received by the Company from its Top Secret Productions, LLC joint venture exceed $750,000. The note and any accrued and unpaid interest may be converted at any time, in whole or in part, into shares of common stock at a conversion price per share of $0.60.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

For all the above convertible notes, the fair values of the conversion options as of October 31, 2007 and 2006 were nominal due to the conversion price being substantially out-of-the money.

NOTE 10 - CONVERTIBLE DEBENTURES

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

The Company received net proceeds of approximately $5.31 million from the 2006 Debentures after the payment of offering related fees and expenses of approximately $690,000. At the same time, from these proceeds, the Company repaid in full certain bridge loans made in December 2005 and January 2006, in the aggregate amount of $810,000.

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

The Company agreed to include the shares of common stock issuable upon conversion of the 2006 Debentures and exercise of the related warrants issued to investors and the placement agent in a registration statement filed by the Company with the Securities and Exchange Commission (the “SEC”). Since the registration statement was not declared effective by the SEC by June 23, 2006, the Company is obligated to pay liquidated damages to the holders of the 2006 Debentures. A registration statement covering the common stock issuable upon conversion of the 2006 Debentures and the related warrants issued to investors and the placement agent was declared effective by the SEC on August 16, 2006. These liquidated damages aggregated $212,000. At their option, the holders of the 2006 Debentures are entitled to be paid such amount in cash or shares of restricted common stock at a per share rate equal to the effective conversion price of the 2006 Debentures at the time the liquidated damages became due. During the year ended October 31, 2007, 464,535 shares of common stock valued at $68,547 were issued as payment for liquidated damages.  Accrued liquidated damages as of October 31, 2007 and 2006 were $143,453 and $212,000, respectively.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CONVERTIBLE DEBENTURES (CONTINUED)

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

In accordance with SFAS No. 133 and EITF Issue No. 00-19, due to the possibility that an indeterminate number of shares could be issued upon conversion of the 2006 Debentures, the Company separately values and accounts for the embedded conversion feature related to the 2006 Debentures, the Investors’ warrants and the placement agent’s warrants as derivative liabilities. The excess of the fair value of the Investors’ warrants above the debt discount allocated to the Investors’ warrants was $5,608,156 and was recorded as interest expense in the year ended October 31, 2006.

During the year ended October 31, 2007, $3,941,000 of principal amount of 2006 Debentures plus accrued interest of $159,512 were converted into 57,016,467 shares of common stock.  During the year ended October 31, 2006, $1,407,000 of principal amount of 2006 Debentures plus accrued interest of $146,779 were converted into 17,068,023 shares of common stock.

As of October 31, 2007 and 2006, the conversion option liability of $2,571,429 was reduced to $279,429 and $1,968,429, respectively, as a result of conversions of the 2006 Debentures.  $1,689,000 and $603,000 has been recorded as a reclassification to stockholders’ equity during the years ended October 31, 2007 and 2006, respectively.

A gain on the change in fair value of these derivative liabilities of $3,234,358 and $6,087,380 was recognized as part of other income during the years ended October 31, 2007 and 2006, respectively.

Included in interest expense for the years ended October 31, 2007 and 2006 is $2,999,611 and $2,883,546, respectively, related to the amortization of the debt discount on these debentures.

The 2006 Debentures are summarized below as of October 31, 2007:

	Outstanding Principal Amount	Unamortized Debt Discount	Net Carrying Value
Current	$652,000	$116,843	$535,157

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CONVERTIBLE DEBENTURES (CONTINUED)

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

NOTE 10 - CONVERTIBLE DEBENTURES (CONTINUED)

2005 Debentures (Continued)

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

As of October 31, 2007 and 2006, the conversion option liability of $1,500,000 was reduced to $1,834 and $2,385, respectively, as a result of conversions of the 2005 Debentures.  $551 and $775,782 has been recorded as a reclassification to stockholders’ equity during the years ended October 31, 2007 and 2006, respectively.

A gain on the change in fair value of the derivative liabilities of $681,635 was recognized during the year ended October 31, 2007 and a loss on the change in fair value of the derivative liabilities of $1,980,345 was recognized during the year ended October 31, 2006.

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

During the year ended October 31, 2007, $1,284 of principal amount of 2005 Debentures plus accrued interest of $37 were converted into shares 18,321 of common stock.  During the year ended October 31, 2006, $1,810,147 of principal amount of 2005 Debentures plus accrued interest of $73,265 were converted into 104,614,279 shares of common stock.

Included in interest expense for the years ended October 31, 2007 and 2006 is $2,091 and $1,551,054, respectively, related to the amortization of the debt discount related to these debentures.

The 2005 Debentures are summarized below as of October 31, 2007:

	Outstanding Principal Amount	Unamortized Debt Discount	Net Carrying Value
Current	$4,280	$824	$3,456

7% Debentures

In December 2003, April 2004 and May 2004, the Company completed a private placement to certain private and institutional investors of $1,350,000 in principal amount of its three-year 7% Convertible Debentures (the “7% Debentures”).

Under the agreements with the purchasers of the 7% Debentures issued in December 2003, the Company is obligated to pay to the Debenture holders liquidated damages associated with the late filing of the Registration Statement and the missed Registration Statement required effective date of March 30, 2004. Liquidated damages are equal to (x) 2% of the principal amount of all the Debentures during the first 30-day period following late filing or effectiveness and (y) 3% of the principal amount of all Debentures for each subsequent 30-day period (or part thereof).  These liquidated damages aggregated to $160,000.  At the Company’s option, the Debenture holders are entitled to be paid such amount in cash or shares of Common Stock at a per share rate equal to the effective conversion price of the Debentures, which is currently $0.15.  Accrued liquidated damages as of October 31, 2007 and 2006 were $37,550.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CONVERTIBLE DEBENTURES (CONTINUED)

7% Debentures (Continued)

During the year ended October 31, 2007, no principal or accrued interest was converted into shares of common stock.  During the year ended October 31, 2006, $50,000 of principal amount plus accrued interest of $8,974 were converted into 393,158 shares of common stock.

Included in interest expense for the years ended October 31, 2007 and 2006, is $1,548 and $46,069, respectively, related to the amortization of the debt discount on these debentures.

The 7% Debentures are summarized below as of October 31, 2007:

	Outstanding Principal Amount	Unamortized Debt Discount	Net Carrying Value
Current	$75,000	$-	$75,000

The remaining 7% Debentures outstanding at October 31, 2007, originally issued in May 2004, were due and payable in May 2007. As of October 31, 2007, the 7% Debentures remain outstanding.

NOTE 11 - NOTES PAYABLE

In July 2007, the Company entered into a bridge loan agreement with two institutional investors pursuant to which the institutional investors loaned the Company a total of $1,000,000. Pursuant to the bridge loan agreement, the Company issued to each institutional investor a secured promissory note in the principal amount of $550,000, for an aggregate of $1,100,000 (each, a “Note”), representing an original issue discount of 10%. The difference of $100,000 between the gross proceeds and amount due at maturity is shown as a debt discount that is amortized as interest expense over the life of the loan. The Company received net proceeds of approximately $895,000 after the payment of transaction related fees and expenses of $105,000. The transaction related fees were recorded as deferred financing costs. Out of these proceeds the Company repaid the April 2007 loan in the amount of $324,000 (discussed below).

In connection with the bridge loan agreement, the Company also issued to the institutional investors an aggregate of 10,000,000 unregistered shares of the Company’s common stock with a relative fair value at the issuance date of $700,000. The relative fair value of the unregistered shares of common stock is shown as a debt discount that is amortized as interest expense over the life of the loan.  Amortization of debt discount on this bridge loan was $506,667 for the year ended October 31, 2007.  As of October 31, 2007, the balance of $1,100,000 has been included in the consolidated balance sheet as part of notes payable.

All outstanding principal and interest on the Notes was repaid out of the proceeds of the 2007 Debentures entered into in December 2007 (see Note 17).

To secure the Company’s obligations under the bridge loan agreement, the Company granted a security interest in substantially all of its assets, including without limitation, its intellectual property, in favor of the institutional investors under the terms and conditions of a security agreement dated as of the date of the bridge loan agreement. The security interest terminated upon repayment of the Notes in December 2007.

In May 2007, the Company entered into a promissory note resulting in gross proceeds of $400,000. The promissory note was due and payable on August 22, 2007 and bears interest at the rate of 10% per annum.  The maturity date of this promissory note was extended to October 31, 2007.  Because the promissory note was not repaid by the maturity date, the unpaid portion of the promissory note is convertible, in whole or in part, into shares of the Company's common stock at a conversion price of $0.08 per share.  The Company is in discussions with the lender concerning an additional extension.  In December 2007, the Company paid $50,000 that was due on the promissory note.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - NOTES PAYABLE (CONTINUED)

In April 2007, the Company entered into a loan agreement with a third party pursuant to which the Company borrowed $300,000 from the lender. An amount equal to 108% of the principal amount ($324,000) of the loan was due and payable on the earlier of July 31, 2007 or the date the Company effects a financing transaction or series of transactions resulting in gross proceeds to the Company of at least $2,000,000. The Company received net proceeds of $265,970 at the issue date following the payment of due diligence fees and transaction related fees and expenses. Transaction related fees in the amount of $34,000 were recorded as deferred financing costs. The loan was repaid in full out of the proceeds of the note payable entered into by the Company in July 2007. The difference of $24,000 between the gross proceeds and amount due at maturity was shown as a debt discount that was amortized as interest expense over the life of the loan. The Company issued to the lender warrants to purchase 3,333,333 shares of common stock at an exercise price of $0.10 per share. The fair value of the warrants of $226,567 at the issuance date was shown as a debt discount that was amortized as interest expense over the life of the loan. Amortization of debt discount on this bridge loan was $250,567 for the year ended October 31, 2007.

In February 2006, the Company issued 5,304,253 shares of restricted common stock in exchange for the return and cancellation of the outstanding principal of $256,886 and interest of $114,412 on five, unsecured individual notes payable, each with identical terms and bearing 6% interest. The Company determined that the conversion price of $0.07 was determined to be below the market price of the common stock on the commitment date. Accordingly, under EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” the Company recorded an additional charge of $196,257.

In February 2006, the Company issued 6,760,241 shares of restricted common stock in exchange for the return and cancellation of the outstanding principal of $443,451 and interest of $29,766 on an unsecured note payable. The Company determined that the conversion price of $0.07 was determined to be below the market price of the common stock on the commitment date. Accordingly, under EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” the Company recorded an additional charge of $250,129.

In December 2005 and January 2006, the Company entered into loan agreements with a third party pursuant to which the Company borrowed $750,000 from the lender. An amount equal to 108% of the principal amount ($810,000) of the loans was due and payable on the earlier of May 25, 2006 or the date the Company effects a financing transaction or series of transactions resulting in gross proceeds to the Company of at least $2,000,000. The difference between the gross proceeds and amount due at maturity is shown as a discount was amortized as interest expense over the life of the loans. The Company issued to the lender warrants to purchase 7,500,000 shares of its Common Stock at an exercise price of $0.10 per share. The fair value of the warrants was $120,000 and was shown as a debt discount and amortized as interest expense over the life of the loans. In connection with the loans, the Company granted a security interest in all of its assets. The Company received net proceeds of $672,470 following the payment of due diligence fees and transaction fees and transaction related fees and expenses. These transaction related fees were recorded as deferred financing costs.  In March 2006, 108% of the principal amount ($810,000) was repaid and the security interest was released. All unamortized debt discount and deferred financing costs were charged to interest expense in connection with the repayment of the loan.

On March 26, 2004, the Company entered into a loan agreement, pursuant to which the Company borrowed $12,000 from the lender. In April 2006, the outstanding principal of $12,000 and interest of $1,217 were repaid.

In April 2005, the Company issued a promissory note, in connection with the cancellation of the Redeemable Series B Preferred Stock, which bears interest at the rate of 7% per annum. In December 2005, the Company entered into an agreement to repay a portion of the outstanding principal and accrued interest on the promissory note with the remaining principal balance and accrued interest being forgiven (see Note 8).

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of October 31:

	2007	2006
Accrued officers’ compensation, bonuses and payroll	$433,032	$259,945
Professional fees	419,856	147,333
Interest payable	343,514	486,141
Accrued liquidated damages	181,003	249,550
Consulting fees	102,027	9,394
Other	254,954	70,847
	$1,734,386	$1,223,210

NOTE 13 - STOCKHOLDERS’ DEFICIENCY

Common Stock

In April 2006, the Company amended its articles of incorporation and increased the authorized number of shares of common stock from 500,000,000 to 900,000,000 shares.

During the year ended October 31, 2007, the Company:

•	issued 21,202,000 shares of restricted common stock in exchange for cash proceeds of $1,060,100;
•	issued 23,284,938 shares of restricted common stock in exchange for services valued at $2,299,624;
•	issued 10,000,000 shares of restricted common stock valued at $700,000 in connection with the issuance of the July 2007 bridge loan;
•	issued 57,034,788 shares of common stock upon conversion of convertible debentures with a principal amount of $3,942,284 and accrued interest of $159,549;
•	issued 464,535 shares of restricted common stock to 2006 Debenture holders in satisfaction of $68,547 in liquidated damages; and
•	issued 600,000 shares of common stock upon exercise of stock options in satisfaction of accrued expenses of $19,140.

During the year ended October 31, 2006, the Company:

•	issued 122,075,460 shares of common stock for conversion of convertible debentures with a principal amount of $3,267,147 and accrued interest of $229,018;
•	repurchased 499,854 shares of common stock for $7,498 from Zaiq;
•	issued 35,714 shares of common stock for conversion of convertible notes payable with a principal amount of $10,000 and accrued interest of $5,000;
•	issued 12,064,494 shares of common stock valued at $1,290,901 in exchange for the return and cancellation of notes payable with a principal amount of $700,337 and accrued interest of $144,178;
•	issued 21,765,985 shares of common stock upon exercise of warrants resulting in gross proceeds of $1,391,444;
•	issued 1,194,587 shares of common stock upon cashless exercise of warrants valued at $184,803;
•	issued 150,000 shares of common stock upon exercise of stock options for settlement of accrued expenses of $4,784;
•	issued 500,000 shares of common stock valued at $78,000 in connection with the purchase of substantially all of the assets of 1021 Technologies, Inc.; and
•	issued 13,712,222 shares of restricted common stock to consultants for services valued at $2,396,425.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCKHOLDERS’ DEFICIENCY (CONTINUED)

Stock Option Plans

During 2000, the Board of Directors and the stockholders of the Company approved the 2000 Omnibus Securities Plan (the “2000 Plan”), which provides for the granting of incentive and non-statutory options and restricted stock for up to 2,500,000 shares of common stock to officers, employees, directors and consultants of the Company.

During August 2001, the Board of Directors of the Company approved the 2001 Stock Incentive Plan (the “2001 Plan”), which provides for the granting of incentive and non-statutory options, restricted stock, dividend equivalent rights and stock appreciation rights for up to 2,500,000 shares of common stock to officers, employees, directors and consultants of the Company.

In January 2003, the Board of Directors of the Company approved the 2003 Consultant Stock Plan (“Consultant Plan”), which provides for the issuance of up to 6,000,000 non-qualified stock options or stock awards to consultants to the Company. Directors, officers and employees are not eligible to participate in the Consultant Plan. As of October 31, 2007, 3,200,000 shares of common stock and options to purchase 900,000 shares of common stock have been issued under the Consultant Plan.

In November 2006, the Board of Directors of the Company approved the 2006 Stock Incentive Plan (the “2006 Plan”), which provides for the issuance of up to 30,000,000 incentive stock options, non-qualified stock options or stock awards to officers, employees, directors and consultants of the Company.

The stockholders of the Company ratified the 2000 Plan in May 2000, the 2001 Plan in July 2002, and the 2006 Plan and Consultant Plan in May 2007.

The weighted-average estimated fair value of stock options granted during the years ended October 31, 2007 and 2006 was $0.09 and $0.05 per share, respectively, using the Black-Scholes model with the following assumptions:

	2007	2006
Expected dividends	None	None
Expected volatility	115%	140%
Risk-free interest rate	4.7%	4.5%
Expected life	10 years	10 years

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

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCKHOLDERS’ DEFICIENCY (CONTINUED)

Stock Option Plans (Continued)

A summary of the Company’s stock option activity and related information is as follows:

	Under the Plans	Weighted Average Exercise Price	Aggregate Intrinsic Value	Outside the Plans	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of November 1, 2005	993,750	$0.97		15,900,000	$0.25

Options granted:
Under the Plans	3,225,000	$0.15		-	-
Outside the Plans	-	-		30,100,000	$0.04

Options expired/cancelled:
Under the Plans	(325,000)	$1.86		-	-
Outside the Plans	-	-		(14,300,000)	$0.24

Options exercised:
Under the Plans	-	-		-	-
Outside the Plans	-	-		(150,000)	$0.03

Outstanding as of October 31, 2006	3,893,750	$0.22	$1,500	31,550,000	$0.06	$1,766,135

Options granted:
Under the Plans	5,300,000	$0.09		-	-
Outside the Plans	-	-		-	-

Options expired/cancelled:
Under the Plans	(527,765)	$0.15		-	-
Outside the Plans	-	-		-	-

Options exercised:
Under the Plans	-	-		-	-
Outside the Plans	-	-		(600,000)	$0.0319

Outstanding as of October 31, 2007	8,665,985	$0.15	$-	30,950,000	$0.06	$548,375

Exercisable as of October 31, 2007	3,581,975	$0.21	$-	28,597,227	$0.05	$548,375

The intrinsic value of options exercised during the year ended October 31, 2007, was $54,660. During the year ended October 31, 2007, upon the exercise of options to purchase 600,000 shares of common stock, the Company reclassified the fair value of the exercised options of $71,521 from derivative liabilities to stockholders’ equity.

The intrinsic value of options exercised during the year ended October 31, 2006, was $10,365. During the year ended October 31, 2006, upon the exercise of options to purchase 150,000 shares of common stock, the Company reclassified the fair value of the exercised options of $14,670 from derivative liabilities to stockholders’ equity.

The weighted-average remaining contractual term of stock options outstanding under the plans as of October 31, 2007 was 8.6 years. The weighted-average remaining contractual term of stock options outstanding outside the plans as of October 31, 2007 was 8.0 years.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCKHOLDERS’ DEFICIENCY (CONTINUED)

Stock Option Plans (Continued)

The weighted-average remaining contractual term of stock options currently exercisable under the plans as of October 31, 2007 was 8.1 years. The weighted-average remaining contractual term of stock options currently exercisable outside the plans as of October 31, 2007 was 7.9 years.

As of October 31, 2007, total compensation cost related to nonvested stock options not yet recognized was $854,312, which is expected to be recognized through September 2010 over a weighted-average period of approximately 2.0 years.

The total fair value of options vested during the years ended October 31, 2007 and 2006 was $447,853 and $1,115,645, respectively.

Options Granted

During the three months ended January 31, 2007, the following options were granted:

(i)
Options to purchase 100,000 shares of common stock were granted to an employee under the 2006 Plan. These options were valued at $11,344 and have a 10-year term, an exercise price of $0.12 per share, and vest over a period of approximately three years through January 2010; and

(ii)
Options to purchase 4,250,000 shares of common stock were granted to one director and three executive employees under the 2006 Plan.  These options were valued at $386,427 and have a 10-year term, an exercise price of $0.096 per share, and vest over a period of approximately three years through November 2009.

During the three months ended July 31, 2007, the following options were granted:

(i)
Options to purchase 450,000 shares of common stock were granted to two employees under the 2006 Plan. These options were valued at $31,736 and have a 10-year term, an exercise price of $0.075 per share, and vest over a period of approximately three years through July 2010;

(ii)
Options to purchase 100,000 shares of common stock were granted to an employee under the 2006 Plan. These options were valued at $9,339 and have a ten year term, an exercise price of $0.092 per share, and vest over a period of approximately three years through June 2010; and

(iii)
Options to purchase 200,000 shares of common stock were granted to a consultant under the Consultant Plan. These options were valued at $18,678 and have a ten year term, an exercise price of $0.092 per share, and vest over a period of approximately three years through June 2010.

During the three months ended October 31, 2007, options to purchase 200,000 shares of common stock were granted to an employee under the 2006 Plan. These options were valued at $10,302 and have a 10-year term, an exercise price of $0.055 per share, and vest over a period of approximately three years through September 2010.

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

NOTE 13 - STOCKHOLDERS’ DEFICIENCY (CONTINUED)

Options Granted (Continued)

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

Warrants Granted

In January 2006, the Company granted warrants to purchase 7,500,000 shares of its common stock at an exercise price of $0.10 per share to a lender in connection with a loan agreement (see Note 11). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes model is $0.016 per share or $120,000. All of these warrants were exercised in August 2006.

In March 2006, the Company granted warrants to purchase 70,955,548 shares of its common stock at an exercise price of $0.15 per share to the Investors in the 2006 Debentures (see Note 10). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes model is $0.127 per share or $9,036,727.

In March 2006, the Company also granted warrants to purchase 7,095,556 shares of its common stock at an exercise price of $0.1693 per share to the placement agent in connection with the 2006 Debentures (see Note 10). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes model is $0.125 per share or $888,779.

In March 2006, the Company granted additional warrants to purchase 7,095,556 shares of its common stock at an exercise price of $0.15 per share to the placement agent in connection with the 2006 Debentures (see Note 10). The fair value of the stock warrants estimated on the date of grant using the Black-Scholes model is $0.127 per share or $903,673.

In April 2007, 3,333,333 warrants to purchase common stock were issued in connection with the April 2007 note payable (see Note 11).  These warrants are exercisable at a price of $0.05 per share beginning 65 days from the issuance date (June 6, 2007) and expire April 2, 2012.  The fair value of the stock warrants estimated on the date of grant using the Black-Scholes model is $0.068 per share or $226,567.

Between August and October 2007, the Company granted additional warrants to purchase 9,462,000 shares of its common stock at an exercise price of $0.15 per share to various investors in connection with the issuance of restricted common stock.  The fair value of the stock warrants estimated on the dates of grant using the Black-Scholes model is $0.03 per share or $285,627.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCKHOLDERS’ DEFICIENCY (CONTINUED)

Warrants Expired

Warrants to purchase 720,000 and 3,587,062 shares of common stock expired during the years ended October 31, 2007 and 2006, respectively.

Warrants Exercised

No warrants were exercised during the year ended October 31, 2007.  Warrants to purchase 25,334,751 shares of common stock were exercised during the year ended October 31, 2006. 3,568,766 of these exercises were on a cashless basis during the year ended October 31, 2006.

During the year ended October 31, 2006, upon the exercise of warrants to purchase an aggregate of 25,334,751 shares of common stock, the Company reclassified the fair value of the exercised warrants of $2,758,046 from derivative liabilities to stockholders’ equity.

Warrants Outstanding and Exercisable

A summary of the Company’s warrant activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Exercisable
Outstanding at October 31, 2005	50,812,757	$0.26	50,812,757

Granted	92,646,660	$0.15
Exercised	(25,334,751)	$0.16
Expired	(3,587,062)	$0.31

Outstanding at October 31, 2006	114,537,604	$0.19	114,537,604

Granted	12,795,333	$0.12
Exercised	-	-
Expired	(720,000)	$0.17

Outstanding at October 31, 2007	126,612,937	$0.18	126,612,937

As of October 31, 2007, the Company had outstanding and exercisable warrants to purchase shares of common stock as follows:

Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.05	3,333,333	4.42	$0.05
$0.12	200,000	0.64	$0.12
$0.15	87,846,438	2.16	$0.15
$0.1693	7,095,556	1.83	$0.1693
$0.25	9,666,665	1.26	$0.25
$0.3094	18,470,945	0.83	$0.3094
	126,612,937

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCKHOLDERS’ DEFICIENCY (CONTINUED)

Net Loss Per Share

Securities that could potentially dilute basic earnings per share (EPS), in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	October 31,
	2007	2006
Warrants to purchase common stock	126,612,937	114,537,604
2006 Debentures and accrued interest (1)	18,296,484	67,840,468
Options to purchase common stock	39,615,985	35,443,750
Convertible notes payable and accrued interest	1,447,184	1,633,170
7% Debentures and accrued interest	639,189	604,191
2005 Debentures and accrued interest (2)	247,475	135,397

Total	186,859,254	220,194,580

(1)	Based on a twenty day volume weighted average common stock price contractually discounted by 30% as of October 31, 2007 and 2006 of $0.0365 and $0.0693, respectively.
(2)	Based on a five day volume weighted average common stock price contractually discounted by 30% as of October 31, 2007 and 2006 of $0.0332 and $0.0682, respectively.

Substantial issuances after October 31, 2007 through January 25, 2008:

Options granted to purchase common stock	2,250,000

Common stock issued to consultants	6,000,000

Common stock issued in connection with conversion of accrued interest	1,295,944

Common stock issued in exchange for cash proceeds	400,000

Warrants granted to purchase common stock	176,239,399

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES

As of October 31, 2007 and 2006, the Company has a deferred tax asset of approximately $25,415,000 and $20,590,000, respectively, representing the benefits of its net operating loss and certain expenses not currently deductible for tax purposes, principally related to the granting of stock options and warrants and the difference in tax basis of certain intangible assets. The Company’s deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the Federal statutory tax rate of 34% and the Company’s effective Federal tax rate of 0% is due to the increase in the valuation allowance of $4,825,000 (2007) and $713,000 (2006). The Company’s ability to utilize its carry forwards may be subject to any annual limitation in future periods, pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

A reconciliation between the statutory federal income tax rate (34%) and the Company’s effective rate for the years ended October 31, 2007 and 2006 is as follows:

	2007	2006
Federal statutory rate	34.0%	34.0%
State tax benefit, net of federal tax	6.6%	6.6%
Permanent differences	(1.2)%	(26.9)%
Valuation allowance	(39.4)%	(13.7)%
Effective rate	0.0%	0.0%

As of October 31, 2007, the Company had approximately $54,454,000 of net operating loss carry forwards for income tax purposes, which expire as follows:

Year	Net Operating Loss
2011	$1,583,000
2012	4,714,000
2018	4,472,000
2019	1,698,000
2020	4,759,000
2021	9,503,000
2022	10,230,000
2023	4,143,000
2024	2,245,000
2025	2,621,000
2026	3,935,000
2027	4,551,000
$54,454,000

NOTE 15 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

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

As of October 31, 2007, HelloSoft had completed all committed work under the Original Agreement and its amendments, and been paid in full. As of October 31, 2007, the Company had paid an aggregate of approximately $998,000 in cash and has issued 8,047,618 shares of common stock valued at $820,042 to HelloSoft for the services rendered under the Original Agreement and its amendments. Of this amount, $62,500 in cash that had been accrued at October 31, 2005 was paid during the three months ended January 31, 2006 and $225,000 in cash was paid during the three months ended January 31, 2007. The Company issued another 317,460 shares of unregistered common stock valued at $29,524, on March 23, 2007 to satisfy its final obligation under the contract.

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

Leases

The Company has operating leases for its corporate headquarters and administrative offices that expire at various dates through November 2009 and include annual escalations in the monthly rental payments.  Rent expense for the years ended October 31, 2007 and 2006 was $207,445 and $80,558, respectively.

The Company’s future minimum lease payments required under operating leases with a term greater than one year are as follows:

Years ending October 31:

2008	$186,631
2009	157,568
2010	11,395
Total	$355,594

Concentration of Credit Risk

The Company maintains cash balances in one financial institution. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company’s balances may exceed these limits. As of October 31, 2007, there were no uninsured balances.  The Company believes it is not exposed to any significant credit risk for cash.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 - SEGMENT INFORMATION

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Semiconductor Business	Entertainment Business	Unallocable	Totals

For the Year Ended October 31, 2007:
Net Sales – Domestic	$-	$14,757	$-	$14,757
Net Sales – Foreign	$-	$-	$-	$-
Operating (Loss) Income	$(14,382,863)	$(7,949)	$-	$(14,390,812)
Depreciation and amortization	$918,063	$-	$-	$918,063
Total Identifiable Assets	$409,716	$60	$53,790	$463,566

For the Year Ended October 31, 2006:
Net Sales - Domestic	$-	$9,757	$-	$9,757
Net Sales - Foreign	$-	$51,942	$-	$51,942
Operating Loss	$(6,506,583)	$37,402	$-	$(6,469,181)
Depreciation and amortization	$782,268	$-	$-	$782,268
Total Identifiable Assets	$7,900,131	$-	$2,112,263	$10,012,394

NOTE 17 - SUBSEQUENT EVENTS

2007 Debentures

On December 5, 2007, the Company entered into a subscription agreement with certain institutional and individual investors pursuant to which the Company sold 10% secured convertible notes (the “2007 Debentures”) and warrants to purchase shares of the Company’s common stock.  The 2007 Debentures were issued on December 5, 2007, have a term of two years and are secured by substantially all of the Company’s assets, including all of the Company’s intellectual property. The Company has raised gross proceeds of $3,175,000 from the private placement of secured convertible notes with an aggregate principal amount of $3,527,778 (which amount reflects an original issue discount of 10%).  In connection with the issuance of the 2007 Debentures, the Company issued to the investors warrants to purchase an aggregate of 146,532,832 shares of common stock at an initial exercise price of $0.10 per share, valued at $2,486,388 on the issuance date.

The Company received net cash proceeds of approximately $2.83 million, after the payment of offering related fees and expenses of $345,000. Out of these proceeds the Company repaid in full the $1,100,000 bridge loans  issued  in July 2007 (see Note 11). Each holder has the right at any time until his note is fully paid to convert any outstanding and unpaid principal and accrued interest into shares of common stock at the conversion price per share equal to 75% of the average of the closing bid prices of the Company’s common stock for the 10 trading days preceding the conversion date, however, the conversion price shall not exceed $0.05 per share.  The conversion price and number and kind of shares or other securities to be issued upon conversion are subject to adjustment for certain issuances, transactions or events that would result in “full ratchet” protection to the holders.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SUBSEQUENT EVENTS (CONTINUED)

2007 Debentures (Continued)

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with SFAS No. 133 and EITF Issue No. 00-19. SFAS 133 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments in accordance with EITF Issue No. 00-19. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of SFAS 133. SFAS 133 and EITF Issue No. 00-19 also provide an exception to this rule when the host instrument is deemed to be conventional (as that term is described in the implementation guidance to SFAS 133 and further clarified in EITF Issue No. 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in EITF Issue No. 00-19”).

The Company determined that the embedded conversion option and the warrants are derivative liabilities.

The gross proceeds of $3,175,000 are recorded as a liability net of a debt discount of $3,175,000 consisting of an allocation of the fair values attributed to the warrants issued to investors and to the embedded conversion feature in accordance with EITF Issue No. 00-19.  The debt discount consisted of a $2,116,667 value related to the warrants issued to investors and a value attributed to the embedded conversion feature of $1,058,333. The debt discount was first allocated to the embedded conversion feature based on its fair value. After reducing the gross proceeds by the value attributed to the embedded conversion feature, the remaining unallocated debt discount of $2,116,667 was allocated to the warrants issued to investors. The excess of the fair value of the warrants issued to investors above the debt discount allocated to these warrants was $369,721 and was recorded as interest expense.

Interest payable on the 2007 Debentures accrues at an annual rate of 10% and is payable December 31, 2007 and quarterly thereafter, and on the maturity date, accelerated or otherwise, when the principal and remaining accrued but unpaid interest is due and payable, unless previously converted into common stock. The Company has the option of prepaying the outstanding principal on the 2007 Debentures, in whole or in part, by paying the holder(s) 130% of the principal amount to be redeemed, together with accrued but unpaid interest.

The warrants are immediately exercisable at a per share exercise price of $0.10 (which is subject to adjustment) through the fifth anniversary of the date of issuance. The warrants include a cashless exercise provision as well as “full ratchet” antidilution provisions with respect to certain securities issuances.

In connection with the sale of the 2007 Debentures, the Company agreed to prepare and file with the SEC, within 45 days following the closing date, a registration statement on Form SB-2 for the purpose of registering for resale a number of shares of common stock equal to 125% of the shares issuable upon conversion of the 2007 Debentures. Should the Company fail to file such registration statement within such time, or if the registration statement is not declared effective within 150 days from the closing date, the Company must pay liquidated damages equal to 2% of the principal amount of the 2007 Debentures and purchase price of the related warrants for each 30 day period.  Such liquidated damages are payable in cash or registered shares of stock valued at 75% of the average closing bid prices over the preceding 5 day period.

The Company accounts for the registration rights under FSP EITF 00-19-2, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 - SUBSEQUENT EVENTS (CONTINUED)

2007 Debentures (Continued)

As of January 29, 2008 the Company has not filed a registration statement and is not in compliance with the terms of the registration rights granted to holders of the 2007 Debentures.  However, the Company has obtained waivers from 9 of the 12 holders of the 2007 Debentures (representing 75.59% of the outstanding 2007 Debenture principal)  waiving such registration rights.

The Company paid Blumfield Investments (the “Finder”) a cash finder’s fee equal to $317,500 (10% of the aggregate purchase price for the 2007 Debentures issued).  An additional fee equal to 10% of any cash proceeds received by the Company from exercise of the warrants will be payable to the Finder upon exercise of the warrants.  The Company also agreed to issue to the Finder a warrant, in substantially the same form as the warrants issued to the holders of the 2007 Debentures, pursuant to which the Finder may purchase 10 shares of common stock for each 100 shares issuable upon conversion of the 2007 Debentures and warrants as of the closing date.  As a result, the Company has issued a warrant to the Finder pursuant to which the Finder may purchase up to 29,306,567 shares of common stock at an initial exercise price of $0.10 per share, valued at $497,277 on the issuance date.  The fair value of these warrants of $497,277 and the offering related fees and expenses of $345,000 was recorded as a deferred financing cost and is being charged to interest expense over the term of the 2007 Debentures.

To secure the Company’s obligations under the 2007 Debentures, the Company has granted a security interest in substantially all of its assets, including without limitation, its intellectual property, in favor of the investors. The security interest terminates upon payment or satisfaction of all of the Company’s obligations under the 2007 Debentures.

Equity Transactions

In November 2007:

(i)	400,000 shares of restricted common stock were issued in exchange for cash proceeds of $20,000; and
(ii)
Warrants to purchase 400,000 shares of common stock at an exercise price of $0.15 per share were granted to an investor in connection with the issuance of restricted common stock.  The fair value of the stock warrants estimated on the date of grant using the Black-Scholes model is $0.025 per share or $9,946.

In December 2007:

(i)
Options to purchase 250,000 shares of common stock were granted to an employee. These options were valued at $5,628 and have a ten year term, an exercise price of $0.021 per share, and vest over a period of approximately three years through December 2010;

(ii)
Warrants to purchase 175,839,399 shares of common stock at an exercise price of $0.10 per share were granted to investors and the Finder in connection with the issuance of the 2007 Debentures.  The fair value of the stock warrants estimated on the date of grant using the Black-Scholes model is $0.017 per share or $2,983,665; and

(iii)	6,000,000 shares of restricted common stock valued at $126,000 were issued to three consultants.

In January 2008:

(i)	1,295,944 shares of common stock valued at $23,133 were issued to five holders of 2006 Debentures in payment of accrued interest on the 2006 Debentures; and
(ii)
Options to purchase 2,000,000 shares of common stock were granted to a director.  These options were valued at $57,827 and have a ten year term, an exercise price of $0.031 per share, and vest over a period of approximately three years through January 2011.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SUBSEQUENT EVENTS (CONTINUED)

Demand Letter

On January 14, 2008, the Company received a demand letter on behalf of an employee of a non-profit corporation.  The employee contends that he was jointly employed by the non-profit corporation and the Company, and that the Company is liable to him for unpaid wages of approximately $85,000 and additional damages.  The Company disputes these claims.  The Company has a note receivable from the non-profit corporation in the principal amount of $50,000 (see Note 6).