Form 10KSB/A
period 2007-10-31
Rim Semiconductor CO
filed 2008-02-13
CIK 1026595

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

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

Transitional Small Business Disclosure Format: Yes  No ☒

EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A (Amendment No. 1) is being filed by Rim Semiconductor Company ("we," "us" or the "Company") to amend the Company's Annual Report on Form 10-KSB for the period ended October 31, 2007 that was initially filed with the Securities and Exchange Commission (the "SEC") on January 29, 2008 (the "Original Report"). The changes made to the Original Report are as follows: (1) an updated Report of Independent Registered Public Accounting Firm is included in the Company's audited consolidated financial statements (the “Financial Statements”); (2) addition of “NOTE 18 - ACQUISITION OF BROADBAND DISTANCE SYSTEMS, INC. - SUBSEQUENT EVENT” included in the Financial Statements; (3) Part II Item 6 has been amended to add disclosure of the Company's acquisition of Broadband Distance Systems, Inc.; (4) Part III Item 13 has been amended to revise the description of Exhibit 10.37; and (5) an updated Consent of Marcum & Kleigman LLP is filed as Exhibit 23.1 (collectively the "Amended Items"). In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Amended Items have been amended and restated in their entirety. In addition, new certifications from the Company's Chief Executive Officer and Principal Financial and Accounting Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed with this Form 10-KSB/A as Exhibits 31.1 and 32.1.

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

In order to secure sufficient manufacturing capacity, we may enter into various arrangements that could be costly, including:

option payments or other prepayments to a subcontractor;
nonrefundable deposits in exchange for capacity commitments;
contracts that commit us to purchase specified quantities of products over extended periods;
issuance of our equity securities to a subcontractor; and
other contractual relationships with subcontractors.

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
Evolving industry standards; and
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
Changes in market valuations of telecommunications equipment companies;
Announcements by us of commencement to, changes to, or cancellation of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
Additions or departures of key personnel;
Future sales of our common stock;
Stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock;
Commencement of or involvement in litigation; and
Announcements by us or our competitors of technological innovations or new products.

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

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We urge you to read the following discussion in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-KSB/A (Amendment No. 1).

Caution Regarding Forward-Looking Statements

Our prospects are subject to uncertainties and risks. In this Annual Report on Form 10-KSB/A (Amendment No. 1), we make forward-looking statements under the headings “Item 1. Description of Business,” “Item 6. Management’s Discussion and Analysis or Plan of Operation,” and elsewhere, that also involve substantial uncertainties and risks. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

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

On January 29, 2008 the Company completed its acquisition of all of the issued and outstanding capital stock of Broadband Distance Systems, Inc. (“BDSI”), a subsidiary of UTEK Corporation (“UTEK) in exchange for 60,000,000 shares of unregistered common stock of the Company, which are subject to certain anti-dilution adjustments.  As a result of the transaction BDSI became a wholly owned subsidiary of the Company. Upon closing of the acquisition transaction, the assets of BDSI included $400,000 in cash and a worldwide exclusive license to patented technology developed by researchers at the University of Illinois. The patent relates to an algorithm designed to enhance power allocation in telecommunications systems that use multicarrier modulation protocol. IPSL, ADSL, VDSL and DSL systems are all examples of multicarrier modulation protocols. The algorithm serves to improve the achievable data rate or the signal-to-noise ratio, reducing errors in the transmission. Under the Exclusive License Agreement (the “License Agreement”) relating to such technology, BDSI is obligated to pay the University of Illinois royalties based on achievement of certain sales levels for products utilizing the technology. Unless earlier terminated by a party pursuant to the terms of the License Agreement, the license expires upon the expiration or termination of all of the University of Illinois patent rights underlying the technology. The License Agreement also permits BDSI to sublicense the technology and obligates BDSI to make royalty payments to the University of Illinois based on a percentage of payments received by BDSI from sublicensees.

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

10.37
Office Lease, dated September 5, 2006, by and between American Property Management Corp. as agent for and on behalf of Western Investment Co., LLC and the Company (incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007, filed with the Commission on January 29, 2008).

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

DATE: February 12, 2008	RIM SEMICONDUCTOR COMPANY

	By:	/s/ Brad Ketch
Brad Ketch
President and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Brad Ketch Brad Ketch	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	February 12, 2008

/s/ Ray Willenberg, Jr. Ray Willenberg, Jr.	Chairman of the Board and Executive Vice President	February 12, 2008

Jack Peckham	Director

/s/ William A. Swope William A. Swope	Director	February 12, 2008

/s/ Boon Tiong Tan Boon Tiong Tan	Director	February 12, 2008 (Singapore)

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets At October 31, 2007 and 2006	F-3

Consolidated Statements of Operations for the Years Ended October 31, 2007 and 2006	F-4

Consolidated Statements of Stockholders’ (Deficiency) Equity for the Years Ended October 31, 2007 and 2006	F-5 to F-6

Consolidated Statements of Cash Flows for the Years Ended October 31, 2007 and 2006	F-7 to F-8

Notes to the Consolidated Financial Statements	F-9 to F-37

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the consolidated financial statements, the Company incurred losses of $14,842,164 and $15,965,621 during the years ended October 31, 2007 and 2006, respectively, and has a working capital deficiency of approximately $6,194,000 and stockholders’ deficiency of approximately $5,859,000 as of October 31, 2007.  These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  In December 2007, the Company discontinued the operations of its entertainment segment and accordingly has re-entered the development stage (see Note 17 and 18).

/s/ MARCUM & KLIEGMAN LLP

New York, New York
January 28, 2008, except for Note 18 which is as of February 4, 2008

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
repurchased 499,854 shares of common stock for $7,498 from Zaiq;
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

NOTE 18 - ACQUISITION OF BROADBAND DISTANCE SYSTEMS, INC. - SUBSEQUENT EVENT

On January 29, 2008 the Company completed its acquisition of all of the issued and outstanding capital stock of Broadband Distance Systems, Inc. (“BDSI”), a subsidiary of UTEK Corporation (“UTEK) in exchange for 60,000,000 shares of unregistered common stock of the Company, which are subject to certain anti-dilution adjustments.  As a result of the transaction BDSI became a wholly owned subsidiary of the Company. Upon closing of the acquisition transaction, the assets of BDSI included $400,000 in cash and a worldwide exclusive license to patented technology developed by researchers at the University of Illinois. The patent relates to an algorithm designed to enhance power allocation in telecommunications systems that use multicarrier modulation protocol. IPSL, ADSL, VDSL and DSL systems are all examples of multicarrier modulation protocols. The algorithm serves to improve the achievable data rate or the signal-to-noise ratio, reducing errors in the transmission. Under the Exclusive License Agreement (the “License Agreement”) relating to such technology, BDSI is obligated to pay the University of Illinois royalties based on achievement of certain sales levels for products utilizing the technology. Unless earlier terminated by a party pursuant to the terms of the License Agreement, the license expires upon the expiration or termination of all of the University of Illinois patent rights underlying the technology. The License Agreement also permits BDSI to sublicense the technology and obligates BDSI to make royalty payments to the University of Illinois based on a percentage of payments received by BDSI from sublicensees.