Form 10KSB/A
period 2007-10-31
Rim Semiconductor CO
filed 2008-02-28
CIK 1026595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 2007

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from _____ to _____

COMMISSION FILE NUMBER: 000-21785

Rim Semiconductor Company
(Name of small business issuer in its charter)

Utah (State or other jurisdiction of incorporation or organization)	95-4545704 (I.R.S. employer identification no.)

305 NE 102nd Avenue, Suite 350 Portland, Oregon 97220 (Address of principal executive offices, including zip code)	(503) 257-6700 (Issuer’s telephone number, including area code)

Securities Registered Under Section 12(b) Of The Exchange Act:
None

Securities Registered Under Section 12(g) Of The Exchange Act:
Common Stock, $.001 Par Value
___________________________________________________________________________

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Issuer’s revenues for the fiscal year ended October 31, 2007: $14,757

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on February 26, 2008 was approximately $12,800,000 (based on the closing sales price of the registrant’s common stock on that date ($0.027)). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The number of shares of the issuer’s common stock outstanding as of February 26, 2008 was 538,132,134.

                DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format: Yes ☐ No ☑

EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A (Amendment No. 2) is being filed by Rim Semiconductor Company (“we,” “us” or the “Company”) to amend the Company’s Annual Report on Form 10-KSB for the period ended October 31, 2007 that was initially filed with the Securities and Exchange Commission (the “SEC”) on  January 29, 2008 and subsequently amended on February 13, 2008 Form 10-KSB/A (Amendment No. 1).

This Form 10-KSB/A (Amendment No. 2) amends only Items 9, 10, 11, 12 and 14 of Part III of the Form 10-KSB/A (Amendment No. 1) (the “Amended Items”). In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Amended Items have been amended and restated in their entirety. No attempt has been made in this Form 10-KSB/A (Amendment No. 2) to modify or update other disclosures as presented in the 10-KSB/A (Amendment No. 1). In addition, the exhibit list in Item 13 of Part III has not been updated except that currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Rule 12b-15 under the Exchange Act, are filed with this Form 10-KSB/A (Amendment No. 2) as Exhibits 31.1 and 32.1.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers, Promoters and Control Persons

The Board of Directors of Rim Semiconductor has currently set the number of directors constituting the whole board at five. The names, ages and positions of our directors, executive officers and key employees are as follows:

Name	Age	Position
Brad Ketch	45	President, Chief Executive Officer, Secretary, Principal Financial Officer and Director

Ray Willenberg, Jr.	56	Chairman of the Board and Executive Vice President

David Wojcik	42	Senior Vice President

Jack L. Peckham	66	Director(1)

“David” Boon Tiong Tan	51	Director

William A. Swope	61	Director
_________________________
(1)   Audit Committee and Compensation Committee Member

The business experience, principal occupations and employment, as well as the periods of service, of each of our directors and executive officers during at least the last five years are set forth below.

Brad Ketch has served as our President and Chief Executive Officer, as well as a director, since December 2002.  With over 20 years experience creating shareholder value through broadband telecommunications products and services, Mr. Ketch, in 2002, served as CEO of Kentrox LLC, a manufacturer and marketer of data networking equipment.  At Kentrox, Mr. Ketch was responsible for a company with 260 employees and $90 million in annual revenues.  Previously, he was Senior Vice President of Sales and Marketing for HyperEdge Corporation, a company he co-founded. HyperEdge acquired and integrated broadband access equipment manufacturers to further enable service providers to deliver broadband access to the “Last Mile.”  Before that, Mr. Ketch implemented strategic business and technical plans for competitive local exchange carrier network access and created products targeted at the incumbent local exchange carrier market as a consultant to various telecommunications companies.  Prior to 1997 he served in various capacities at Nortel (NT), Advanced Fibre Communications (now Tellabs (TLAB)) and Cincinnati Bell (CBB).  Mr. Ketch has a Bachelor of Arts degree in Economics from Wheaton College and an MBA from Northwestern University.

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

David Wojcik joined the Company as our Senior Vice President of Sales, Marketing and Business Development in September 2006.  With over eighteen years’ experience, including more than ten years in sales with telecommunications equipment leader Alcatel, Mr. Wojcik brings strong leadership and success in broadband communications equipment sales, business development and engineering. An accomplished executive with broad expertise in sophisticated data technology, Mr. Wojcik achieved significant success leading large organizations as well as building and developing startup teams.  His efforts have resulted in the implementation of hundreds of millions of dollars in network solutions equipment and services during his career.  Mr. Wojcik has held many leadership positions including serving as vice president of sales for Alcatel-Lucent (ALU) from 2001 through early 2005, co-founder and executive of Neutral Tandem Inc. (NTDM) in 2000 until joining Alcatel, and as a member of the research and development staff at Tellabs (TLAB).  Most recently, from the second quarter of 2005 until joining us in March 2006, he was Area Vice President of Sales at Telmar Network Technology (formerly Somera Communications).  Mr. Wojcik holds a BS in Electrical Engineering from Southern Illinois University.

Jack L. Peckham is a founder and director of Heritage Bank of Commerce in San Jose, California, and serves on its audit and compensation committees.  He is currently the Chairman and CEO of Broadband Graphics, a company which owns and licenses intellectual property in the areas of video and desktop computing.  From 1985 through 1998, Mr. Peckham held various positions at ATMEL Corporation (ATML), retiring as its General Manager.  He received an MA and a BA in Finance and marketing from Burdette College, Boston.

William A. Swope was appointed to our Board of Directors effective January 3, 2008.  Mr. Swope is corporate vice president and general manager of Intel’s (INTC) Corporate Affairs Group. He is responsible for enhancing Intel’s position as the world’s leading technology brand in business and corporate citizenship. He manages global business units at Intel and is responsible for worldwide public policy, education, community engagement, public affairs, social responsibility and the Intel Foundation. Since joining Intel in 1979, Mr. Swope has been engaged in manufacturing technology planning, strategic product planning and product management. He has served as director of Digital Enterprise Brand Management, and prior to that he was general manager of Intel’s Software and Solutions Group (SSG), reporting to its president and chief operating officer. In that capacity he managed the software products and enabling efforts within SSG. From 1993 to 1995, he served as the general manager of the Pentium® Pro processor team. Mr. Swope was promoted to vice president in 1996, and corporate vice president in 2003. Mr. Swope received his bachelor’s degree in applied physics from Tufts College. He also holds a master’s degree in management from Massachusetts Institute of Technology.

“David” Boon Tiong Tan has served as a member of the Board of Directors since September 2006.  From 1996 until 2000, Dr. Tan served as the head of the Technology Development Department of SingTel, Asia’s leading telecommunications group, where he was responsible for the development of the DSL and ATM infrastructure.  In 2000, he joined Mediacorp Singapore, where he managed its new media initiative and its technology fund until 2002.  From 2002 to 2004, he was an independent technology consultant.  In 2004, Dr. Tan  headed the Venture Support unit the National University of Singapore (NUS) where he was responsible for the funding and incubation of over 30 technology start-ups.  Presently, he is a Board member of Lynk Biotechnologies.  Dr. Tan holds a Ph.D. from Cambridge University.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership.  Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file.  Based solely on our review of the copies of such forms received by us with respect to fiscal year 2007, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements for the fiscal year ended October 31, 2007.

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

Audit Committee Matters

Our Board of Directors operates with the assistance of a designated Audit Committee. The function of the Audit Committee is to (i) make recommendations to the full Board of Directors with respect to appointment of the Company’s independent registered public accounting firm, and (ii) meet periodically with our independent registered public accounting firm to review the general scope of audit coverage, including consideration of internal accounting controls and financial reporting.

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

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation for each of the last two fiscal years awarded to, or earned by, our Chief Executive Officer and the two most highly compensated executive officers other than the Chief Executive Officer serving as such at the end of 2007 whose total compensation exceeded $100,000.00 for the year ended October 31, 2007.

Name and Principal Position(s)	Year	Salary		Bonus		Option Awards(1)		Total
Brad Ketch, President and Chief Executive Officer (and Principal Financial Officer)	2007	$250,000	(2)	$--		$181,848	(3)	$431,848
	2006	$250,000		$150,000		$288,900	(4)	$695,932
Ray Willenberg, Jr., Chairman of the Board, Executive Vice President	2007	$250,000	(5)	$--		$90,924	(6)	$340,924
	2006	$188,000		$75,000		$288,900	(7)	$558,932
David Wojcik, Vice President	2007	$245,159	(8)	$220,000	(9)	$--		$465,159
	2006	$149,625	(10)	$40,000	(11)	$598,105	(12)	$787,730

(1)	The value of an option award in this table equals the dollar amount recognized for financial statement reporting purposes in the fiscal year the option was awarded.
(2)	Includes $31,250 in accrued but unpaid salary.
(3)
Represents value of options for the purchase of 2,000,000 shares of common stock granted to Mr. Ketch in November 2006 which vest in 36 monthly installments. As of October 31, 2007, of the 2,000,000 total option shares, 666,800 were vested.

(4)	Represents value of options for the purchase of 10,700,000 shares of common stock granted to Mr. Ketch in January 2006.
(5)	Includes $31,250 in accrued but unpaid salary.
(6)
Represents value of options for the purchase of 1,000,000 shares of common stock granted to Mr. Willenberg in November 2006 which vest in 36 monthly installments. As of October 31, 2007, of the 1,000,000 total option shares, 333,520 were vested.

(7)	Represents value of options for the purchase of 10,700,000 shares of common stock granted to Mr. Willenberg in January 2006.
(8)
Includes $28,125 in accrued but unpaid salary, $196,875 of Mr. Wojcik’s salary paid during fiscal year 2007, and $20,159 in moving expenses paid during fiscal year 2007 per the terms of Mr. Wojcik’s employment agreement.

(9)	Represents $80,000 paid during fiscal year 2007, and $100,000 moving bonus and $40,000 performance bonus accrued at October 31, 2007 and paid during fiscal year 2008.
(10)
Represents $37,500 of Mr. Wojcik’s salary from September 1, 2006 through October 31, 2006, as well as $112,125 in compensation paid from March 2006 through August 2006 when Mr. Wojcik served as a consultant to the Company.

(11)	This amount was accrued at October 31, 2006 and paid during fiscal year 2007.
(12)
Includes value of options for the purchase of 3,500,000 shares of common stock granted to Mr. Wojcik in connection with his employment agreement in September 2006 and 500,000 stock options granted to Mr. Wojcik in July 2006 while Mr. Wojcik was a consultant to the Company.

In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits has been omitted for the named executive officers because the aggregate amount of these perquisites and other personal benefits was less than $10,000.

Employment Agreements with Executive Officers

Brad Ketch.  On December 2, 2002, we entered into an employment agreement with Brad Ketch pursuant to which Mr. Ketch was retained as our Chief Executive Officer.  The agreement had a three-year initial term and provided for Mr. Ketch to receive an initial base salary of $250,000, with an annual bonus to be paid at the discretion of the Board of Directors in either cash or stock. In December 2005, December 2006 and December 2007, this agreement was automatically renewed for an additional one-year term.  If Mr. Ketch is terminated without “cause” or leaves Rim Semiconductor for “good reason,” each as defined in his agreement, he will receive a severance payment equal to two years of his base salary on the date of termination.  If he is terminated without cause or with good reason within one year after a “change of control,” as defined in his agreement, he will receive a severance payment equal to two years of his base salary and an amount equal to two times the amount of his last bonus received.

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

David Wojcik.  On September 1, 2006, we entered into an employment agreement with David Wojcik pursuant to which Mr. Wojcik was retained to serve as our Senior Vice President — Sales, Marketing and Business Development.  The employment agreement provides for a base annual salary of $225,000.  Mr. Wojcik is also eligible to receive quarterly bonuses of up to $40,000 per fiscal quarter, as determined by the Company’s compensation committee.

Mr. Wojcik is employed “at-will” by the Company, and accordingly may be terminated with or without reason or notice at any time.  If Mr. Wojcik is terminated other than with good cause or leaves for good reason (each as defined in the Employment Agreement), the Company will pay a severance equal to twelve months base salary in effect on the date of Mr. Wojcik’s termination of employment.  Because Mr. Wojcik relocated to the Company’s headquarters in Portland, Oregon, the Company provided him a relocation bonus of $100,000 and reimbursed his expenses up to $25,000.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information as of October 31, 2007, concerning unexercised options for the purchase of common stock held by the named executive officers.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Brad Ketch	10,700,000	--		$0.027	1/10/2016
	666,800	1,333,200	(1)	$0.096	11/8/2016
Ray Willenberg, Jr.	10,700,000	--		$0.027	1/10/2016
	333,520	666,480	(2)	$0.096	11/8/2016
David Wojcik	500,000	--		$0.180	7/6/2016
	1,763,894	2,236,106	(3)	$0.158	9/1/2016

(1)  These options vest in monthly installments of 55,550 shares of common stock on the first day of each month.
(2)  These options vest in monthly installments of 27,770 shares of common stock on the first day of each month.
(3)  These options vest in monthly installments of 97,222 shares of common stock on the first day of each month.

Compensation of Directors

The following table sets forth all compensation for the last fiscal year awarded to, or earned by, our Directors.

Name	Fees Earned or Paid in Cash		Option Awards		Total
Jack L. Peckham	$4,000	(3)	$--		$4,000
Thomas J. Cooper (1)	$6,000	(4)	$--		$6,000
“David” Boon Tiong Tan	$4,000	(5)	$90,924	(6)	$100,000
William A Swope (2)	$--		$--		$--

(1)	Mr. Cooper resigned from the Board of Directors effective December 31, 2007.
(2)	Mr. Swope was appointed to the Board of Directors effective January 3, 2008.
(3)	Represents payment for Mr. Peckham’s attendance at two board meetings during fiscal 2007.
(4)	Represents payment for Mr. Cooper’s attendance at three board meetings during fiscal 2007.
(5)	Represents payment for Mr. Tan’s attendance at two board meetings during fiscal 2007.
(6)
Represents options for the purchase of up to 1,000,000 shares of common stock granted to Mr. Tan in November 2006 which vest in 36 monthly installments. As of October 31, 2007, of the 1,000,000 total option shares, 333,520 were vested.

It is our policy to pay each outside director $2,000 for each meeting of our Board of Directors attended and for each committee meeting attended.  We also reimburse our directors for reasonable expenses incurred in traveling to and from board or committee meetings.

In addition, we have granted stock options to the directors to compensate them for their services.  During the fiscal year ended October 31, 2007, we issued options to purchase 1,000,000 shares of common stock valued at approximately $90,924 to Mr. Tan.  Our directors are eligible to receive stock option grants under our 2000 Omnibus Securities Plan, our 2001 Stock Incentive Plan and our 2006 Stock Incentive Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Certain Shareholders, Directors and Executive Officers

The following table sets forth information as of the close of business on February 26, 2008, concerning shares of our common stock beneficially owned by: (i) each director; (ii) each named executive officer; (iii) all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock.

In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and warrants within 60 days of February 26, 2008. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. We have calculated the percentages of shares beneficially owned based on 538,132,134 shares of common stock outstanding at February 26, 2008.

	Shares Beneficially Owned
Person or Group	Number		Percent (1)

Brad Ketch	13,133,433	(2)	2.39%
Ray Willenberg, Jr.	14,881,753	(3)	2.71%
David Wojcik	2,384,726	(4)	*
Jack L. Peckham	1,416,660	(5)	*
“David” Boon Tiong Tan	500,140	(6)	*
William A. Swope	224,000	(7)	*

All executive officers and directors as a group (6 persons)	32,540,712		5.76%

UTEK Corporation	60,000,000		11.15%
* Less than 1%.

(1)
Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days.

(2)	Includes options to purchase 11,700,100 shares of common stock.
(3)	Includes options to purchase 11,200,140 shares of common stock.
(4)	Includes options to purchase 2,347,226 shares of common stock.
(5)	Includes options to purchase 1,116,667 shares of common stock.
(6)	Includes options to purchase 500,140 shares of common stock.
(7)	Includes options to purchase 230,000 shares of common stock.

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

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	8,665,985	$0.15	32,334,015
EEEEquity compensation plans not approved by security holders	31,250,000	$0.06	—
Total	39,915,985	$0.08	32,334,015

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Since the beginning of its last fiscal year, the Company has not engaged in any transaction, or any proposed transaction, to which the Company or any of its subsidiaries was or is to be a party (1) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s assets at year end for the last three completed fiscal years, and (2) in which any of the Company’s directors, nominees for director, executive officers or beneficial owners of more than 5% of its Common Stock, or members of the immediate families of those individuals, had or will have, a direct or indirect material interest.

Director Independence

The Board believes that Jack L. Peckham meets the independence criteria set out in Rule 4200(a)(14) of the Marketplace Rules of the National Association of Securities Dealers and the rules and other requirements of the SEC. Mr. Peckham was appointed to the Audit Committee in 2005, and is presently the sole member of the committee.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered for the Company by Marcum & Kliegman LLP, the Company’s independent registered public accounting firm, for the fiscal years ended October 31, 2007 and 2006 are set forth below.

	Fiscal Year Ended October 31, 2007	Fiscal Year Ended October 31, 2006

Audit Fees	$290,024	$385,785

Audit Related Fees	$0	$0

Tax Fees	$40,202	$10,078

All Other Fees	$7,511	$8,270

Total	$337,737	$404,133

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

DATE: February 28, 2008	RIM SEMICONDUCTOR COMPANY

	By:	/s/ Brad Ketch
Brad Ketch
President and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Brad Ketch Brad Ketch	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	February 28, 2008

/s/ Ray Willenberg Ray Willenberg, Jr.	Chairman of the Board and Executive Vice President	February 28, 2008

Jack Peckham	Director

/s/ William A. Swope William A. Swope	Director	February 28, 2008

/s/ Boon Tiong Tan Boon Tiong Tan	Director	February 28, 2008