Form 10QSB
period 2008-01-31
Rim Semiconductor CO
filed 2008-03-24
CIK 1026595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

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

The number of shares of the issuer’s Common Stock, par value $.001 per share, outstanding as of March 24, 2008, was 707,683,964.

Transitional Small Business Disclosure Format (Check one)	Yes ☐ No ☒

FORM 10-QSB

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY COMMENCING NOVEMBER 1, 2007)

JANUARY 31, 2008

TABLE OF CONTENTS

PAGE
PART I - FINANCIAL INFORMATION	1

ITEM 1. FINANCIAL STATEMENTS	1

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited) At January 31, 2008	1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) For the Three Months Ended January 31, 2008 and 2007 and for the Period From November 1, 2007 (Date of Commencement as a Development Stage Company) to January 31, 2008	2

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Unaudited) For the Three Months Ended January 31, 2008	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) For the Three Months Ended January 31, 2008 and 2007 and for the Period From November 1, 2007 (Date of Commencement as a Development Stage Company) to January 31, 2008	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	23

ITEM 3. CONTROLS AND PROCEDURES	30

PART II - OTHER INFORMATION	32

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32

ITEM 5. OTHER INFORMATION	32

ITEM 6. EXHIBITS	33

SIGNATURES	34

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

CONDENSED CONSOLIDATED BALANCE SHEET
 (Unaudited)

January 31, 2008

ASSETS

Current Assets:
Cash and cash equivalents	$13,705
Other current assets	112,104
Assets of discontinued operations	2,644
TOTAL CURRENT ASSETS	128,453

Property and equipment - net	181,124
Note receivable	50,000
Deferred financing costs - net	790,912
Other assets	18,482
TOTAL ASSETS	$1,168,971

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Convertible notes payable	$728,000
Convertible debentures (net of debt discount of $35,254)	696,026
Derivative liabilities – warrants, options and embedded conversion options	6,064,923
Accounts payable and accrued expenses	1,062,604
Liabilities of discontinued operations	1,376
TOTAL CURRENT LIABILITIES	8,552,929

Long-term portion of convertible debentures (net of debt discount of $3,252,698)	275,080
TOTAL LIABILITIES	8,828,009

Commitments, Contingencies and Other matters

Stockholders’ Deficiency:

Preferred stock - $0.01 par value; Authorized - 15,000,000 shares; Issued - 0 shares; Outstanding - 0 shares	-
Common stock - $0.001 par value; Authorized - 900,000,000 shares; Issued - 536,681,987 shares; Outstanding - 536,182,133 shares	536,682
Treasury Stock, at cost - 499,854 shares	(7,498)
Additional paid-in capital	87,207,906
Unearned compensation	(410,700)
Accumulated deficit at October 31, 2007	(90,689,341)
Deficit accumulated during the development stage	(4,296,087)
TOTAL STOCKHOLDERS’ DEFICIENCY	(7,659,038)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,168,971

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended January 31,		Period from November 1, 2007 (Date of Commencement as a Development Stage Company) to
	2008	2007	January 31, 2008

OPERATING EXPENSES:
Acquired in-process research and development	$1,340,000	$-	$1,340,000
Amortization of technology licenses and capitalized software development costs	-	260,303	-
Research and development expenses (including stock based compensation of $10,350 and $420,410, respectively)	419,412	647,674	419,412
Selling, general and administrative expenses (including stock based compensation of $712,220 and $469,409, respectively)	1,569,084	1,439,475	1,569,084

TOTAL OPERATING EXPENSES	3,328,496	2,347,452	3,328,496

OPERATING LOSS	(3,328,496)	(2,347,452)	(3,328,496)

OTHER EXPENSES (INCOME):
Interest income	(1,252)	(14,543)	(1,252)
Interest expense	1,115,138	2,786,501	1,115,138
Change in fair value of derivative liabilities	(276,629)	1,538,647	(276,629)
Amortization of deferred financing costs	137,089	1,124,686	137,089
TOTAL OTHER EXPENSES	974,346	5,435,291	974,346

LOSS FROM CONTINUING OPERATIONS	(4,302,842)	(7,782,743)	(4,302,842)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	6,755	(7,741)	6,755

NET LOSS	$(4,296,087)	$(7,790,484)	$(4,296,087)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	474,130,430	395,822,642

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For The Three Months Ended January 31, 2008
(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Deficiency

Balance at November 1, 2007	468,986,043	$468,986	(499,854)	$(7,498)	$85,276,802	$(907,656)	$(90,689,341)	$(5,858,707)
Issuance of common stock under service and consulting agreement on December 19, 2007 ($0.021 per share)	5,000,000	5,000	-	-	100,000	(105,000)	-	-
Issuance of common stock under service and consulting agreements on December 20, 2007 ($0.021 per share)	1,000,000	1,000	-	-	20,000	(21,000)	-	-
Issuance of common stock for conversion of accrued interest on December 31, 2007 ($0.0179 per share)	1,295,944	1,296	-	-	21,837	-	-	23,133
Issuance of common stock for cash on November 6, 2007 ($0.05 per share)	400,000	400	-	-	19,600	-	-	20,000
Issuance of common stock upon acquisition of BDSI on January 29, 2008 ($0.029 per share)	60,000,000	60,000	-	-	1,680,000	-	-	1,740,000
Stock based compensation expense recognized for the granting and vesting of options to employees and advisory board members	-	-	-	-	99,614	-	-	99,614
Reclassification of warrants issued in connected with restricted common stock to derivative liability	-	-	-	-	(9,947)	-	-	(9,947)
Amortization of unearned compensation expense	-	-	-	-	-	622,956	-	622,956
Net Loss	-	-	-	-	-	-	(4,296,087)	(4,296,087)
Balance at January 31, 2008	536,681,987	$536,682	(499,854)	$(7,498)	$87,207,906	$(410,700)	$(94,985,428)	$(7,659,038)

Accumulated deficit as of October 31, 2007	$(90,689,341)
Deficit accumulated during the development stage	(4,296,087)
Total Accumulated Deficit as of January 31, 2008	$(94,985,428)

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended January 31,		Period from November 1, 2007 (Date of Commencement as a Development Stage Company) to
	2008	2007	January 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(4,302,842)	$(7,782,743)	$(4,302,842)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Consulting fees and other compensatory elements of stock issuances	722,570	889,819	722,570
Change in fair value of derivative liabilities	(276,629)	1,538,647	(276,629)
Acquired in-process research and development	1,340,000	-	1,340,000
Fair value of warrants in excess of debt discount	369,721	-	369,721
Amortization of deferred financing costs	137,089	1,124,686	137,089
Amortization of debt discount on notes	650,826	2,752,373	650,826
Amortization of technology license and capitalized software development fees	-	260,303	-
Depreciation	8,758	3,802	8,758
Other non-cash expense	-	614	-
Change in assets
Other current assets	(18,744)	35,153	(18,744)
Other assets	-	2,500	-
Change in liabilities
Accounts payable and accrued expenses	(648,649)	26,899	(648,649)
NET CASH USED IN OPERATING ACTIVITIES	(2,017,900)	(1,147,947)	(2,017,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of trademark rights	-	200,000	-
Proceeds from maturity of short-term investments	-	500,000	-
Cash acquired in connection with common stock issued upon acquisition of BDSI	400,000	-	400,000
Acquisition and costs of capitalized software and development fees	-	(377,969)	-
Acquisition of property and equipment	(9,250)	(69,657)	(9,250)
NET CASH PROVIDED BY INVESTING ACTIVITIES	390,750	252,374	390,750

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	20,000	-	20,000
Proceeds from convertible debentures	3,175,000	-	3,175,000
Capitalized financing costs	(345,000)	-	(345,000)
Repayments of notes payable	(1,250,000)	-	(1,250,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,600,000	-	1,600,000

DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(27,150)	(895,573)	(27,150)

CASH FLOWS FROM DISCONTINUED OPERATIONS – OPERATING CASH FLOWS	5,487	(7,741)	5,487

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended January 31,		Period from November 1, 2007 (Date of Commencement as a Development Stage Company) to
	2008	2007	January 31, 2008

DECREASE IN CASH AND CASH EQUIVALENTS	(21,663)	(903,314)	(21,663)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	35,368	1,090,119	35,368

CASH AND CASH EQUIVALENTS - END OF PERIOD	$13,705	$186,805	$13,705

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended January 31,		Period from November 1, 2007 (Date of Commencement as Development Stage Company) to
	2008	2007	January 31, 2008

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$27,929	$25,000	$27,929

Non-Cash Investing and Financing Activities:

Value recorded as debt discount relating to warrants issued to purchasers of convertible debentures	$2,116,667	$-	$2,116,667

Value assigned to conversion option liability in connection with issuance of convertible debentures	$1,058,333	$-	$1,058,333

Value assigned on issuance date to warrants issued to finder	$497,277	$-	$497,277

Common stock issued for conversion of convertible debentures, notes payable and accrued interest	$23,133	$4,069,232	$23,133

Issuance of common stock upon exercise of stock options for the settlement of vendor payables	$-	$19,140	$-

Common stock issued for accrued liquidated damages	$-	$68,547	$-

Reclassification of derivative liability to equity upon exercise of options	$-	$71,521	$-

Reclassification of conversion option liability to equity	$-	$1,685,266	$-

Issuance of common stock upon acquisition of BDSI:
Cash acquired	$400,000	$-	$400,000
Acquired license to patented technology (research and development)	1,340,000	-	1,340,000
Fair value of common stock issued upon acquisition of BDSI	$1,740,000	$-	$1,740,000

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND BUSINESS OPERATIONS

The consolidated financial statements include the accounts of Rim Semiconductor Company and its wholly-owned operating subsidiaries, NV Entertainment, Inc. (“NV Entertainment”) and Broadband Distance Systems, Inc. (“BDSI”) (see Note 3) (collectively, the “Company”). Top Secret Productions, LLC is a 50% owned subsidiary of NV Entertainment. All significant intercompany balances and transactions have been eliminated. The Company consolidates its 50% owned subsidiary Top Secret Productions, LLC due to the Company’s control of management and financial matters of such entity, including all of the risk of loss.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the financial statements and notes related thereto included in the Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 2007, filed with the Securities and Exchange Commission on February 13, 2008.

These results for the three months ended January 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Rim Semiconductor Company was incorporated under the laws of the State of Utah on December 5, 1985. In November 1999, the Company began to focus its business activities on the development of new semiconductor technologies. Pursuant to such plan, in February 2000, the Company acquired NV Technology, Inc. and commenced its technology business. The Company’s technology business has developed advanced transmission technology products that enable data to be transmitted across copper telephone wire at speeds and over distances that exceed those offered by leading DSL technology providers. The Company’s technology business has generated no revenues to date.

The Company operated in two business segments until December 2007 when the Company discontinued the operations of its Entertainment Segment and accordingly re-entered the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Companies” (“SFAS No. 7”). The remaining segment (Semiconductor Segment) will have no operating revenues until successful commercialization of its developed technology and will continue to incur substantial operating expenses, capitalized costs and operating losses. As a result of the discontinuation of the Entertainment Segment, the Semiconductor Segment is the Company’s only reporting segment.

The income (loss) from discontinued operations was $6,755 and $(7,741) for the three months ended January 31, 2008 and 2007, respectively.  Film distribution royalties from the Entertainment Segment were $8,379 and $0 during the three months ended January 31, 2008 and 2007, respectively, and were recorded within the income (loss) from discontinued operations.  The income (loss) on discontinued operations did not impact basic and diluted net loss per common share for the three months ended January 31, 2008 and 2007.

Assets of the Entertainment Segment consist entirely of cash and cash equivalents as of January 31, 2008 and have been recorded as a current asset under the caption “Assets of discontinued operations” in the accompanying balance sheets.  Liabilities of the Entertainment Segment consist entirely of accounts payable and accrued expenses as of January 31, 2008 and have been recorded as a current liability under the caption “Liabilities of discontinued operations” in the accompanying balance sheets.

Liquidity Discussion

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND BUSINESS OPERATIONS (CONTINUED)

Liquidity Discussion (Continued)

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its business plan. For the three months ended January 31, 2008 and 2007 the Company incurred net losses of approximately $4.3 million and $7.8 million, respectively, and as of January 31, 2008 had a working capital deficiency of approximately $8.4 million and stockholders’ deficiency of approximately $7.7 million. In addition, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities through at least January 31, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue to operate as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability.

In December 2007, the Company received net proceeds of approximately $1.7 million from the sale of its 10% Secured Convertible Notes and warrants (the “2007 Debentures”) (see Note 5). On January 29, 2008, the Company acquired all of the issued and outstanding stock of BDSI (see Note 3).  Upon closing of the acquisition transaction, BDSI had $400,000 in cash and a worldwide exclusive license to patented technology developed by researchers at the University of Illinois.

Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations. The Company will require additional funds for its operations and to pay down its liabilities, exploit the patent license held by BDSI, and finance its expansion plans consistent with its business plan. However, there can be no assurance that the Company will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and these adjustments may be material.

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

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments

In connection with the issuance of certain convertible debentures (see Note 5), the terms of the debentures included an embedded conversion feature which provided for a conversion of the debentures into shares of the Company’s common stock at a rate which was determined to be variable. The Company determined that the conversion feature was an embedded derivative instrument and that the conversion option was an embedded put option pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“No. 00-19”).

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

The Company accounts for embedded conversion options that no longer meet the conditions of EITF Issue No. 00-19 to be classified as a liability under EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF Issue No. 06-7”). Under EITF Issue No. 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS No. 133 no longer meets the bifurcation criteria, the Company reclassifies the amount of the embedded conversion option to stockholders’ deficiency.

The fair value of derivative financial instruments was estimated during the three months ended January 31, 2008 and 2007 using the Black-Scholes model and the following range of assumptions:

	January 31, 2008	January 31, 2007
Expected dividends	None	None

Expected volatility	96.0 – 140.8%	79.7 - 136.9%

Risk-free interest rate	2.1 – 3.7%	4.8 - 5.2%

Contractual term (years)	0.4 - 8.5	0.7 - 9.5

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
(A Development Stage Company Commencing November 1, 2007)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Registration Payment Arrangements

The Company accounts for registration payment arrangements in accordance with FASB Staff Position (“FSP”) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which specifies that contingent obligations to make future payments or otherwise transfer consideration under a registration payment arrangement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”.  SFAS No. 5 requires loss contingencies to be accrued and expensed if they are probable and reasonably estimable.  As of January 31, 2008, the Company has accrued $181,003 within accounts payable and accrued expenses for liquidated damages in connection with registration payment arrangements.

Loss Per Common Share

Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period.  The income (loss) from discontinued operations had no significant impact on the basic and diluted net loss per common share for the three months ended January 31, 2008 and 2007.

For the three months ended January 31, 2008 and 2007, no effect has been given to outstanding options, warrants, convertible notes payable, or convertible debentures in the diluted computation, as their effect would be anti-dilutive. The number of potentially dilutive securities excluded from the computation of diluted loss per share was 540,276,120 and 164,287,898, for the three months ended January 31, 2008 and 2007, respectively (see Note 7).

Stock-Based Compensation

The Company reports stock based compensation under accounting guidance provided by SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, based on estimated fair values.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. The Company has continued to attribute the value of stock-based compensation to expense on the straight-line single option method.  Stock-based compensation expense recognized under SFAS 123(R) related to employee stock options granted during the three months ended January 31, 2008 and 2007 was $99,614 and $110,765, respectively.

As stock-based compensation expense recognized in the consolidated statement of operations for the three months ended January 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassification did not have any effect on reported losses for any periods presented.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. SFAS 157 is effective for the Company as of the beginning of fiscal 2009, with earlier application encouraged. Any cumulative effect will be recorded as an adjustment to the opening accumulated deficit balance, or other appropriate component of equity. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141 (R) replaces SFAS No. 141, “Business Combinations”, and is effective for the Company for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) requires the new acquiring entity to recognize all assets acquired and liabilities assumed in the transactions; establishes an acquisition-date fair value for acquired assets and liabilities; and fully discloses to investors the financial effect the acquisition will have. SFAS 141(R) would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

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

NOTE 3 – ACQUISITION OF BDSI

On January 29, 2008, the Company completed its acquisition of all of the issued and outstanding capital stock of BDSI, a subsidiary of UTEK Corporation (“UTEK”) in exchange for 60,000,000 shares of unregistered common stock of the Company, valued at $1,740,000, which are subject to certain anti-dilution adjustments.  As a result of the transaction, BDSI became a wholly-owned subsidiary of the Company.  BDSI was incorporated on December 13, 2007 and its historical operations prior to acquisition were not significant.  The Company has accounted for this acquisition under the purchase method of accounting.  Upon closing of the acquisition transaction, BDSI had $400,000 of cash and a worldwide exclusive license to patented technology developed by researchers at the University of Illinois.  The remaining purchase price of $1,340,000 was allocated to the license.  As the Company recorded an impairment of its existing technology licenses and capitalized software development costs during the year ended October 31, 2007 and is currently in the development stage, management determined it was unable to currently demonstrate alternative future uses for the license and support the carrying amount of the license based upon estimated future cash flows.  Accordingly, the $1,340,000 was charged to operations, under the caption “Acquired in-process research and development” during the three months ended January 31, 2008.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – ACQUISITION OF BDSI (CONTINUED)

The patent relates to an algorithm designed to enhance power allocation in telecommunications systems that use multicarrier modulation protocol. IPSL, ADSL, VDSL and DSL systems are all examples of multicarrier modulation protocols. The algorithm serves to improve the achievable data rate or the signal-to-noise ratio, reducing errors in the transmission. Under the exclusive license agreement relating to such technology, BDSI is obligated to pay the University of Illinois royalties based on achievement of certain sales levels for products utilizing the technology. Unless earlier terminated by a party pursuant to the terms of the license agreement, the license expires upon the expiration or termination of all of the University of Illinois patent rights underlying the technology. The license agreement also permits BDSI to sublicense the technology and obligates BDSI to make royalty payments to the University of Illinois based on a percentage of payments received by BDSI from sublicensees. The Company requires additional funds in order to exploit the patent license held by BDSI.

The results of operations of BDSI have been included in the accompanying condensed consolidated financial statements from the date of acquisition.

Based on our evaluation, the allocation of the purchase price for BDSI is as follows as of January 29, 2008, the date of acquisition:

Assets and technology acquired:
Cash acquired	$400,000
Acquired license to patented technology (research and development)	1,340,000
Total assets and technology acquired	$1,740,000

NOTE 4 - DEFERRED FINANCING COSTS

As of January 31, 2008, the deferred financing costs consist of costs incurred in connection with the issuance of the Company’s outstanding debt:

Deferred financing costs	$4,002,725
Less: accumulated amortization	(3,211,813)

Deferred financing costs, net	$790,912

Costs incurred in connection with debt financings are capitalized as deferred financing costs and amortized over the term of the related debt. If any or all of the related debt is converted or repaid prior to its maturity date, a pro-rata share of the related deferred financing costs are written off and recorded as amortization expense in the period of the conversion or repayment in the consolidated statement of operations. During the three months ended January 31, 2008, the Company capitalized $842,277 of deferred financing costs related to the 2007 Debentures (see Note 5). For the three months ended January 31, 2008 and 2007, amortization of deferred financing costs was $137,089 and $1,124,686, respectively.

NOTE 5 - CONVERTIBLE DEBENTURES

2007 Debentures

On December 5, 2007, the Company entered into a subscription agreement with certain institutional and individual investors pursuant to which the Company sold the 2007 Debentures and warrants to purchase shares of the Company’s common stock. The 2007 Debentures were issued on December 5, 2007, have a term of two years and are secured by substantially all of the Company’s assets, including all of the Company’s intellectual property. The Company has raised gross proceeds of $3,175,000 from the private placement of secured convertible notes with an aggregate principal amount of $3,527,778 (which amount reflects an original issue discount of 10%, or $352,778).

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - CONVERTIBLE DEBENTURES (CONTINUED)

2007 Debentures (Continued)

In connection with the issuance of the 2007 Debentures, the Company issued to the investors warrants to purchase an aggregate of 146,532,832 shares of common stock at an initial exercise price of $0.10 per share, valued at $2,486,388 on the issuance date.  The warrants are immediately exercisable at a per share exercise price of $0.10 (which is subject to adjustment) through the fifth anniversary of the date of issuance. The warrants include a cashless exercise provision as well as antidilution provisions with respect to certain securities issuances.

The Company received net cash proceeds of approximately $2,830,000, after the payment of offering related fees and expenses of $345,000. Out of these proceeds the Company repaid in full the $1,100,000 bridge loans issued in July 2007 (see Note 6). Each holder has the right at any time until his note is fully paid to convert any outstanding and unpaid principal and accrued interest into shares of common stock at the conversion price per share equal to 75% of the average of the closing bid prices of the Company’s common stock for the 10 trading days preceding the conversion date, however, the conversion price shall not exceed $0.05 per share. The conversion price and number and kind of shares or other securities to be issued upon conversion are subject to adjustment for certain issuances, transactions or events that would result in “full ratchet” protection to the holders.

Interest payable on the 2007 Debentures accrues at an annual rate of 10% and is payable on March 31, 2008 and quarterly thereafter, and on the maturity date, accelerated or otherwise, when the principal and remaining accrued but unpaid interest is due and payable, unless previously converted into common stock. The Company has the option of prepaying the outstanding principal on the 2007 Debentures, in whole or in part, by paying the holder(s) 130% of the principal amount to be redeemed, together with accrued but unpaid interest.

The Company paid Blumfield Investments (the “Finder”) a cash finder’s fee equal to $317,500 (10% of the aggregate purchase price for the 2007 Debentures issued). An additional fee equal to 10% of any cash proceeds received by the Company from exercise of the warrants will be payable to the Finder upon exercise of the warrants. The Company also agreed to issue to the Finder a warrant, in substantially the same form as the warrants issued to the holders of the 2007 Debentures, pursuant to which the Finder may purchase 10 shares of common stock for each 100 shares issuable upon conversion of the 2007 Debentures and warrants as of the closing date. As a result, the Company has issued a warrant to the Finder pursuant to which the Finder may purchase up to 29,306,567 shares of common stock at an initial exercise price of $0.10 per share, valued at $497,277 on the issuance date. The fair value of these warrants of $497,277 and the offering related fees and expenses of $345,000 were recorded as deferred financing costs and are being charged to interest expense over the term of the 2007 Debentures.

To secure the Company’s obligations under the 2007 Debentures, the Company has granted a security interest in substantially all of its assets, including without limitation, its intellectual property, in favor of the investors. The security interest terminates upon payment or satisfaction of all of the Company’s obligations under the 2007 Debentures.

In connection with the sale of the 2007 Debentures, the Company agreed to prepare and file with the SEC, within 45 days following the closing date, a registration statement for the purpose of registering for resale a number of shares of common stock equal to 125% of the shares issuable upon conversion of the 2007 Debentures. Should the Company fail to file such registration statement within such time, or if the registration statement is not declared effective within 150 days from the closing date, the Company must pay liquidated damages equal to 2% of the principal amount of the 2007 Debentures and purchase price of the related warrants for each 30 day period. Such liquidated damages are payable in cash or registered shares of stock valued at 75% of the average closing bid prices over the preceding 5 day period.

The Company has not filed a registration statement and is not in compliance with the terms of the registration rights granted to holders of the 2007 Debentures.  However, during January 2008, the Company obtained waivers from 9 of the 12 holders of the 2007 Debentures (representing 75.59% of the outstanding 2007 Debenture principal) waiving such registration rights.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - CONVERTIBLE DEBENTURES (CONTINUED)

2007 Debentures (Continued)

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

The aggregate principal amount of $3,527,778 is recorded as a liability net of a debt discount of $352,778, which reflects the original issue discount of 10%, and a debt discount of $3,175,000 consisting of an allocation of the fair values attributed to the warrants issued to investors and to the embedded conversion feature in accordance with EITF Issue No. 00-19. The debt discount of $3,175,000 consisted of a $2,116,667 value related to the warrants issued to investors and a value attributed to the embedded conversion feature of $1,058,333. The debt discount was first allocated to the embedded conversion feature based on its fair value. After reducing the gross proceeds by the value attributed to the embedded conversion feature, the remaining unallocated debt discount of $2,116,667 was allocated to the warrants issued to investors. The excess of the fair value of the warrants issued to investors above the debt discount allocated to these warrants was $369,721 and was recorded as interest expense.

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with SFAS No. 133 and EITF Issue No. 00-19. SFAS 133 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments in accordance with EITF Issue No. 00-19. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of SFAS 133. SFAS 133 and EITF Issue No. 00-19 also provide an exception to this rule when the host instrument is deemed to be conventional (as that term is described in the implementation guidance to SFAS 133 and further clarified in EITF Issue No. 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in EITF Issue No. 00-19”.

The Company determined that the embedded conversion option and the warrants issued to the investors and the Finder are derivative liabilities.

Included in interest expense for the three months ended January 31, 2008 is $275,080 related to the amortization of the debt discount on these debentures.

The 2007 Debentures are summarized below as of January 31, 2008:

	Outstanding Principal Amount	Unamortized Debt Discount	Net Carrying Value
Long-term portion	$3,527,778	$3,252,698	$275,080

2006 Debentures

On March 10, 2006, the Company raised gross proceeds of $6.0 million from a private placement to 17 institutional and individual investors (the “Investors”) of its two-year 7% Senior Secured Convertible Debentures (the “2006 Debentures”). The 2006 Debentures originally were due and payable on March 10, 2008, but the maturity date was extended pursuant to agreements with the four remaining Investors.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - CONVERTIBLE DEBENTURES (CONTINUED)

2006 Debentures (Continued)

Effective March 17, 2008, the Company entered into amendment agreements with two Investors holding 2006 Debentures with an aggregate principal amount of $200,000 (the “March 17 Amendments”). The March 17 Amendments amend the terms of the two subject 2006 Debentures to:  (1) extend the maturity date until September 17, 2008, (2) obligate the Company to pay all interest accrued on such debentures as of June 30, 2008 in cash; (3) extend the payment date for interest that will have accrued on such debentures as of June 30, 2008 until September 17, 2008; and (4) increase the outstanding amount of unconverted principal on such debentures by 20%, however, the 20% principal premium and interest accruing thereon must be paid in cash and may not be converted by such Investors into Company common stock. The March 17 Amendments also included waivers of any event of default that may have occurred under the terms of such 2006 Debentures prior to the date thereof.

Effective March 19, 2008, the Company entered into amendment agreements with the other two Investors holding unconverted 2006 Debentures with an aggregate principal amount of $425,000 (the “March 19 Amendments”). In exchange for aggregate cash consideration of  $23,181, the March 19 Amendments amend the terms of the two subject 2006 Debentures to extend the maturity date on such debentures until April 10, 2008. The March 19 Amendments also included waivers of any event of default relating to failure to pay amounts due that may have occurred under the terms of such 2006 Debentures prior to the date thereof.

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

The Company agreed to include the shares of common stock issuable upon conversion of the 2006 Debentures and exercise of the related warrants issued to investors and the placement agent in a registration statement filed by the Company with the Securities and Exchange Commission (the “SEC”). Since the registration statement was not declared effective by the SEC by June 23, 2006, the Company was obligated to pay liquidated damages to the holders of the 2006 Debentures. A registration statement covering the common stock issuable upon conversion of the 2006 Debentures and the related warrants issued to investors and the placement agent was declared effective by the SEC on August 16, 2006. These liquidated damages aggregated $212,000. At their option, the holders of the 2006 Debentures are entitled to be paid such amount in cash or shares of restricted common stock at a per share rate equal to the effective conversion price of the 2006 Debentures at the time the liquidated damages became due. During the three months ended January 31, 2007, 464,535 shares of common stock valued at $68,547 were issued as payment for liquidated damages.  Accrued liquidated damages as of January 31, 2008 was $143,453.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - CONVERTIBLE DEBENTURES (CONTINUED)

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

During the three months ended January 31, 2008, accrued interest on the 2006 Debentures of $23,133 was converted into 1,295,944 shares of common stock. During the three months ended January 31, 2007, $3,931,000 of principal amount of 2006 Debentures plus accrued interest of $136,911 were converted into 56,376,123 shares of common stock.

As of January 31, 2008, the conversion option liability of $2,571,429 had been reduced to $279,429 as a result of conversions of the 2006 Debentures.  Since the issuance of the 2006 Debentures, an aggregate of $2,292,000 has been recorded as a reclassification to stockholders’ equity.

Included in interest expense for the three months ended January 31, 2008 and 2007 is $82,057 and $2,750,588, respectively, related to the amortization of the debt discount on these debentures.

The 2006 Debentures are summarized below as of January 31, 2008:

	Outstanding Principal Amount	Unamortized Debt Discount	Net Carrying Value
Current	$652,000	$34,786	$617,214

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

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - CONVERTIBLE DEBENTURES (CONTINUED)

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

In connection with the issuance of the 2005 Debentures, the Company also issued to a placement agent warrants to purchase up to 5,656,108 shares of Common Stock (the “Compensation Warrants”) valued at $319,066 on the issuance date. This amount was recorded as a deferred financing cost and is being charged to interest expense over the term of the 2005 Debentures. All of the Compensation Warrants were exercised in February 2006.

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

During the three months ended January 31, 2007, $1,284 of principal amount of 2005 Debentures plus accrued interest of $37 were converted into 18,321 shares of common stock.  As of January 31, 2008, the conversion option liability of $1,500,000 had been reduced to $1,834 as a result of conversions of the 2005 Debentures.  Since the issuance of the 2005 Debentures, an aggregate of $1,498,166 has been recorded as a reclassification to stockholders’ equity.

Included in interest expense for the three months ended January 31, 2008 and 2007 is $356 and $1,027, respectively, related to the amortization of the debt discount related to these debentures.

The 2005 Debentures are summarized below as of January 31, 2008:

	Outstanding Principal Amount	Unamortized Debt Discount	Net Carrying Value
Current	$4,280	$468	$3,812

7% Debentures

In December 2003, April 2004 and May 2004, the Company completed a private placement to certain private and institutional investors of $1,350,000 in principal amount of its three-year 7% Convertible Debentures (the “7% Debentures”).

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - CONVERTIBLE DEBENTURES (CONTINUED)

7% Debentures (Continued)

Under the agreements with the purchasers of the 7% Debentures issued in December 2003, the Company is obligated to pay to the Debenture holders liquidated damages associated with the late filing of the Registration Statement and the missed Registration Statement required effective date of March 30, 2004. Liquidated damages are equal to (x) 2% of the principal amount of all the Debentures during the first 30-day period following late filing or effectiveness and (y) 3% of the principal amount of all Debentures for each subsequent 30-day period (or part thereof). These liquidated damages aggregated to $160,000. At the Company’s option, the Debenture holders are entitled to be paid such amount in cash or shares of Common Stock at a per share rate equal to the effective conversion price of the Debentures, which is currently $0.0155. Accrued liquidated damages as of January 31, 2008 was $37,550.  During the three months ended January 31, 2008 and 2007, no principal or accrued interest was converted into shares of common stock.

Included in interest expense for the three months ended January 31, 2008 and 2007 is $0 and $758, respectively, related to the amortization of the debt discount on these debentures.

The 7% Debentures are summarized below as of January 31, 2008:

	Outstanding Principal Amount	Unamortized Debt Discount	Net Carrying Value
Current	$75,000	$--	$75,000

The remaining 7% Debentures outstanding at January 31, 2008, originally issued in May 2004, were due and payable in May 2007.

NOTE 6 - NOTES PAYABLE

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

In connection with the bridge loan agreement, the Company also issued to the institutional investors an aggregate of 10,000,000 unregistered shares of the Company’s common stock with a relative fair value at the issuance date of $700,000. The relative fair value of the unregistered shares of common stock is shown as a debt discount that is amortized as interest expense over the life of the loan. Amortization of debt discount on this bridge loan was $293,333 for the three months ended January 31, 2008.

All outstanding principal and interest on the Notes was repaid out of the proceeds of the 2007 Debentures (see Note 5).

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

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - NOTES PAYABLE (CONTINUED)

In May 2007, the Company entered into a promissory note resulting in gross proceeds of $400,000. The promissory note was originally due and payable on August 22, 2007 and bears interest at the rate of 10% per annum. The maturity date of this promissory note was extended to October 31, 2007. Because the promissory note was not repaid by the maturity date, the unpaid portion of the promissory note is convertible, in whole or in part, into shares of the Company’s common stock at a conversion price of $0.08 per share. During the three months ended January 31, 2008, the Company repaid principal of $150,000 and accrued interest of $26,904. On March 20, 2008, the Company entered into an agreement with the note holder. Pursuant to the agreement the maturity date of the note was extended to July 31, 2008 and the note holder waived any default that may have existed. In addition the Company agreed to use its best efforts to make minimum monthly principal and interest payments of $50,000 no later than the last calendar day of each month prior to the extended maturity date of July 31, 2008.

NOTE 7 - STOCKHOLDERS’ DEFICIENCY

Common Stock

During the three months ended January 31, 2008, the Company:

•	issued 6,000,000 shares of restricted common stock in exchange for services valued at $126,000;

•	issued 1,295,944 shares of common stock in payment of accrued interest of $23,133 on the 2006 Debentures;

•	issued 400,000 shares of restricted common stock in exchange for cash proceeds of $20,000; and

•	issued 60,000,000 shares of common stock valued at $1,740,000 upon acquisition of BDSI.

Options Granted

During the three months ended January 31, 2007, the following options were granted:

•
Options to purchase 500,000 shares of common stock were granted to three employees under the 2006 Plan. These options were valued at $12,581 and have a ten year term, an exercise price of $0.027 per share, and vest over a period of approximately three years through January 2011;

•
Options to purchase 250,000 shares of common stock were granted to an employee under the 2006 Plan. These options were valued at $5,628 and have a ten year term, an exercise price of $0.021 per share, and vest over a period of approximately three years through December 2010; and

•
Options to purchase 2,000,000 shares of common stock were granted to a director under the 2006 Plan.  These options were valued at $57,827 and have a ten year term, an exercise price of $0.031 per share, and vest over a period of approximately three years through January 2011.

The weighted-average estimated fair value of stock options granted during the three months ended January 31, 2008 and 2007 was $0.03 and $0.09 per share, respectively, using the Black-Scholes model with the following assumptions:

	January 31, 2008	January 31, 2007
Expected dividends	None	None

Expected volatility	110%	116%

Risk-free interest rate	3.88%	4.65%

Expected life	10 years	10 years

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - STOCKHOLDERS’ DEFICIENCY (CONTINUED)

Options Forfeited

During the three months ended January 31, 2008, 2,021,431 options to employees were forfeited under the terms of their respective plans.

Warrants

In November 2007, the Company granted warrants to purchase 400,000 shares of common stock at an exercise price of $0.15 per share to an investor in connection with the issuance of restricted common stock.  The fair value of the stock warrants estimated on the date of grant using the Black-Scholes model is $0.025 per share or $9,947.

In December 2007, the Company granted warrants to purchase 175,839,399 shares of common stock at an exercise price of $0.10 per share to investors and the Finder in connection with the issuance of the 2007 Debentures (see Note 5).  The fair value of the stock warrants estimated on the date of grant using the Black-Scholes model is $0.017 per share or $2,983,665.

Net Loss Per Share

Securities that could potentially dilute basic earnings per share (EPS), in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	January 31, 2008	January 31, 2007
Warrants to purchase common stock	302,852,336	114,537,604
2007 Debentures and accrued interest (1)	161,020,874	-
2006 Debentures and accrued interest (2)	30,410,212	8,272,493
Options to purchase common stock	40,344,554	39,193,750
Convertible notes payable and accrued interest	4,574,276	1,571,049
7% Debentures and accrued interest	648,009	613,013
2005 Debentures and accrued interest (3)	425,859	99,989

Total	540,276,120	164,287,898

(1)	Based on a ten average common stock price discounted by 25% as of January 31, 2008 of $0.0224.

(2)	Based on a twenty day volume weighted average common stock price discounted by 30% as of January 31, 2008 and 2007 of $0.0216 and $0.0805, respectively.

(3)	Based on a five day volume weighted average common stock price discounted by 30% as of January 31, 2008 and 2007 of $0.0195 and $0.0799, respectively.

In the event all potentially dilutive securities are converted or exercised, the Company’s currently authorized 900,000,000 shares of common stock may be insufficient to meet the Company’s obligations.

Substantial issuances after January 31, 2008 through March 24, 2008:

Common stock issued to consultants	15,000,000

Common stock issued in exchange for cash proceeds	2,450,000

Common stock issued upon conversion of convertible debentures	4,051,831

Common stock issued for acquisition of Multi-Carrier Communications, Inc.	150,000,000

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Concentration of Credit Risk

The Company maintains cash balances in one financial institution. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000 per institution.  From time to time, the Company’s balances may exceed these limits. As of January 31, 2008, there were no uninsured balances. The Company believes it is not exposed to any significant credit risk for cash.

Demand Letter

On January 14, 2008, the Company received a demand letter on behalf of an employee of a non-profit corporation. The employee contends that he was jointly employed by the non-profit corporation and the Company, and that the Company is liable to him for unpaid wages of approximately $85,000 and additional damages. The Company disputes these claims. The Company has a note receivable from the non-profit corporation in the principal amount of $50,000.

NOTE 9 - ACCOUNTING FOR THE UNCERTAINTY IN INCOME TAXES

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined.   FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  This interpretation is effective for fiscal years beginning after December 15, 2006 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  As a result of the implementation of FIN 48, the Company recorded no adjustment for unrecognized income tax benefits.  At the adoption date of November 1, 2007 and also at January 31, 2008, the Company had no unrecognized tax benefits.  The Company classifies any interest and penalties related to income taxes as components of income tax expense.

The tax years 2003 to 2006 remain open to examination by the major taxing jurisdictions to which we are subject.  Preceding years also remain open to examination by U.S. federal and state revenue authorities to the extent of future utilization of net operating losses (NOLs) generated in each preceding year.

Utilization of the NOL may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986 and similar state provisions.  These ownership changes may limit the amount of NOL that can be utilized annually to offset future taxable income and tax.  In general, an ownership change, as defined in Section 382, results from transactions which increase the ownership of certain 5% or greater shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  Since the Company’s formation, the Company has raised capital through the issuance of capital stock and convertible debenture on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined in Section 382, or could result in a change of control in the future upon subsequent disposition.  The Company’s income tax return reflects the enitre NOL without any limitation per Section 382.

The Company has completed a preliminary evaluation of its income tax return position in conjunction with its adoption of FIN 48.  Based upon this analysis, the Company believes that it is more likely than not that a change of control under Section 382 has occurred.  As a result, effective November 1, 2007, the Company reduced the carrying amount of its Deferred Tax Asset and related valuation allowance from approximately $25 million to $8.3 million for the tax effect of reducing its NOL from approximately $54.5 million to $20.7 million for financial reporting purposes.

The Company has not completed its formal evaluation of its Section 382 matters.  The effect of this change did not have any effect on the carrying value of the deferred tax asset which is fully offset by a valuation allowance.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – SUBSEQUENT EVENTS

Equity Transactions

In February 2008:

(i)	1,950,000 shares of restricted common stock were issued in exchange for cash proceeds of $78,000; and

(ii)	2,098,709 shares of common stock were issued upon conversion of 7% Debentures with a principal amount of $25,000 and interest of $7,530; and

(iii)	15,000,000 shares of common stock valued at $345,000 were issued to a consultant.

In March 2008:

(i)	1,953,122 shares of common stock were issued upon conversion of 2006 Debentures with a principal amount of $27,000 and interest of $2,445;

(ii)	500,000 shares of restricted common stock were issued in exchange for cash proceeds of $20,000; and

(iii)	150,000,000 shares of restricted common stock were issued to UTEK Corporation in connection with the acquisition of Multi-Carrier Communications, Inc.

Amendment to 2006 Debentures

Effective March 17, 2008, the Company entered into amendment agreements with two Investors holding 2006 Debentures with an aggregate principal amount of $200,000 (the “March 17 Amendments”). The March 17 Amendments amend the terms of the two subject 2006 Debentures to:  (1) extend the maturity date until September 17, 2008, (2) obligate the Company to pay all interest accrued on such debentures as of June 30, 2008 in cash; (3) extend the payment date for interest that will have accrued on such debentures as of June 30, 2008 until September 17, 2008; and (4) increase the outstanding amount of unconverted principal on such debentures by 20%, however, the 20% principal premium and interest accruing thereon must be paid in cash and may not be converted by such Investors into Company common stock. The March 17 Amendments also included waivers of any event of default that may have occurred under the terms of such 2006 Debentures prior to the date thereof.

Effective March 19, 2008, the Company entered into amendment agreements with the other two Investors holding unconverted 2006 Debentures with an aggregate principal amount of $425,000 (the “March 19 Amendments”). In exchange for aggregate cash consideration of  $23,181, the March 19 Amendments amend the terms of the two subject 2006 Debentures to extend the maturity date on such debentures until April 10, 2008. The March 19 Amendments also included waivers of any event of default relating to failure to pay amounts due that may have occurred under the terms of such 2006 Debentures prior to the date thereof.

Amendment to Promissory Note

On March 20, 2008, the Company entered into a written letter agreement extending to July 31, 2008 the maturity date of a promissory note originally due August 22, 2007, and subsequently extended to October 31, 2007 (see Note 5).  Prior to this time the Company had a verbal agreement with the Lender to extend the maturity date.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – SUBSEQUENT EVENTS (CONTINUED)

Acquisition of Multi-Carrier Communciations, Inc.

On March 24, 2008, the Company completed its acquisition of all of the issued and outstanding capital stock of Multi-Carrier Communications, Inc., (“MCCI”), a subsidiary of UTEK Corporation (“UTEK”) in exchange for 150,000,000 shares of unregistered common stock of the Company, which are subject to certain anti-dilution adjustments.  As a result of the transaction, MCCI became a wholly-owned subsidiary of the Company. Upon closing of the acquisition transaction, the assets of MCCI included $300,000 in cash and a worldwide exclusive license to certain technology owned by The University of Queensland & The University of Sydney and UNIQUEST Pty Limited (“Uniquest”). The technology relates to multiple advanced algorithms for the transmission of digital data across metallic media, such as copper wires. Under the License Agreement (the “Uniquest License Agreement”) relating to such technology, MCCI is obligated to pay Uniquest an up-front fee and a patent reimbursement fee to cover patents costs relating to the technology. MCCI made those payments to Uniquest before the Company acquired MCCI. The Uniquest License Agreement also provides that MCCI shall pay royalties based on achievement of certain sales levels for products utilizing the technology. Royalty obligations of MCCI are subject to certain minimum amounts. Unless earlier terminated by a party pursuant to the terms of the Uniquest License Agreement, the license expires upon the day before the date of expiration of all of the patent rights underlying the technology or 20 years from the date of the Uniquest License Agreement for unpatented technology. The Uniquest License Agreement also permits MCCI to sublicense the technology with the consent of Uniquest and obligates MCCI to make royalty payments to Uniquest based on a percentage of payments received by MCCI from sublicensees. MCCI and Uniquest have also entered into a Research Agreement pursuant to which MCCI shall fund and obtain certain rights relating to the licensed technology developed through a research program to be implemented by Uniquest.  MCCI funded this research before the Company acquired MCCI.

Employment Agreement with Ray Willenberg, Jr.

On March 20, 2008, the Company entered into an employment agreement with Mr. Willenberg pursuant to which he continues to serve as the Company’s Executive Vice President.  The agreement terminates on March 20, 2009, and provides for Mr. Willenberg to receive a base salary of $20,833.33  per month, subject to the earlier of (i) Mr. Willenberg’s death or Disability (as defined in the agreement); (ii) the termination of the agreement by either party without cause on written notice; or (iii) termination of the agreement by the Company for Cause (as defined in the agreement).  The agreement also provides that the Company will pay Mr. Willenberg a bonus equal to 2% of the total amount paid to the Company by Top Secret Productions in respect of the film “Step Into Liquid.”

During Mr. Willenberg’s employment, the agreement provides for his nomination to our Board of Directors and, if elected, his appointment as Chairman of the Board of Directors.  Mr. Willenberg would resign from the Board upon his termination of employment.

Under his employment agreement, the Company also granted Mr. Willenberg a right of first refusal to purchase the Company’s equity interest in Top Secret Productions, LLC in the case of a bona fide third-party offer to purchase that interest or the Company’s determination to offer that interest for sale at a specified price.

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

OVERVIEW

Rim Semiconductor Company (the “Company,” “we,” “our,” or “us”), a development stage company, has developed advanced transmission technology products to enable data to be transmitted across copper telephone wire at speeds and over distances that exceed those offered by leading DSL technology providers.  In September 2005, the Company changed its name from New Visual Corporation to Rim Semiconductor Company. Our common stock trades on the OTC Bulletin Board under the symbol RSMI. Our corporate headquarters are located at 305 NE 102nd Avenue, Portland, Oregon 97220 and our telephone number is (503) 257-6700.

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

In December 2007, we discontinued the operations of our entertainment segment.  As we have not generated revenues from our semiconductor segment, we re-entered the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Companies” (“SFAS No. 7”).  As a result of the discontinuation of the entertainment segment, the semiconductor segment is our only reporting segment.

On January 29, 2008, we completed the acquisition of all of the issued and outstanding capital stock of BDSI, a subsidiary of UTEK Corporation (“UTEK”) in exchange for 60,000,000 shares of unregistered common stock of the Company, valued at $1,740,000, which are subject to certain anti-dilution adjustments.  As a result of the transaction, BDSI became a wholly-owned subsidiary of the Company.  BDSI was incorporated on December 13, 2007 and its historical operations prior to acquisition were not significant.  We have accounted for this acquisition under the purchase method of accounting.  Upon closing of the acquisition transaction, BDSI had $400,000 of cash and a worldwide exclusive license to patented technology developed by researchers at the University of Illinois.  The remaining purchase price of $1,340,000 was allocated to the license.  As we recorded an impairment of our existing technology licenses and capitalized software development costs during the year ended October 31, 2007 and are currently in the development stage, management determined it was unable to currently demonstrate alternative future uses for the license and support the carrying amount of the license based upon estimated future cash flows.  Accordingly, the $1,340,000 was charged to operations, under the caption “Acquired in-process research and development” during the three months ended January 31, 2008.

The patent relates to an algorithm designed to enhance power allocation in telecommunications systems that use multicarrier modulation protocol. IPSL, ADSL, VDSL and DSL systems are all examples of multicarrier modulation protocols. The algorithm serves to improve the achievable data rate or the signal-to-noise ratio, reducing errors in the transmission. Under the exclusive license agreement relating to such technology, BDSI is obligated to pay the University of Illinois royalties based on achievement of certain sales levels for products utilizing the technology. Unless earlier terminated by a party pursuant to the terms of the license agreement, the license expires upon the expiration or termination of all of the University of Illinois patent rights underlying the technology. The license agreement also permits BDSI to sublicense the technology and obligates BDSI to make royalty payments to the University of Illinois based on a percentage of payments received by BDSI from sublicensees.

On March 24, 2008, we completed the acquisition of all of the issued and outstanding capital stock of Multi-Carrier Communications, Inc., (“MCCI”), a subsidiary of UTEK Corporation (“UTEK”) in exchange for 150,000,000 shares of unregistered common stock of the Company, which are subject to certain anti-dilution adjustments.  As a result of the transaction, MCCI became a wholly-owned subsidiary of the Company. Upon closing of the acquisition transaction, the assets of MCCI included $300,000 in cash and a worldwide exclusive license to certain technology owned by The University of Queensland & The University of Sydney and UNIQUEST Pty Limited (“Uniquest”). The technology relates to multiple advanced algorithms for the transmission of digital data across metallic media, such as copper wires. Under the License Agreement (the “Uniquest License Agreement”) relating to such technology, MCCI is obligated to pay Uniquest an up-front fee and a patent reimbursement fee to cover patents costs relating to the technology. MCCI made those payments to Uniquest before we acquired MCCI. The Uniquest License Agreement also provides that MCCI shall pay royalties based on achievement of certain sales levels for products utilizing the technology. Royalty obligations of MCCI are subject to certain minimum amounts. Unless earlier terminated by a party pursuant to the terms of the Uniquest License Agreement, the license expires upon the day before the date of expiration of all of the patent rights underlying the technology or 20 years from the date of the Uniquest License Agreement for unpatented technology. The Uniquest License Agreement also permits MCCI to sublicense the technology with the consent of Uniquest and obligates MCCI to make royalty payments to Uniquest based on a percentage of payments received by MCCI from sublicensees. MCCI and Uniquest have also entered into a Research Agreement pursuant to which MCCI shall fund and obtain certain rights relating to the licensed technology developed through a research program to be implemented by Uniquest. MCCI funded this research before we acquired MCCI.

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

We account for embedded conversion options that no longer meets the conditions of EITF Issue No. 00-19 to be classified as a liability under EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF Issue No. 06-7”). Under EITF Issue No. 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS 133 no longer meets the bifurcation criteria, we reclassify the amount of the embedded conversion option to stockholders’ deficiency.

Registration Payment Arrangements

We account for registration payment arrangements in accordance with FASB Staff Position (FSP) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which specifies that contingent obligations to make future payments or otherwise transfer consideration under a registration payment arrangement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”.  SFAS No. 5 requires loss contingencies to be accrued and expensed if they are probable and reasonably estimable.  As of January 31, 2008, we have accrued $181,003 within accounts payable and accrued expenses for liquidated damages in connection with registration payment arrangements.

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. We have continued to attribute the value of stock-based compensation to expense on the straight-line single option method.  Stock-based compensation expense recognized under SFAS 123(R) related to employee stock options granted during the three months ended January 31, 2008 and 2007 was $99,614 and $110,765, respectively.

As stock-based compensation expense recognized in the consolidated statement of operations for the three months ended January 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Research and Development

Research and development expenses relate to the design and development of advanced transmission technology products. Prior to establishing technological feasibility, software development costs are expensed to research and development costs and to cost of sales subsequent to confirmation of technological feasibility. Internal development costs are capitalized to software development costs once technological feasibility is established. Technological feasibility is evaluated on a product-by-product basis. Research and development expenses generally consist of salaries, related expenses for engineering personnel and third-party development costs incurred. Amounts allocated to acquired in-process research and development costs, from business combinations, are charged to operations at the consummation of the acquisition.

We outsourced all of the development activities with respect to our products to independent third party developers until April 2006, when we hired our first engineer. During the fourth fiscal quarter of 2006, we hired a Vice President to oversee the development and marketing of our semiconductors.  Together, our outsourced and employed engineer head count on January 31, 2008 totaled ten full-time equivalent personnel.  From time to time we outsource some of the development activities with respect to our products to independent third party developers.  During the three months ended January 31, 2008 and 2007, we expended $419,412 and $647,674, respectively, for research and development of our semiconductor technology.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2008 AND THE THREE MONTHS ENDED JANUARY 31, 2007

REVENUES.   No revenues were recorded in connection with our semiconductor business during the three months ended January 31, 2008 and 2007.

OPERATING EXPENSES.  Operating expenses primarily include acquired in-process research and development, the amortization of technology license and capitalized software development fees, research and development expenses in connection with the semiconductor business, and selling, general and administrative expenses.

Total operating expenses increased 42% or $981,044 to $3,328,496 for the three months ended January 31, 2008 from $2,347,452 for the three months ended January 31, 2007.  This increase in total operating expenses for the three months ended January 31, 2008 was due primarily to the acquired in-process research and development in connection with the acquisition of BDSI and an increase in selling, general and administrative expenses, offset by decreases in the amortization of technology licenses and capitalized software development fees and research and development expenses.

There was no amortization of technology licenses and capitalized software development fees for the three months ended January 31, 2008 as compared to $260,303 for the three months ended January 31, 2007.  The decrease was due to the Company recognizing a loss on the impairment of technology licenses and capitalized software development costs during the year ended October 31, 2007 that reduced the carrying value to $0.

Research and development expenses decreased by 35% or $228,262 to $419,412 for the three months ended January 31, 2008 from $647,674 for the three months ended January 31, 2007.  This decrease is primarily due to the decrease in stock based compensation offset primarily by increases in salaries and wages.  Stock based compensation recognized for research and development for the three months ended January 31, 2007 was $420,410, the majority of which was accounted for by a share-based payment valued at $395,000 to eSilicon, the initial payment required to commence pre-production work for Release 2.0 of the Cupria product line.  For the three months ended January 31, 2008, stock based compensation recognized for research and development was only $10,350.  Salaries and wages related to research and development increased during the three months January 31, 2008 due primarily to the costs being expensed during the period, whereas during the three months ended January 31, 2007 these costs were being capitalized as capitalized software based on the technology’s stage of development.

Total selling, general and administrative expenses increased 9% or $129,609 to $1,569,084 for the three months ended January 31, 2008 from $1,439,475 for the three months ended January 31, 2007. This increase is primarily due to the increase in stock based compensation recognized for selling, general and administrative expenses from $469,409 to $712,220, offset primarily by decreases in travel, lodging, meals and entertainment, consulting and legal fees.

OTHER (INCOME) EXPENSES.  Other expenses-net included interest income, interest expense, the change in fair value of derivative liabilities, and amortization of deferred financing costs.  In total, other expenses - net decreased by 82% or $4,460,945 to $974,346 for the three months ended January 31, 2008 from $5,435,291 for the three months ended January 31, 2007. Changes in individual line items changed for the reasons below.

Interest expense decreased 60% or $1,671,363 to $1,115,138 for the three months ended January 31, 2008 from $2,786,501 for the three months ended January 31, 2007. The decrease is primarily due to the amortization and write-off of debt discount due to increased conversions of the 2006 Debentures during the three months ended January 31, 2007 as compared to the three months ended January 31, 2008, offset by increases in interest expense and amortization of debt discount related to the 2007 Debentures.

We recognized a gain of $276,629 on the change in fair value of derivative liabilities for the three months ended January 31, 2008, an increase of $1,815,276 from a loss of $1,538,647 for the three months ended January 31, 2007.  The gain was primarily due to a decrease in the market price of our common stock during the three months ended January 31, 2008 as compared to an increase during the three months ended January 31, 2007 and the warrants issued in connection with the 2007 Debentures that were not in existence during the three months ended January 31, 2007. The closing market price of our common stock was $0.031 and $0.114 per share as of January 31, 2008 and 2007, respectively. In general, increases in the market price of our common stock as compared to the exercise price of our warrants or options results in increases in the fair value of the warrant or option as estimated using the Black-Scholes model.

The amortization of deferred financing costs decreased 88% or $987,597 to $137,089 for the three months ended January 31, 2008 from $1,124,686 for the three months ended January 31, 2007. The decrease is primarily due to significant conversions of the 2006 Debentures during the three months January 31, 2007.  Upon conversion or repayment of debt prior to its maturity date, a pro-rata share of debt discount and deferred financing costs are written off and recorded as expense.

NET LOSS.   For the three months ended January 31, 2008 our net loss decreased 45% or $3,494,397 to $4,296,087 for the three months ended January 31, 2008 from $7,790,484 for the three months ended January 31, 2007, primarily as the result of decreases in interest expense, amortization of deferred financing costs, amortization of technology licenses and capitalized software development fees, research and development expenses, and a gain on the change in fair value of derivative liabilities, offset by the acquired in-process research and development and an increase in selling, general and administrative expenses. The impact of discontinued operations was not significant for the three months ended January 31, 2008 or 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents balances totaled approximately $306,000 as of March 24, 2008, $13,705 as of January 31, 2008, and $35,368 as of October 31, 2007.

Net cash used in operating activities was $2,017,900 for the three months ended January 31, 2008, compared to $1,147,947 for the three months ended January 31, 2007. The increase in cash used in operations was principally the result of the following items:

•	a decrease in the net loss from continuing operations , which was $4,302,842 for the three months ended January 31, 2008, as compared to $7,782,743 for the three months ended January 31, 2007; and

•
a net decrease for the three months ended January 31, 2008 in other current assets, other assets, and accounts payable and accrued liabilities of $667,393 representing increased cash outflows, compared to a net increase of $64,552 for the three months ended January 31, 2007;

impacted primarily by the following non-cash items:

•
decreased consulting fees and other compensatory elements of stock issuances, which were $722,570 for the three months ended January 31, 2008, compared to $889,819 for the three months ended January 31, 2007, principally due to the issuance of common stock during the three months ended January 31, 2007 with a value of $395,000 in exchange for services;

•
a gain on the change in fair value of derivative liabilities of $276,629 for the three months ended January 31, 2008, compared to a loss of $1,538,647 for the three months ended January 31, 2007, due to the reasons noted above;

•	the acquired in-process research and development of $1,340,000 in the three months ended January 31, 2008 which did not occur during the three months ended January 31, 2007;

•
interest expense related to the fair value of warrants issued in connection with the 2007 debentures in excess of debt discount of $369,721 for the three months ended January 31, 2008 which did not occur during the three months ended January 31, 2007;

•
decreased amortization of deferred financing costs, which were $137,089 for the three months ended January 31, 2008, compared to $1,124,686 for the three months ended January 31, 2007, principally due to significant conversions of the 2006 Debentures during the three months January 31, 2007 and the amortization of the related deferred financing costs;

•
decreased amortization of debt discount on notes, which was $650,826 for the three months ended January 31, 2008, compared to $2,752,373 for the three months ended January 31, 2007, principally due to significant conversions of the 2006 Debentures during the three months January 31, 2007 and the amortization of the related deferred financing costs; and

•
amortization of technology licenses and capitalized software development fees of $260,303 for the three months ended January 31, 2007, compared to $0 for the three months ended January 31, 2008, due to the Company recognizing a loss on the impairment of technology licenses and capitalized software development costs during the year ended October 31, 2007 that reduced the carrying value to $0.

Net cash provided by investing activities was $390,750 for the three months ended January 31, 2008 compared to $252,374 for the three months ended January 31, 2007. The net increase was due to cash acquired in connection with the acquisition of BDSI of $400,000 and reduced capital expenditures during the three months ended January 31, 2008, as compared to proceeds from the maturity of short-term investments and from the sale of certain trademark rights, offset by capitalization of research and development costs and software development fees, as well as the purchase of equipment and leasehold improvements related to the buildout of our headquarters office facility during the three months ended January 31, 2007.

Net cash provided by financing activities of $1,600,000 for the three months ended January 31, 2008 was the result of proceeds from convertible debentures of $3,175,000 and from the issuance of common stock of $20,000, offset by capitalized financing costs of $345,000 and the repayment of notes payable in the amount of $1,250,000. There was no cash provided by financing activities for the three months ended January 31, 2007.

Since inception, we have funded our operations primarily through the issuance of our common stock and debt securities. As a result of our issuances of debt securities, we have significant repayment obligations in 2008 and 2009 that will affect our liquidity position.

In December 2003, April 2004 and May 2004, we sold $1,350,000 in aggregate principal amount and received net proceeds of approximately $1,024,000 from the private placement to certain private and institutional investors of our three year 7% convertible debentures and warrants (the “7% Debentures”). As of March 17, 2008, there was $50,000 of principal amount of the 7% Debentures outstanding.  The 7% Debentures matured in May 2007, however, they have not yet been repaid.

In March 2006, we sold $6,000,000 in aggregate principal amount of our Senior Secured 7% convertible debentures and warrants, receiving net proceeds of approximately $4.5 million after the payment of offering related costs (the “2006 Debentures”). As of January 31, 2008, there was $652,000 of principal amount of the 2006 Debentures outstanding. The 2006 Debentures originally were due and payable on March 10, 2008, but the maturity date was extended pursuant to agreements with the four remaining debenture holders.

Effective March 17, 2008, we entered into amendment agreements with two Investors holding 2006 Debentures with an aggregate principal amount of $200,000 (the “March 17 Amendments”). The March 17 Amendments amend the terms of the two subject 2006 Debentures to:  (1) extend the maturity date until September 17, 2008, (2) obligate us to pay all interest accrued on such debentures as of June 30, 2008 in cash; (3) extend the payment date for interest that will have accrued on such debentures as of June 30, 2008 until September 17, 2008; and (4) increase the outstanding amount of unconverted principal on such debentures by 20%, however, the 20% principal premium and interest accruing thereon must be paid in cash and may not be converted by such Investors into Company common stock. The March 17 Amendments also included waivers of any event of default that may have occurred under the terms of such 2006 Debentures prior to the date thereof.

Effective March 19, 2008, we entered into amendment agreements with the other two investors holding unconverted 2006 Debentures with an aggregate principal amount of $425,000 (the “March 19 Amendments”). In exchange for aggregate cash consideration of  $23,181, the March 19 Amendments amend the terms of the two subject 2006 Debentures to extend the maturity date on such debentures until April 10, 2008. The March 19 Amendments also included waivers of any event of default relating to failure to pay amounts due that may have occurred under the terms of such 2006 Debentures prior to the date thereof.

In May 2005, we sold $3.5 million in aggregate principal amount of our Senior Secured 7% convertible debentures and warrants (the “2005 Debentures”) in a private placement to certain private and institutional investors. As of January 31, 2008, there was $4,280 of principal amount of the 2005 Debentures outstanding. The 2005 Debentures mature in May 2008.

In May 2007, we received $400,000 in proceeds from the issuance of a note payable which originally matured on August 22, 2007. The maturity date on this note payable was originally extended to October 31, 2007. As of January 31, 2008, the unpaid balance of the note was $250,000. The lender has agreed to waive any existing default on the promissory note and to extend the maturity date to July 31, 2008.  In addition, the Company has agreed to use its best efforts to make monthly principal payments of at least $50,000, plus any accrued interest on such prepayments.

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

As of March 24, 2008, we had cash on hand of approximately $306,000.  We need to raise additional funds on an immediate basis in order to comply with the terms of certain outstanding agreements, keep current essential suppliers and vendors, and maintain our operations as presently conducted. Management’s plans in this regard are to obtain other debt and equity financing until profitable operation and positive cash flow are achieved and maintained. We may not be successful in our efforts to raise additional funds, which may be limited by the terms of our outstanding debt securities. Even if we are able to raise additional funds through the issuance of debt or other means, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Even after we receive orders for our products, we do not yet know what payment terms will be required by our customers or if our products will be successful. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141 (R) replaces SFAS No. 141, “Business Combinations”, and is effective for us for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) requires the new acquiring entity to recognize all assets acquired and liabilities assumed in the transactions; establishes an acquisition-date fair value for acquired assets and liabilities; and fully discloses to investors the financial effect the acquisition will have.  SFAS 141(R) would have an impact on accounting for any business acquired after the effective date of this pronouncement.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect these controls during the three months ended January 31, 2008.

PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended January 31, 2008, we issued:

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

(iv)	Warrants to purchase an aggregate of 175,839,399 shares of common stock at an exercise price of $0.10 per share;
(v)	6,000,000 shares of common stock to three consultants for services valued at $126,000;
(vi)	60,000,000 shares of common stock valued at $1,740,000 to UTEK in connection with the acquisition of BSDSI;
(vii)	Options to purchase 500,000 shares of common stock to three employees at an exercise price of $0.027 per share;
(viii)	Options to purchase 250,000 shares of common stock to one employee at an exercise price of $0.021 per share;
(ix)	1,295,944 shares of common stock to five holders of our 2006 Debentures in payment of $23,133 in accrued interest; and
(x)	Options to purchase 2,000,000 shares of common stock to one director at an exercise price of $0.031 per share.

In February 2008, subsequent to the three months ended January 31, 2008, we issued:

(i)	1,950,000 shares of common stock to three individuals for cash totaling $78,000;
(ii)	2,098,709 shares of common stock to one investor upon conversion of our 7% Debentures with a principal amount of $25,000 and interest of $7,530; and
(iii)	15,000,000 shares of common stock to one consultant for services valued at $345,000.

In March 2008, subsequent to the three months ended January 31, 2008, we issued:

(i)	1,953,122 shares of common stock to one investor upon conversion of our 2006 Debentures with a principal amount of $27,000 and interest of $2,445;
(ii)	500,000 shares of common stock to one individual for cash totaling $20,000; and
(iii)	150,000,000 shares of common stock to UTEK Corporation in connection with the acquisition of Multi-Carrier Communications, Inc.

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

ITEM 5.  Other Events

Amendment to 2006 Debentures

Effective March 17, 2008, we entered into amendment agreements with two Investors holding 2006 Debentures with an aggregate principal amount of $200,000 (the “March 17 Amendments”). The March 17 Amendments amend the terms of the two subject 2006 Debentures to:  (1) extend the maturity date until September 17, 2008, (2) obligate the Company to pay all interest accrued on such debentures as of June 30, 2008 in cash; (3) extend the payment date for interest that will have accrued on such debentures as of June 30, 2008 until September 17, 2008; and (4) increase the outstanding amount of unconverted principal on such debentures by 20%, however, the 20% principal premium and interest accruing thereon must be paid in cash and may not be converted by such Investors into Company common stock. The March 17 Amendments also included waivers of any event of default that may have occurred under the terms of such 2006 Debentures prior to the date thereof.

Effective March 19, 2008, we entered into amendment agreements with the other two Investors holding unconverted 2006 Debentures with an aggregate principal amount of $425,000 (the “March 19 Amendments”). In exchange for aggregate cash consideration of  $23,181, the March 19 Amendments amend the terms of the two subject 2006 Debentures to extend the maturity date on such debentures until April 10, 2008. The March 19 Amendments also included waivers of any event of default relating to failure to pay amounts due that may have occurred under the terms of such 2006 Debentures prior to the date thereof.

Amendment to Promissory Note

On March 20, 2008, we entered into a written letter agreement extending to July 31, 2008 the maturity date of a promissory note originally due August 22, 2007, and subsequently extended to October 31, 2007 (see Note 5).  Prior to this time the Company had a verbal agreement with the Lender to extend the maturity date.

Acquisition of Multi-Carrier Communciations, Inc.

On March 21, 2008, we completed the acquisition of all of the issued and outstanding capital stock of Multi-Carrier Communications, Inc., (“MCCI”), a subsidiary of UTEK Corporation (“UTEK”) in exchange for 150,000,000 shares of unregistered common stock of the Company, which are subject to certain anti-dilution adjustments.  As a result of the ransaction, MCCI became a wholly-owned subsidiary. Upon closing of the acquisition transaction, the assets of MCCI included $300,000 in cash and a worldwide exclusive license to certain technology owned by The University of Queensland & The University of Sydney and UNIQUEST Pty Limited (“Uniquest”). The technology relates to multiple advanced algorithms for the transmission of digital data across metallic media, such as copper wires. Under the License Agreement (the “Uniquest License Agreement”) relating to such technology, MCCI is obligated to pay Uniquest an up-front fee and a patent reimbursement fee to cover patents costs relating to the technology. MCCI made those payments to Uniquest before we acquired MCCI. The Uniquest License Agreement also provides that MCCI shall pay royalties based on achievement of certain sales levels for products utilizing the technology.  Royalty obligations of MCCI are subject to certain minimum amounts. Unless earlier terminated by a party pursuant to the terms of the Uniquest License Agreement, the license expires upon the day before the date of expiration of all of the patent rights underlying the technology or 20 years from the date of the Uniquest License Agreement for unpatented technology. The Uniquest License Agreement also permits MCCI to sublicense the technology with the consent of Uniquest and obligates MCCI to make royalty payments to Uniquest based on a percentage of payments received by MCCI from sublicensees. MCCI and Uniquest have also entered into a Research Agreement pursuant to which MCCI shall fund and obtain certain rights relating to the licensed technology developed through a research program to be implemented by Uniquest.  MCCI funded this research before we acquired MCCI.

Employment Agreement with Ray Willenberg, Jr.

On March 20, 2008, we entered into an employment agreement with Mr. Willenberg pursuant to which he continues to serve as our Executive Vice President.  The agreement terminates on March 20, 2009, and provides for Mr. Willenberg to receive a base salary of $20,833 per month, subject to the earlier of (i) Mr. Willenberg’s death or Disability (as defined in the agreement); (ii) the termination of the agreement by either party without cause on written notice; or (iii) termination of the agreement by us for Cause (as defined in the agreement).  The agreement also provides that we will pay Mr. Willenberg a bonus equal to 2% of the total amount paid to the Company by Top Secret Productions in respect of the film “Step Into Liquid.”

During Mr. Willenberg’s employment, the agreement provides for his nomination to our Board of Directors and, if elected, his appointment as Chairman of the Board of Directors.  Mr. Willenberg would resign from the Board upon his termination of employment.

Under his employment agreement, we also granted Mr. Willenberg a right of first refusal to purchase our equity interest in Top Secret Productions, LLC in the case of a bona fide third-party offer to purchase that interest or our determination to offer that interest for sale at a specified price.

ITEM 6.  Exhibits

4.1
Form of Secured Convertible Note issued on December 5, 2007 (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed with the Commission on December 11, 2007 (the “December 11, 2007 8-K”)).

4.2	Form of Class A Common Stock Purchase Warrant issued as of December 5, 2007 (incorporated by reference to Exhibit 4.2 of the Company’s December 11, 2007 8-K).

10.1	Subscription Agreement dated as of December 5, 2007, by and among the Company and the Subscribers defined therein (incorporated by reference to Exhibit 10.1 of the Company’s December 11, 2007 8-K).

10.2
Security Agreement, dated as of December 5, 2007, by and between the Company, NV Entertainment, Inc. and Barbara R. Mittman as collateral agent (incorporated by reference to Exhibit 10.2 of the Company’s December 11, 2007 8-K).

10.3	Funds Escrow Agreement, dated as of December 5, 2007, among the Company, the Subscribers and Grushko & Mittman, P.C. (incorporated by reference to Exhibit 10.3 of the Company’s December 11, 2007 8-K).

10.4	Form of Lockup Agreement, dated as of December 5, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s December 2007 8-K).

10.5
Agreement and Plan of Acquisition dated January 29, 2008, by and between Broadband Distance Systems, Inc. and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the Commission on January 31, 2008).

10.6	Agreement and Plan of Acquisition dated March 24, 2008, by and between Multi-Carrier Communications, Inc., UTEK Corporation and the Company.*

10.7	Amendment to 7% Senior Secured Convertible Debenture Series 06-01C Due March 10, 2008 by Puritan LLC., dated March 17, 2008.*

10.8	Amendment to 7% Senior Secured Convertible Debenture Series 06-01C Due March 10, 2008 by Double U Master Fund LP., dated March 17, 2008.*

10.9	Amendment to 7% Senior Secured Convertible Debenture Series 06-01C Due March 10, 2008 by Professional Offshore Opportunity Fund, Ltd., dated March 18, 2008.*

10.10	Amendment to 7% Senior Secured Convertible Debenture Series 06-01C Due March 10, 2008 by Generation Capital Associates, dated March 18, 2008.*

10.11	Employment Agreement dated May 20, 2008 between Ray Willenberg, Jr. and the Company.*(1)

10.12	Letter Agreement, executed March 20, 2008 between the Charles R. Cono Trust and the Company *

31.1	Rule 13a-14/15d-14(a) Certification*

32.1	Section 1350 Certification*

____________________

* Filed herewith.

(1)	Signifies a management agreement or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be siged on its behalf by the undersigned, thereunto duly authorized.

RIM SEMICONDUCTOR COMPANY

DATE: March 24, 2008	BY:	/s/ Brad Ketch
Brad Ketch
President and Chief Executive Officer (Principal Executive Officer, Financial and Accounting Officer and Authorized Signatory)