Form 10QSB
period 2008-04-30
Rim Semiconductor CO
filed 2008-06-26
CIK 1026595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

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

The number of shares of the issuer’s Common Stock, par value $.001 per share, outstanding as of June 20, 2008, was 891,745,161.

Transitional Small Business Disclosure Format (Check one)	Yes ☐ No ☒

FORM 10-QSB

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY COMMENCING NOVEMBER 1, 2007)

APRIL 30, 2008

TABLE OF CONTENTS

PAGE
PART I - FINANCIAL INFORMATION	1

ITEM 1. FINANCIAL STATEMENTS	1

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited) At April 30, 2008	1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) For the Six and Three Months Ended April 30, 2008 and 2007 and for the Period From November 1, 2007 (Date of Commencement as a Development Stage Company) to April 30, 2008	2

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Unaudited) For the Six Months Ended April 30, 2008	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) For the Six Months Ended April 30, 2008 and 2007 and for the Period From November 1, 2007 (Date of Commencement as a Development Stage Company) to April 30, 2008	10

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	13

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	35

ITEM 3. CONTROLS AND PROCEDURES	45

PART II - OTHER INFORMATION	46

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	46

ITEM 5. OTHER INFORMATION	47

ITEM 6. EXHIBITS	49

SIGNATURES	50

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

CONDENSED CONSOLIDATED BALANCE SHEET
 (Unaudited)
April 30, 2008
ASSETS

Current Assets:
Cash	$1,621
Other current assets	43,104
Assets of discontinued operations	120
TOTAL CURRENT ASSETS	44,845

Property and equipment - net	172,512
Note receivable	50,000
Deferred financing costs - net	674,054
Other assets	20,738
TOTAL ASSETS	$962,149

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Convertible notes payable	$478,000
Notes payable	200,000
Convertible debentures (net of debt discount of $2,823,307)	1,358,751
Derivative liabilities – warrants, options and embedded conversion options	3,311,446
Accounts payable and accrued expenses	1,615,728
Advance from officer	49,000
Liabilities of discontinued operations	838
TOTAL CURRENT LIABILITIES	7,013,763

TOTAL LIABILITIES	7,013,763

Commitments, Contingencies and Other matters

Stockholders’ Deficiency:
Preferred stock - $0.01 par value; Authorized - 15,000,000 shares; Issued - 0 shares; Outstanding - 0 shares	-
Common stock - $0.001 par value; Authorized - 900,000,000 shares; Issued – 731,406,911 shares; Outstanding – 730,907,057 shares	731,407
Treasury stock, at cost - 499,854 shares	(7,498)
Additional paid-in capital	89,765,774
Unearned compensation	(382,827)
Accumulated deficit at October 31, 2007	(90,689,341)
Deficit accumulated during the development stage	(5,469,129)
TOTAL STOCKHOLDERS’ DEFICIENCY	(6,051,614)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$962,149

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended April 30,		Period from November 1, 2007 (Date of Commence-ment as a Development Stage Company) to
	2008	2007	April 30, 2008

OPERATING EXPENSES:
Acquired in-process research and development	$3,015,000	$-	$3,015,000
Amortization of technology licenses and capitalized software development costs	-	530,666	-
Research and development expenses (including stock based compensation of $23,932 and $443,432, respectively)	550,257	809,620	550,257
Selling, general and administrative expenses (including stock based compensation of $1,173,025 and $1,058,791, respectively)	3,059,996	2,847,234	3,059,996

TOTAL OPERATING EXPENSES	6,625,253	4,187,520	6,625,253

OPERATING LOSS	(6,625,253)	(4,187,520)	(6,625,253)

OTHER EXPENSES (INCOME):
Interest income	(1,345)	-	(1,345)
Interest expense	1,719,335	2,940,517	1,719,335
Change in fair value of derivative liabilities	(3,123,293)	(361,747)	(3,123,293)
Amortization of deferred financing costs	253,947	1,165,847	253,947
Other	-	(27,895)	-
TOTAL OTHER EXPENSES (INCOME)	(1,151,356)	3,716,722	(1,151,356)

LOSS FROM CONTINUING OPERATIONS	(5,473,897)	(7,904,242)	(5,473,897)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	4,768	(8,061)	4,768

NET LOSS	$(5,469,129)	$(7,912,303)	$(5,469,129)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	545,462,176	410,318,226

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended April 30,
	2008	2007

OPERATING EXPENSES:
Acquired in-process research and development	$1,675,000	$-
Amortization of technology licenses and capitalized software development costs	-	270,363
Research and development expenses (including stock based compensation of $13,582 and $23,022, respectively)	130,845	161,946
Selling, general and administrative expenses (including stock based compensation of $460,805 and $589,382, respectively)	1,490,912	1,407,759

TOTAL OPERATING EXPENSES	3,296,757	1,840,068

OPERATING LOSS	(3,296,757)	(1,840,068)

OTHER EXPENSES (INCOME):
Interest income	(93)	-
Interest expense	604,197	154,016
Change in fair value of derivative liabilities	(2,846,664)	(1,900,394)
Amortization of deferred financing costs	116,858	41,161
Other	-	(13,352)
TOTAL OTHER EXPENSES (INCOME)	(2,125,702)	(1,718,569)

LOSS FROM CONTINUING OPERATIONS	(1,171,055)	(121,499)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(1,987)	(320)

NET LOSS	$(1,173,042)	$(121,819)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	618,379,072	425,197,451

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For The Six Months Ended April 30, 2008
(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Deficiency

Balance at November 1, 2007	468,986,043	$468,986	(499,854)	$(7,498)	$85,276,802	$(907,656)	$(90,689,341)	$(5,858,707)
Issuance of common stock under service and consulting agreement on December 19, 2007 ($0.021 per share)	5,000,000	5,000	-	-	100,000	(105,000)	-	-
Issuance of common stock under service and consulting agreements on December 20, 2007 ($0.021 per share)	1,000,000	1,000	-	-	20,000	(21,000)	-	-
Issuance of common stock under service and consulting agreements on February 29, 2008 ($0.023 per share)	15,000,000	15,000	-	-	330,000	(345,000)	-	-
Issuance of common stock for conversion of accrued interest on December 31, 2007 ($0.0179 per share)	1,295,944	1,296	-	-	21,837	-	-	23,133
Issuance of common stock for cash on November 6, 2007 ($0.05 per share)	400,000	400	-	-	19,600	-	-	20,000
Issuance of common stock for cash on February 1, 2008 ($0.04 per share)	950,000	950	-	-	37,050	-	-	38,000

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For The Six Months Ended April 30, 2008
(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Deficiency

Issuance of common stock for cash on February 15, 2008 ($0.04 per share)	500,000	500	-	-	19,500	-	-	20,000
Issuance of common stock for cash on February 21, 2008 ($0.04 per share)	500,000	500	-	-	19,500	-	-	20,000
Issuance of common stock for cash on March 19, 2008 ($0.04 per share)	500,000	500	-	-	19,500	-	-	20,000
Issuance of common stock for cash on April 4, 2008 ($0.01 per share)	2,500,000	2,500	-	-	22,500	-	-	25,000
Issuance of common stock for cash on April 9, 2008 ($0.01 per share)	1,000,000	1,000	-	-	9,000	-	-	10,000
Issuance of common stock for cash on April 11, 2008 ($0.01 per share)	3,500,000	3,500	-	-	31,500	-	-	35,000
Issuance of common stock for cash on April 15, 2008 ($0.01 per share)	2,500,000	2,500	-	-	22,500	-	-	25,000
Issuance of common stock for cash on April 28, 2008 ($0.01 per share)	6,000,000	6,000	-	-	54,000	-	-	60,000

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For The Six Months Ended April 30, 2008
(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Deficiency

Issuance of common stock for conversion of convertible debentures and accrued interest on February 29, 2008 ($0.0155 per share)	2,098,709	2,099	-	-	30,431	-	-	32,530
Issuance of common stock for conversion of convertible debentures and accrued interest on March 14, 2008 ($0.01617 per share)	673,698	674	-	-	10,220	-	-	10,894
Issuance of common stock for conversion of convertible debentures and accrued interest on March 18, 2008 ($0.01449 per share)	1,279,424	1,279	-	-	17,260	-	-	18,539
Issuance of common stock for conversion of convertible debentures and accrued interest on April 4, 2008 ($0.01022 per share)	996,113	996	-	-	9,184	-	-	10,180
Issuance of common stock for conversion of accrued interest on April 4, 2008 ($0.008925 per share)	465,574	466	-	-	3,689	-	-	4,155
Issuance of common stock for conversion of accrued interest on April 8, 2008 ($0.008925 per share)	138,138	138	-	-	1,095	-	-	1,233

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For The Six Months Ended April 30, 2008
(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Deficiency

Issuance of common stock for conversion of convertible debentures and accrued interest on April 8, 2008 ($0.00945 per share)	1,062,551	1,062	-	-	8,978	-	-	10,040
Issuance of common stock for conversion of convertible debentures and accrued interest on April 9, 2008 ($0.00945 per share)	15,944	16	-	-	135	-	-	151
Issuance of common stock for conversion of convertible debentures and accrued interest on April 11, 2008 ($0.00917 per share)	1,111,845	1,112	-	-	9,084	-	-	10,196
Issuance of common stock for conversion of convertible debentures and accrued interest on April 14, 2008 ($0.0091 per share)	2,242,059	2,242	-	-	18,161	-	-	20,403
Issuance of common stock for conversion of convertible debentures and accrued interest on April 15, 2008 ($0.00903 per share)	1,129,932	1,130	-	-	9,073	-	-	10,203
Issuance of common stock for conversion of convertible debentures and accrued interest on April 21, 2008 ($0.0091 per share)	560,937	561	-	-	4,544	-	-	5,105

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For The Six Months Ended April 30, 2008
(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Deficiency

Issuance of common stock upon acquisition of BDSI on January 29, 2008 ($0.029 per share)	60,000,000	60,000	-	-	1,680,000	-	-	1,740,000
Issuance of common stock upon acquisition of MCCI on March 24, 2008 ($0.013167 per share)	150,000,000	150,000	-	-	1,825,000	-	-	1,975,000
Stock based compensation expense recognized for the granting and vesting of options to employees and advisory board members	-	-	-	-	201,128	-	-	201,128
Reclassification of warrants issued in connection with restricted common stock to derivative liability	-	-	-	-	(142,563)	-	-	(142,563)
Reclassification of conversion option liability	-	-	-	-	39,429	-	-	39,429
Stock-based compensation expense related to reset of conversion terms	-	-	-	-	37,637	-	-	37,637

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For The Six Months Ended April 30, 2008
(Unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Deficiency

Amortization of unearned compensation expense	-	-	-	-	-	995,829	-	995,829
Net Loss	-	-	-	-	-	-	(5,469,129)	(5,469,129)
Balance at April 30, 2008	731,406,911	$731,407	(499,854)	$(7,498)	$89,765,774	$(382,827)	$(96,158,470)	$(6,051,614)

Accumulated deficit as of October 31, 2007	$(90,689,341)
Deficit accumulated during the development stage	(5,469,129)
Total accumulated deficit as of April 30, 2008	$(96,158,470)

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended April 30,		Period from November 1, 2007 (Date of Commencement as a Development Stage Company) to
	2008	2007	April 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(5,473,897)	$(7,904,242)	$(5,473,897)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Consulting fees and other compensatory elements of stock issuances	1,196,957	1,502,223	1,196,957
Change in fair value of derivative liabilities	(3,123,293)	(361,747)	(3,123,293)
Acquired in-process research and development	3,015,000	-	3,015,000
Fair value of warrants in excess of debt discount	369,721	-	369,721
Interest expense related to reset of conversion rate on convertible debentures	37,637	-	37,637
Increase in principal of convertible debentures in exchange for extension of maturity date	40,000	-	40,000
Amortization of deferred financing costs	253,947	1,165,847	253,947
Amortization of debt discount on notes	1,115,471	2,893,510	1,115,471
Amortization of technology license and capitalized software development fees	-	530,666	-
Depreciation	17,370	9,438	17,370
Other non-cash expense	-	614	-
Change in assets:
Other current assets	50,256	(52,779)	50,256
Other assets	(2,256)	-	(2,256)
Change in liabilities:
Accounts payable and accrued expenses	(78,896)	294,890	(78,896)
NET CASH USED IN OPERATING ACTIVITIES	(2,581,983)	(1,921,580)	(2,581,983)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of trademark rights	-	200,000	-
Proceeds from maturity of short-term investments	-	1,000,000	-
Cash acquired in connection with common stock issued upon acquisition of BDSI	400,000	-	400,000
Cash acquired in connection with common stock issued upon acquisition of MCCI	300,000	-	300,000
Acquisition and costs of capitalized software and development fees	-	(526,787)	-
Acquisition of property and equipment	(9,250)	(112,419)	(9,250)
NET CASH PROVIDED BY INVESTING ACTIVITIES	690,750	560,794	690,750

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended April 30,		Period from November 1, 2007 (Date of Commencement as a Development Stage Company) to
	2008	2007	April 30, 2008

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	273,000	300,000	273,000
Proceeds from convertible debentures	3,175,000	-	3,175,000
Proceeds from notes payable	-	300,000	-
Advance from officer	49,000	-	49,000
Capitalized financing costs	(345,000)	(34,000)	(345,000)
Repayments of notes payable	(1,300,000)	-	(1,300,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,852,000	566,000	1,852,000

DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(39,233)	(794,786)	(39,233)

CASH FLOWS FROM DISCONTINUED OPERATIONS – OPERATING CASH FLOWS	5,486	(8,061)	5,486

DECREASE IN CASH	(33,747)	(802,847)	(33,747)

CASH – BEGINNING OF PERIOD	35,368	1,090,119	35,368

CASH – END OF PERIOD	$1,621	$287,272	$1,621

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended April 30,		Period from November 1, 2007 (Date of Commencement as Development Stage Company) to
	2008	2007	April 30, 2008

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$31,833	$50,000	$31,833

Non-Cash Investing and Financing Activities:

Value recorded as debt discount relating to warrants issued to purchasers of convertible debentures	$2,116,667	$-	$2,116,667
Value assigned to conversion option liability in connection with issuance of convertible debentures	$1,058,333	$-	$1,058,333
Value assigned to warrants issued in connection with notes payable	$-	$226,567	$-
Value assigned on issuance date to warrants issued to finder	$497,277	$-	$497,277
Common stock issued for conversion of convertible debentures, notes payable and accrued interest	$156,762	$4,069,232	$156,762
Issuance of common stock upon exercise of stock options for the settlement of vendor payables	$-	$19,140	$-
Common stock issued for accrued liquidated damages	$-	$68,547	$-
Reclassification of derivative liability to equity upon exercise of options	$-	$71,521	$-

Reclassification of conversion option liability to equity	$39,429	$1,685,266	$39,429

Issuance of common stock upon acquisition of BDSI:
Cash acquired	$400,000	$-	$400,000
Acquired license to patented technology (research and development)	1,340,000	-	1,340,000
Fair value of common stock issued upon acquisition of BDSI	$1,740,000	$-	$1,740,000

Issuance of common stock upon acquisition of MCCI:
Cash acquired	$300,000	$-	$300,000
Acquired license to patented technology (research and development)	1,675,000	-	1,675,000
Fair value of common stock issued upon acquisition of MCCI	$1,975,000	$-	$1,975,000

See notes to condensed consolidated financial statements.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND BUSINESS OPERATIONS

The consolidated financial statements include the accounts of Rim Semiconductor Company and its wholly-owned operating subsidiaries, NV Entertainment, Inc. (“NV Entertainment”), Broadband Distance Systems, Inc. (“BDSI”), and Multi-Carrier Communications, Inc. (“MCCI”) (see Note 3) (collectively, the “Company”). Top Secret Productions, LLC is a 50% owned subsidiary of NV Entertainment. All significant intercompany balances and transactions have been eliminated. The Company consolidates its 50% owned subsidiary Top Secret Productions, LLC due to the Company’s control of management and financial matters of such entity, including all of the risk of loss.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes related thereto included in the Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 2007, filed with the Securities and Exchange Commission on February 13, 2008.

These results for the six months ended April 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The income (loss) from discontinued operations was $(1,987) and $(320) for the three months ended April 30, 2008 and 2007, respectively, and $4,768 and $(8,061) for the six months ended April 30, 2008 and 2007, respectively.  There were no film distribution royalties from the Entertainment Segment for the three months ended April 30, 2008 and 2007, respectively, and $8,379 and $0 for the six months ended April 30, 2008 and 2007, respectively, and were recorded within the income (loss) from discontinued operations.  The income (loss) on discontinued operations did not impact basic and diluted net loss per common share for the three and six months ended April 30, 2008 and 2007.

Assets of the Entertainment Segment consist entirely of cash as of April 30, 2008 and have been recorded as a current asset under the caption “Assets of discontinued operations” in the accompanying balance sheets.  Liabilities of the Entertainment Segment consist entirely of accounts payable and accrued expenses as of April 30, 2008 and have been recorded as a current liability under the caption “Liabilities of discontinued operations” in the accompanying balance sheet.

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

The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. The Company has suffered significant recurring operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its business plan.  For the three months ended April 30, 2008 and 2007 the Company incurred net losses of approximately $1.2 million and $122,000, respectively, and approximately $5.5 million and $7.9 million for the six months ended April 30, 2008 and 2007, respectively.  As of April 30, 2008, the Company had a working capital deficiency of approximately $7.0 million and a stockholders’ deficiency of approximately $6.1 million.  In addition, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities through at least April 30, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue to operate as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability.

Interest payments of approximately $193,000 are due June 30, 2008 on the Company’s 10% Secured Convertible Notes (the “2007 Debentures”).  The Company does not presently have sufficient funds to make these interest payments.  If it cannot raise sufficient funds to make the interest payments by July 8, 2008, or reach an agreement with its lenders to extend the interest payment date, the Company would be in default on the 2007 Debentures, which are secured by substantially all of the Company’s assets, including its intellectual property.  The Company also has unsecured debt that is either past due or will be due between June 2008 and September 2008.  It requires additional financing or accommodations from its lenders to satisfy these obligations or avoid or waive a default.

In December 2007, the Company received net proceeds of approximately $1.7 million from the sale of its 2007 Debentures (see Note 5).  On January 29, 2008, the Company acquired all of the issued and outstanding stock of BDSI.  Upon closing of the acquisition transaction, BDSI had $400,000 in cash and a worldwide exclusive license to patented technology developed by researchers at the University of Illinois.  On March 24, 2008, the Company acquired all of the issued and outstanding stock of MCCI (see Note 3).  Upon closing of the acquisition transaction, MCCI had $300,000 in cash and a worldwide exclusive license to certain technology owned by The University of Queensland & The University of Sydney and UNIQUEST Pty Limited (“Uniquest”).

During the six months ended April 30, 2008, the Company received cash proceeds of $273,000 from the sale of 18,350,000 shares of restricted common stock and warrants to purchase 17,503,759 shares of common stock.

Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations.  The Company will require additional funds for its operations and to pay down its liabilities, exploit the patent licenses held by BDSI or MCCI, and finance its expansion plans consistent with its business plan.  However, there can be no assurance that the Company will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and these adjustments may be material.

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

The fair value of derivative financial instruments was estimated during the three and six months ended April 30, 2008 and 2007 using the Black-Scholes model and the following range of assumptions:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Expected dividends	None	None	None	None
Expected volatility	96.0 – 146.3%	47.9 - 134.1%	96.0 – 146.3%	47.9 - 136.9%
Risk-free interest rate	1.4 – 3.3%	4.6 - 5.0%	1.4 – 3.7%	4.6 - 5.2%
Contractual term (years)	0.2 - 8.3	0.4 - 9.3	0.2 - 8.5	0.4 - 9.5

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

Registration Payment Arrangements

The Company accounts for registration payment arrangements in accordance with FASB Staff Position (“FSP”) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which specifies that contingent obligations to make future payments or otherwise transfer consideration under a registration payment arrangement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”.  SFAS No. 5 requires loss contingencies to be accrued and expensed if they are probable and reasonably estimable.  As of April 30, 2008, the Company has accrued $181,003 within accounts payable and accrued expenses for liquidated damages in connection with registration payment arrangements.

Loss Per Common Share

Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution.  Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period.  The income (loss) from discontinued operations had no significant impact on the basic and diluted net loss per common share for the three and six months ended April 30, 2008 and 2007.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Common Share (Continued)

For the three and six months ended April 30, 2008 and 2007, no effect has been given to outstanding options, warrants, convertible notes payable, or convertible debentures in the diluted computation, as their effect would be anti-dilutive (see Note 7).

Stock-Based Compensation

The Company reports stock based compensation under accounting guidance provided by SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, based on estimated fair values.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.  The Company has continued to attribute the value of stock-based compensation to expense on the straight-line single option method.  Stock-based compensation expense recognized under SFAS 123(R) related to employee stock options granted during the three months ended April 30, 2008 and 2007 was $101,514 and $117,183 respectively, and $201,128 and $227,948 for the six months ended April 30, 2008 and 2007, respectively.

As stock-based compensation expense recognized in the consolidated statement of operations for the three and six months ended April 30, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosure about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is evaluating the impact of this pronouncement on the Company’s consolidated financial position, results of operations and cash flows.

NOTE 3 – ACQUISITIONS

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

NOTE 3 – ACQUISITIONS (CONTINUED)

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

Acquisition of MCCI

On March 24, 2008, the Company completed its acquisition of all of the issued and outstanding capital stock of Multi-Carrier Communications, Inc., (“MCCI”), a subsidiary of UTEK Corporation (“UTEK”) in exchange for 150,000,000 shares of unregistered common stock of the Company, valued at $1,975,000, which are subject to certain anti-dilution adjustments.  As a result of the transaction, MCCI became a wholly-owned subsidiary of the Company. MCCI was incorporated on March 12, 2008 and its historical operations prior to acquisition were not significant.  The Company has accounted for this acquisition under the purchase method of accounting.  Upon closing of the acquisition transaction, the assets of MCCI included $300,000 in cash, and a worldwide exclusive license to certain technology owned by The University of Queensland & The University of Sydney and UNIQUEST Pty Limited (“Uniquest”).  The remaining purchase price of $1,675,000 was allocated to the license.  As the Company recorded an impairment of its existing technology licenses and capitalized software development costs during the year ended October 31, 2007 and is currently in the development stage, management determined it was unable to currently demonstrate alternative future uses for the license and support the carrying amount of the license based upon estimated future cash flows.  Accordingly, the $1,675,000 was charged to operations, under the caption “Acquired in-process research and development” during the three and six months ended April 30, 2008.

The technology relates to multiple advanced algorithms for the transmission of digital data across metallic media, such as copper wires.  Under the License Agreement (the “Uniquest License Agreement”) relating to such technology, MCCI is obligated to pay Uniquest an up-front fee and a patent reimbursement fee to cover patents costs relating to the technology. MCCI made those payments to Uniquest before the Company acquired MCCI.  The Uniquest License Agreement also provides that MCCI shall pay royalties based on achievement of certain sales levels for products utilizing the technology. Royalty obligations of MCCI are subject to certain minimum amounts. Unless earlier terminated by a party pursuant to the terms of the Uniquest License Agreement, the license expires upon the day before the date of expiration of all of the patent rights underlying the technology or 20 years from the date of the Uniquest License Agreement for unpatented technology.  The Uniquest License Agreement also permits

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – ACQUISITIONS (CONTINUED)

Acquisition of MCCI (Continued)

MCCI to sublicense the technology with the consent of Uniquest and obligates MCCI to make royalty payments to Uniquest based on a percentage of payments received by MCCI from sublicensees.  MCCI and Uniquest have also entered into a Research Agreement pursuant to which MCCI shall fund and obtain certain rights relating to the licensed technology developed through a research program to be implemented by Uniquest.  MCCI funded this research before the Company acquired MCCI.  The Company requires additional funds in order to exploit the patent license held by MCCI.

The results of operations of MCCI have been included in the accompanying condensed consolidated financial statements from the date of acquisition.

Based on our evaluation, the allocation of the purchase price for MCCI is as follows as of March 24, 2008, the date of acquisition:

Assets and technology acquired:

Cash acquired	$300,000
Acquired license to patented technology (research and development)	1,675,000
Total assets and technology acquired	$1,975,000

NOTE 4 - DEFERRED FINANCING COSTS

As of April 30, 2008, the deferred financing costs consist of costs incurred in connection with the issuance of the Company’s outstanding debt:

Deferred financing costs	$842,277
Less: accumulated amortization	(168,223)

Deferred financing costs, net	$674,054

Costs incurred in connection with debt financings are capitalized as deferred financing costs and amortized over the term of the related debt.  If any or all of the related debt is converted or repaid prior to its maturity date, a pro-rata share of the related deferred financing costs are written off and recorded as amortization expense in the period of the conversion or repayment in the consolidated statement of operations.  During the six months ended April 30, 2008, the Company capitalized $842,277 of deferred financing costs related to the 2007 Debentures (see Note 5).

Amortization of deferred financing costs was $116,858 and $253,947, for the three and six months ended April 30, 2008, respectively, and $41,161 and $1,165,847 for the three and six months ended April, 30, 2007, respectively.

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

The Company received net cash proceeds of approximately $2,830,000, after the payment of offering related fees and expenses of $345,000.  Out of these proceeds, the Company repaid in full $1,100,000 of bridge loans issued in July 2007.  Pursuant to the terms of the 2007 Debentures, each holder has the right at any time until his note is fully paid to convert any outstanding and unpaid principal and accrued interest into shares of common stock at the conversion price per share equal to 75% of the average of the closing bid prices of the Company’s common stock for the 10 trading days preceding the conversion date, however, the conversion price shall not exceed $0.05 per share.  The conversion price and number and kind of shares or other securities to be issued upon conversion are subject to adjustment.

The subscription agreement entered into in connection with the issuance of the Company’s 2007 Debentures provides that in the event the Company issues any common stock at a price per share less than the stated conversion price in the 2007 Debentures (a “Lower Conversion Price”), without the consent of each of the 2007 Debenture holders, then the Company shall (i) in the event the holder has converted debentures or exercised warrants, issue additional shares to the holder so that the average price per share still held by the holder following conversion or exercise is equal to the Lower Conversion Price, and (ii) reset the conversion price of the outstanding 2007 Debentures and the exercise price of the outstanding warrants issued in connection with the 2007 Debentures to the Lower Conversion Price.  In addition, the terms of the 2007 Debentures provide that in the event the Company issues common stock for consideration less than the maximum conversion price at the time of issuance, the maximum conversion price will be reduced to the Lower Conversion Price.

In February 2008, the Company entered into a transaction in which shares were issued at $0.0155 per share, which resulted in the maximum conversion price for the 2007 Debentures and the exercise price of the warrants issued to the investors and the Finder resetting to $0.0155 per share.  The reduction of the warrant exercise price resulted in revaluing these warrants to $1,743,384 as of April 30, 2008. Subsequent to the period ended April 30, 2008, the Company issued shares at prices below $0.0155 per share in settlement of litigation.  The Company believes the issuance of these shares will also lower the conversion price of the 2007 Debentures and the exercise price of the related warrants; however, the entire impact of these transactions is unclear as of the date of this report (see Note 11).

Interest payable on the 2007 Debentures accrues at an annual rate of 10% and is payable on March 31, 2008 and quarterly thereafter, and on the maturity date, accelerated or otherwise, when the principal and remaining accrued but unpaid interest is due and payable, unless previously converted into common stock.  The Company has not paid the March 31, 2008 interest with respect to any of the 2007 Debentures.  However, nine of the funds (or 75.59% of the outstanding 2007 Debenture principal) deferred their March 31, 2008 interest payment to June 30, 2008 in exchange for a 10% increase in said interest payment.  One of the nine funds also agreed to convert its interest payment into common stock.  Based upon management’s estimate of the Company’s cash balance, it is probable that the Company will not be able to pay the June 30, 2008 interest payment which would result in an event of default under the subscription agreement. As a result, in accordance with EITF Issue No. 86-30, Classification of Obligations When a Violation Is Waived by the Creditor, all amounts outstanding under 2007 Debentures, net of debt discount, have been classified as current liabilities in the condensed consolidated balance sheet as of April 30, 2008.

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
(A Development Stage Company Commencing November 1, 2007)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - CONVERTIBLE DEBENTURES (CONTINUED)

2007 Debentures (Continued)

The Company paid Blumfield Investments (the “Finder”) a cash finder’s fee equal to $317,500 (10% of the aggregate purchase price for the 2007 Debentures issued).  An additional fee equal to 10% of any cash proceeds received by the Company from exercise of the warrants will be payable to the Finder upon exercise of the warrants.  The Company also agreed to issue to the Finder a warrant, in substantially the same form as the warrants issued to the holders of the 2007 Debentures, pursuant to which the Finder may purchase 10 shares of common stock for each 100 shares issuable upon conversion of the 2007 Debentures and warrants as of the closing date.  As a result, the Company has issued a warrant to the Finder pursuant to which the Finder may purchase up to 29,306,567 shares of common stock at an initial exercise price of $0.10 per share, valued at $497,277 on the issuance date.  The fair value of these warrants of $497,277 and the offering related fees and expenses of $345,000 were recorded as deferred financing costs and are being charged to interest expense over the term of the 2007 Debentures.  The exercise price of the Finder’s warrants are subject to adjustments similar to those applicable to the warrants issued to the investors in the 2007 Debentures, which are discussed above.  In February 2008, the Company entered into a transaction in which shares were issued at $0.0155 per share, which resulted in the exercise price for the Finder’s warrants resetting to $0.0155 per share.  Subsequent to the period ended April 30, 2008, the Company issued shares at prices below $0.0155 per share in settlement of litigation.  The Company believes the issuance of these shares will also lower the exercise price of the Finder’s warrants; however, the entire impact of these transactions is unclear as of the date of this report (see Note 11).

To secure the Company’s obligations under the 2007 Debentures, the Company has granted a security interest in substantially all of its assets, including without limitation, its intellectual property, in favor of the investors.  The security interest terminates upon payment or satisfaction of all of the Company’s obligations under the 2007 Debentures.

In connection with the sale of the 2007 Debentures, the Company agreed to prepare and file with the SEC, within 45 days following the closing date, a registration statement for the purpose of registering for resale a number of shares of common stock equal to 125% of the shares issuable upon conversion of the 2007 Debentures.  The registration rights agreed to in the 2007 Debenture transaction provided that should the Company fail to file such registration statement within such time, or if the registration statement was not declared effective within 150 days from the closing date, the Company would pay liquidated damages equal to 2% of the principal amount of the 2007 Debentures and purchase price of the related warrants for each 30 day period.  Such liquidated damages are payable in cash or registered shares of stock valued at 75% of the average closing bid prices over the preceding 5 day period.

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
(A Development Stage Company Commencing November 1, 2007)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - CONVERTIBLE DEBENTURES (CONTINUED)

2007 Debentures (Continued)

The aggregate principal amount of $3,527,778 was recorded as a liability net of a debt discount of $352,778, which reflects the original issue discount of 10%, and a debt discount of $3,175,000 consisting of an allocation of the fair values attributed to the warrants issued to investors and to the embedded conversion feature in accordance with EITF Issue No. 00-19.  The debt discount of $3,175,000 consisted of a $2,116,667 value related to the warrants issued to investors and a value attributed to the embedded conversion feature of $1,058,333.  The debt discount was first allocated to the embedded conversion feature based on its fair value. After reducing the gross proceeds by the value attributed to the embedded conversion feature, the remaining unallocated debt discount of $2,116,667 was allocated to the warrants issued to investors.  The excess of the fair value of the warrants issued to investors above the debt discount allocated to these warrants was $369,721 and was recorded as interest expense.

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

During the three months ended April 30, 2008, accrued interest on the 2007 Debentures of $5,388 was converted into 603,712 shares of common stock.

Included in interest expense for the three and six months ended April 30, 2008 is $429,510 and $704,590, respectively, related to the amortization of the debt discount on these debentures.

The 2007 Debentures are summarized below as of April 30, 2008:

	Outstanding Principal Amount	Unamortized Debt Discount	Net Carrying Value
Current	$3,527,778	$2,823,188	$704,590

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
(A Development Stage Company Commencing November 1, 2007)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - CONVERTIBLE DEBENTURES (CONTINUED)

2006 Debentures (Continued)

Effective March 17, 2008, the Company entered into amendment agreements with two Investors holding 2006 Debentures with an aggregate principal amount of $200,000 (the “March 17 Amendments”). The March 17 Amendments amend the terms of the two subject 2006 Debentures to:  (1) extend the maturity date until September 17, 2008, (2) obligate the Company to pay all interest accrued on such debentures as of June 30, 2008 in cash; (3) extend the payment date for interest that will have accrued on such debentures as of June 30, 2008 until September 17, 2008; and (4) increase the outstanding amount of unconverted principal on such debentures by 20%, or $40,000, however, the 20% principal premium and interest accruing thereon must be paid in cash and may not be converted by such Investors into Company common stock.  The 20% principal premium was recorded in the consolidated statement of operations within operating expenses as an extension fee.  The March 17 Amendments also included waivers of any event of default that may have occurred under the terms of such 2006 Debentures prior to the date thereof.

Effective March 19, 2008, the Company entered into amendment agreements with two Investors holding unconverted 2006 Debentures with an aggregate principal amount of $425,000 (the “March 19 Amendments”).  In exchange for aggregate cash consideration of $23,181, the March 19 Amendments amend the terms of the two subject 2006 Debentures to extend the maturity date on such debentures until April 10, 2008.  The cash consideration of $23,181was recorded in the consolidated statement of operations within operating expenses as an extension fee.  The March 19 Amendments also included waivers of any event of default relating to failure to pay amounts due that may have occurred under the terms of such 2006 Debentures prior to the date thereof.

Effective April 17, 2008, the Company entered into amendment agreements with the two Investors that were parties to the March 19 Amendments (the “April 17 Amendments”).  In exchange for aggregate cash consideration of $23,181, the April 17 Amendments amend the terms of the two subject 2006 Debentures to extend the maturity date on such debentures until May 10, 2008.  The cash consideration of $23,181was recorded in the consolidated statement of operations within operating expenses as an extension fee.  The April 17 Amendments also included waivers of any event of default relating to failure to pay amounts due that may have occurred under the terms of such 2006 Debentures prior to the date thereof.

Effective May 29, 2008, the Company entered into amendment agreements with the two Investors that were parties to the March 19 Amendments (the “May 29 Amendments”).  In exchange for aggregate cash consideration of $23,181, the May 29 Amendments amend the terms of the two subject 2006 Debentures to extend the maturity date on such debentures until June 10, 2008.  The May 29 Amendments also included waivers of any event of default relating to failure to pay amounts due that may have occurred under the terms of such 2006 Debentures prior to the date thereof.

In June 2008, the Company reached an agreement with one Investor holding unconverted 2006 Debentures with an aggregate principal amount of $275,000 to extend the maturity date one month (the “June Extension”).  In exchange for aggregate cash consideration of $15,000, the June Extension amends the terms of the subject 2006 Debenture to extend the maturity date on such debenture until July 10, 2008.  The June Extension also included waivers of any event of default relating to failure to pay amounts due that may have occurred under the terms of such 2006 Debenture prior to the date thereof.

In June 2008, the Company reached an agreement with an Investor holding unconverted 2006 Debentures with an aggregate principal amount of approximately $150,000 (the “June Amendment”).  In the June Amendment, the maturity date of the subject 2006 Debenture was extended to June 30, 2009 and the variable conversion price of the subject 2006 Debenture was changed.  Such 2006 Debenture is convertible into shares of common stock at a conversion price for any such conversion equal to the lower of (x) 75% of the closing bid price of the common stock on the trading day immediately preceding the conversion date or (y) if the Company enters into certain financing transactions, the lowest purchase price or conversion price applicable to that transaction.  The conversion price is subject to adjustment.

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

Except for the 2006 Debenture that is subject to the June Amendment, the 2006 Debentures are convertible into shares of common stock at a conversion price for any such conversion equal to the lower of (x) 70% of the volume weighted average price (“VWAP”) of the common stock for the 20 days ending on the trading day immediately preceding the conversion date or (y) if the Company enters into certain financing transactions, the lowest purchase price or conversion price applicable to that transaction.  The conversion price is subject to adjustment.

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

The Company agreed to include the shares of common stock issuable upon conversion of the 2006 Debentures and exercise of the related warrants issued to investors and the placement agent in a registration statement filed by the Company with the Securities and Exchange Commission (the “SEC”).  Since the registration statement was not declared effective by the SEC by June 23, 2006, the Company was obligated to pay liquidated damages to the holders of the 2006 Debentures.  A registration statement covering the common stock issuable upon conversion of the 2006 Debentures and the related warrants issued to investors and the placement agent was declared effective by the SEC on August 16, 2006.  These liquidated damages aggregated $212,000.  At their option, the holders of the 2006 Debentures are entitled to be paid such amount in cash or shares of restricted common stock at a per share rate equal to the effective conversion price of the 2006 Debentures at the time the liquidated damages became due.  During the six months ended April 30, 2007, 464,535 shares of common stock valued at $68,547 were issued as payment for liquidated damages.  Accrued liquidated damages as of April 30, 2008 was $143,453.

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

During the six months ended April 30, 2008, $92,000 of principal amount of 2006 Debentures plus accrued interest of $26,844 were converted into 10,368,447 shares of common stock.  During the six months ended April 30, 2007, $3,931,000 of principal amount of 2006 Debentures plus accrued interest of $136,911 were converted into 56,376,123 shares of common stock.

As of April 30, 2008, the conversion option liability of $2,571,429 had been reduced to $240,000 as a result of conversions of the 2006 Debentures.  During the six months ended April 30, 2008, $39,429 was recorded as a reclassification to stockholders’ equity.  Since the issuance of the 2006 Debentures, an aggregate of $2,331,429 has been recorded as a reclassification to stockholders’ equity.

Included in interest expense for the three and six months ended April 30, 2008 is $34,786 and $116,843, respectively, related to the amortization of the debt discount on these debentures.  Included in interest expense for the three and six months ended April 30, 2007 is $80,599 and $2,831,187, respectively, related to the amortization of the debt discount on these debentures.

The 2006 Debentures are summarized below as of April 30, 2008:

	Outstanding Principal Amount	Unamortized Debt Discount	Net Carrying Value
Current	$600,000	$--	$600,000

2005 Debentures

On May 26, 2005, the Company completed a private placement to certain individual and institutional investors of $3,500,000 in principal amount of its three-year 7% Senior Secured Convertible Debentures (the “2005 Debentures”).  All principal is due and payable on May 26, 2008. The 2005 Debentures are convertible into shares of common stock at a conversion price equal to the lower of (x) 70% of the 5 day volume weighted average price of the Company’s common stock immediately prior to conversion or (y) if the Company entered into certain financing transactions subsequent to the closing date, the lowest purchase price or conversion price applicable to that transaction.  As of the date of this Report, the Company has not repaid the $4,280 principal amount outstanding on the 2005 Debentures, which are currently in default.

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

During the six months ended April 30, 2007, $1,284 of principal amount of 2005 Debentures plus accrued interest of $37 were converted into 18,321 shares of common stock.

As of April 30, 2008, the conversion option liability of $1,500,000 had been reduced to $1,834 as a result of conversions of the 2005 Debentures.  Since the issuance of the 2005 Debentures, an aggregate of $1,498,166 has been recorded as a reclassification to stockholders’ equity.

Included in interest expense for the three and six months ended April 30, 2008 is $349 and $705, respectively, related to the amortization of the debt discount on these debentures.  Included in interest expense for the three and six months ended April 30, 2007 is $345 and $1,375, respectively, related to the amortization of the debt discount on these debentures.

The 2005 Debentures are summarized below as of April 30, 2008:

	Outstanding Principal Amount	Unamortized Debt Discount	Net Carrying Value
Current	$4,280	$119	$4,161

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
(A Development Stage Company Commencing November 1, 2007)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - CONVERTIBLE DEBENTURES (CONTINUED)

7% Debentures (Continued)

Under the agreements with the purchasers of the 7% Debentures issued in December 2003, the Company is obligated to pay to the Debenture holders liquidated damages associated with the late filing of the Registration Statement and the missed Registration Statement required effective date of March 30, 2004.  Liquidated damages are equal to (x) 2% of the principal amount of all the Debentures during the first 30-day period following late filing or effectiveness and (y) 3% of the principal amount of all Debentures for each subsequent 30-day period (or part thereof). These liquidated damages aggregated to $160,000.  At the Company’s option, the Debenture holders are entitled to be paid such amount in cash or shares of Common Stock at a per share rate equal to the effective conversion price of the Debentures, which is currently $0.15.  Accrued liquidated damages as of April 30, 2008 was $37,550.

During the six months ended April 30, 2008, $25,000 of principal amount of 7% Debentures plus accrued interest of $7,530 were converted into 2,098,709 shares of common stock.  As an inducement to convert, the Company agreed to reduce the conversion price to $0.0155 which resulted in the issuance of 1,881,842 additional shares of common stock.  Accordingly, the Company recorded additional interest expense of $37,637 during the three and six months ended April 30, 2008.

There was no amortization of debt discount on these debentures for the three and six months ended April 30, 2008.  Included in interest expense for the three and six months ended April 30, 2007 is $733 and $1,491, respectively, related to the amortization of the debt discount on these debentures.

The 7% Debentures are summarized below as of April 30, 2008:

	Outstanding Principal Amount	Unamortized Debt Discount	Net Carrying Value
Current	$50,000	$--	$50,000

The remaining 7% Debentures outstanding at April 30, 2008, originally issued in May 2004, were due and payable in May 2007 and are currently in default.

NOTE 6 - NOTES PAYABLE

In May 2007, the Company entered into a promissory note resulting in gross proceeds of $400,000.  The promissory note was originally due and payable on August 22, 2007 and bears interest at the rate of 10% per annum.  The maturity date of this promissory note was initially extended to October 31, 2007.  On March 20, 2008, the Company entered into an agreement with the note holder pursuant to which the maturity date of the note was extended to July 31, 2008 and the note holder waived any default that may have existed.  In addition the Company agreed to use its best efforts to make minimum monthly principal and interest payments of $50,000 no later than the last calendar day of each month prior to the extended maturity date of July 31, 2008.  During the six months ended April 30, 2008, the Company repaid principal of $200,000 and accrued interest of $30,466.

NOTE 7 - STOCKHOLDERS’ DEFICIENCY

Common Stock

During the six months ended April 30, 2008, the Company:

·	issued 21,000,000 shares of restricted common stock in exchange for services valued at $471,000;

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - STOCKHOLDERS’ DEFICIENCY (CONTINUED)

Common Stock (Continued)

·	issued 13,070,868 shares of common stock upon conversion of convertible debentures with a principal amount of $117,000 and accrued interest of $39,762;

·	issued 18,350,000 shares of restricted common stock in exchange for cash proceeds of $273,000;

·	issued 60,000,000 shares of common stock valued at $1,740,000 upon acquisition of BDSI; and

·	issued 150,000,000 shares of common stock valued at $1,975,000 upon acquisition of MCCI.

Options Granted

During the three months ended January 31, 2008, the following options were granted:

·
Options to purchase 500,000 shares of common stock were granted to three employees under the 2006 Plan. These options were valued at $12,581 and have a ten year term, an exercise price of $0.027 per share, and vest over a period of approximately three years through January 2011;

·
Options to purchase 250,000 shares of common stock were granted to an employee under the 2006 Plan. These options were valued at $5,628 and have a ten year term, an exercise price of $0.021 per share, and vest over a period of approximately three years through December 2010; and

·
Options to purchase 2,000,000 shares of common stock were granted to a director under the 2006 Plan.  These options were valued at $57,827 and have a ten year term, an exercise price of $0.031 per share, and vest over a period of approximately three years through January 2011.

During the three months ended April 30, 2008, no options were granted.

The weighted-average estimated fair value of stock options granted during the six months ended April 30, 2008 and 2007 was $0.03 and $0.09 per share, respectively, using the Black-Scholes model with the following assumptions:

	April 30, 2008	April 30, 2007
Expected dividends	None	None

Expected volatility	110%	116%

Risk-free interest rate	3.88%	4.65%

Expected life	10 years	10 years

Options Forfeited

During the six months ended April 30, 2008, 3,096,505 options to employees were forfeited under the terms of their respective plans.

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

During the three months ended April 30, 2008, the Company granted warrants to purchase 17,503,759 shares of common stock at an exercise price of $0.15 per share to investors in connection with the issuance of restricted common stock.  The fair value of the stock warrants estimated on the date of grant using the Black-Scholes model is $0.008 per share or $132,616.

April 2007 Bridge Loan Warrants

In February 2008, the Company entered into a transaction in which shares were issued at $0.0155 per share.  As a result, the terms of the Company’s outstanding warrants issued in connection with its April 2007 Bridge Loan (the “April 2007 Bridge Loan Warrants”) repriced in accordance with a provision similar to the warrants issued in connection with the 2007 Debentures (see Note 5), which gives the holder of such warrants the benefit of the lowest price issued in a new transaction.  Therefore, the exercise price of the April 2007 Bridge Loan Warrants has been reset to $0.0155 and will reset again upon resolution of the Outboard Lawsuits valuation described in Note 11.  The reduction of the warrant exercise price resulted in revaluing the April 2007 Bridge Loan Warrants to $32,100 as of April 30, 2008.

Net Loss Per Share

Securities that could potentially dilute basic earnings per share (EPS), in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	As of
	April 30, 2008	April 30, 2007

Warrants to purchase common stock	320,356,095	117,870,937
2007 Debentures and accrued interest (1)	406,782,739	--
2006 Debentures and accrued interest (2)	64,608,285	9,822,118
Options to purchase common stock	39,269,480	38,893,750
Convertible notes payable and accrued interest	1,447,940	1,508,927
7% Debentures and accrued interest	439,087	621,548
2005 Debentures and accrued interest (3)	979,298	120,685

Total	833,882,924	168,837,965

(1)	Based on a ten day average closing bid price for the common stock discounted by 25% as of April 30, 2008 of $0.0090.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - STOCKHOLDERS’ DEFICIENCY (CONTINUED)

Net Loss Per Share (Continued)

(2)	Based on a twenty day volume weighted average common stock price discounted by 30% as of April 30, 2008 and 2007 of $0.0089 and $0.06895, respectively.

(3)	Based on a five day volume weighted average common stock price discounted by 30% as of April 30, 2008 and 2007 of $0.0085 and $0.06678, respectively.

Substantial issuances after April 30, 2008 through June 20, 2008:

Common stock issued in settlement of litigation	125,000,000

Common stock issued in exchange for cash proceeds	9,500,000

Common stock issued upon conversion of convertible debentures	26,338,104

Warrants granted to purchase common stock	4,000,000

NOTE 8 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Concentration of Credit Risk

The Company maintains cash balances in one financial institution.  The balance is insured by the Federal Deposit Insurance Corporation up to $100,000 per institution.  From time to time, the Company’s balances may exceed these limits.  As of April 30, 2008, there were no uninsured balances.  The Company believes it is not exposed to any significant credit risk for cash.

NOTE 9 - ACCOUNTING FOR THE UNCERTAINTY IN INCOME TAXES

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  This interpretation is effective for fiscal years beginning after December 15, 2006 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  As a result of the implementation of FIN 48, the Company recorded no adjustment for unrecognized income tax benefits.  At the adoption date of November 1, 2007 and also at April 30, 2008, the Company had no unrecognized tax benefits.  The Company classifies any interest and penalties related to income taxes as components of income tax expense.

The tax years 2003 to 2006 remain open to examination by the major taxing jurisdictions to which we are subject.  Preceding years also remain open to examination by U.S. federal and state revenue authorities to the extent of future utilization of net operating losses (NOLs) generated in each preceding year.

Utilization of the NOL may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986 and similar state provisions.  These ownership changes may limit the amount of NOL that can be utilized annually to offset future taxable income and tax.  In general, an ownership change, as defined in Section 382, results from transactions which increase the ownership of certain 5% or greater shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  Since the Company’s formation, the

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - ACCOUNTING FOR THE UNCERTAINTY IN INCOME TAXES (CONTINUED)

Company has raised capital through the issuance of capital stock and convertible debenture on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined in Section 382, or could result in a change of control in the future upon subsequent disposition.  The Company’s income tax return reflects the entire NOL without any limitation per Section 382.

The Company has completed a preliminary evaluation of its income tax return position in conjunction with its adoption of FIN 48.  Based upon this analysis, the Company believes that it is more likely than not that a change of control under Section 382 has occurred.  As a result, effective November 1, 2007, the Company reduced the carrying amount of its Deferred Tax Asset and related valuation allowance from approximately $23 million to $8 million for the tax effect of reducing its NOL from approximately $57.5 million to $20.7 million for financial reporting purposes.

During the six months ended April 30, 2008, the Company issued 210,000,000 shares of its common stock to UTEK Corp. as discussed in Note 3.  Under guidance provided by Section 382, the Company determined that the issuance of those shares, along with the issuance of additional shares of stock in connection with other transactions, more likely than not resulted in a change of control.  Accordingly, the Company further reduced the carrying amount of its Deferred Tax Asset and related valuation allowance from approximately $8 million to $3.2 million for the tax effect of reducing its NOL from approximately $20.7 million to $8 million.

The Company has not completed its formal evaluation of its Section 382 matters.  The effect of this change did not have any effect on the carrying value of the deferred tax asset which is fully offset by a valuation allowance.

NOTE 10 – RELATED PARTY TRANSACTIONS

From time to time during the six months ended April 30, 2008, the Company was advanced funds by an officer of the Company.  These advances are non-interest bearing.  At April 30, 2008, amounts due to the officer were $49,000 and are reflected on the accompanying condensed consolidated balance sheet as “advance from officer.”

NOTE 11 – SUBSEQUENT EVENTS

Equity Transactions

In May 2008, the Company issued:

(i)	4,500,000 shares of common stock to three investors for total cash proceeds of $45,000;
(ii)	1,185,712 shares of common stock to one investor upon conversion of 2006 Debentures with a principal amount of $10,000 and interest of $250;
(iii)	65,000,000 shares of common stock in settlement of two lawsuits with an investor holding 2006 Debentures with an aggregate principal amount of $50,000; and
(iv)
Warrants to purchase 4,000,000 shares of common stock at an exercise price of $0.15 per share were granted to investors in connection with the issuance of restricted common stock.  The fair value of the stock warrants estimated on the date of grant using the Black-Scholes model is $0.007 per share or $28,008.

In June 2008, the Company issued:

(i)	24,017,875 shares of common stock upon conversion of 2007 Debentures with a principal amount of $62,791 and interest of $14,795;
(ii)	1,134,517 shares of common stock upon conversion of 2006 Debentures with a principal amount of $5,000 and interest of $162;

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS (CONTINUED)

Equity Transactions (Continued)

(iii)	5,000,000 shares of restricted common stock in exchange for cash proceeds of $75,000; and
(iv)	60,000,000 shares of restricted common stock in settlement of one lawsuit with an investor holding 2006 Debentures with a principal amount of $25,000 and interest of $786.

Issuance of Promissory Notes

In June 2008, the Company entered into promissory notes resulting in gross proceeds of $112,000.  The promissory notes are due and payable one year from the date of the notes and bear interest at the rate of 10% per annum.

Reduction of Principal Amount of 2006 Debentures; Settlement of Litigation

In May and June 2008, the Company was a party to three separate lawsuits filed by Outboard Investments, Ltd. (“Outboard”), an assignee of a portion of $500,000 in 2006 Debentures originally held by Double U Master Fund, L.P.  Outboard filed the lawsuits in the Circuit Court for the Twelfth Judicial Circuit in and for Sarasota County, Florida (the “Outboard Lawsuits”) on May 8, 2008 (the “First Outboard Lawsuit”), May 29, 2008 (the “Second Outboard Lawsuit”) and June 12, 2008 (the “Third Outboard Lawsuit”).  In each of the Outboard Lawsuits, the plaintiff alleged that it was damaged by the Company’s failure to perform according to the terms of the 2006 Debentures.  Due to a lack of sufficient cash to satisfy the claims made and to defend such lawsuits, and without admitting any wrongdoing, the Company agreed to settle each of the Outboard Lawsuits by the payment of common stock.  These shares were issued without registration in reliance upon Section 3(a)(10) of the Securities Act.  On May 8, 2008, May 29, 2008 and June 12, 2008, respectively, the Florida court approved the settlements of the First Outboard Lawsuit, Second Outboard Lawsuit and Third Outboard Lawsuit, respectively, and the fairness of each settlement to Outboard.  In settlement of the First Outboard Lawsuit, the Company issued 25 million shares of common stock.  This resulted in the cancellation of $25,000 in principal plus interest of the 2006 Debentures.  In settlement of the Second Outboard Lawsuit, the Company issued 40 million shares of common stock.  This resulted in the cancellation of $25,000 of principal and interest owed under the 2006 Debentures.  In settlement of the Third Outboard Lawsuit, the Company issued 60 million shares of common stock.  This resulted in the cancellation of $25,786 in principal and interest owed under the 2006 Debentures.  The settlement of the Outboard Lawsuits resulted in a reduction of $75,000 in principal amount owed on the 2006 Debentures by the Company.

Change in Conversion Price

The subscription agreement entered into in connection with the issuance of the Company’s 2007 Debentures provides that in the event the Company issues any common stock to a person or entity at a price per share less than the stated conversion price in the 2007 Debentures (a “Lower Conversion Price”), without the consent of each of the 2007 Debenture holders, then the Company shall (i) in the event the holder has converted debentures or exercised warrants, issue additional shares to the holder so that the average price per share still held by the holder following conversion or exercise is equal to the Lower Conversion Price, and (ii) reset the conversion price of the outstanding 2007 Debentures and the exercise price of the outstanding warrants issued in connection with the 2007 Debentures to the Lower Conversion Price.  In addition, the terms of the 2007 Debentures provide that in the event the Company issues common stock for consideration less than the maximum conversion price at the time of issuance, the maximum conversion price will be reduced to the Lower Conversion Price.  In February 2008, the Company issued shares at a price of $0.0155 per share, which resulted in the resetting of the conversion price to no higher than $0.0155.  The Company believes that the issuance of shares in connection with the settlement of the Outboard Lawsuits also results in the lowering of the conversion price and maximum conversion price for the 2007 Debentures and the exercise price of the warrants issued in connection therewith.  However, due to ambiguities in the subscription agreement and the circumstances surrounding the issuances of shares in connection with the Outboard Lawsuits, it is unclear as to how the shares issued in the Outboard Lawsuits will be valued.

RIM SEMICONDUCTOR COMPANY AND SUBSIDIARIES
(A Development Stage Company Commencing November 1, 2007)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS (CONTINUED)

Change in Conversion Price (Continued)

Therefore, it is unclear what price the conversion price, the maximum conversion price and warrant exercise price will reset to with respect to the 2007 Debentures.  The Company intends to engage in discussions with the holders of the 2007 Debentures to clarify and resolve this issue.

In addition, the terms of the Company’s outstanding warrants issued in connection with its April 2007 Bridge Loan (the “April 2007 Bridge Loan Warrants”) have repriced in accordance with a similar provision, which gives the holder of such warrants the benefit of the lowest price issued in a new transaction.  Therefore, the exercise price of the April 2007 Bridge Loan Warrants has been reset to $0.0155 and will reset again upon resolution of the Outboard Lawsuits valuation described above.

The Company does not believe the shares issued in settlement of the Outboard Lawsuits should be valued based solely upon the value of the 2006 Debenture principal and interest that was cancelled as part of each settlement.  If the valuation was made on that basis, however, the lowest price at which shares could be deemed issued by the Company would be $0.00043 per share, and the conversion price and maximum conversion price for the 2007 Debentures, the exercise price of the warrants issued in connection therewith, and the exercise price of the April 2007 Bridge Loan Warrants would reset to that price.  If the exercise price of all such warrants were reduced to $0.00043 per share, the Company would recognize a gain based on the change in fair value of the warrants.  At June 20, 2008, the amount of such gain would have been approximately $1,591,000.

Increase in Authorized Shares

On June 3, 2008 shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares from 900,000,000 to 4,000,000,000.

There is an inverse relationship between the Company’s stock price and the number of shares issuable upon conversion of the Company’s debentures.  That is, the higher the market price of the common stock at the time a debenture is converted, the fewer shares the Company would be required to issue, and the lower the market price of the common stock at the time a debenture is converted, the more shares the Company would be required to issue.  If the maximum conversion price of the 2007 Debentures is reduced as a result of the issuance of stock in the Outboard Lawsuit settlements, or the Company’s stock price does not improve, the Company would need to further increase the number of shares of common stock authorized in order to honor its obligations to issue shares to the debenture holders and other holders of options, warrants, convertible promissory notes and other derivative securities.

Resignation of David R. Wojcik

Effective June 2, 2008, David R. Wojcik resigned as Senior Vice President Sales, Marketing and Business Development in order to pursue other business opportunities.  Mr. Wojcik’s Employment Agreement dated September 1, 2006 has also been terminated and the Company is under no obligation to make severance payments to him.  Options held by Mr. Wojcik to purchase up to 4,000,000 shares of common stock are forfeited unless exercised by August 31, 2008.  As of June 2, 2008, Mr. Wojcik was due from the Company $48,125 for accrued compensation and expenses.

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

On March 24, 2008, we completed the acquisition of all of the issued and outstanding capital stock of Multi-Carrier Communications, Inc., (“MCCI”), a subsidiary of UTEK Corporation (“UTEK”) in exchange for 150,000,000 shares of unregistered common stock of the Company, which are subject to certain anti-dilution adjustments.  As a result of the transaction, MCCI became a wholly-owned subsidiary of the Company. MCCI was incorporated on March 12, 2008 and its historical operations prior to acquisition were not significant.  We have accounted for this acquisition under the purchase method of accounting.  Upon closing of the acquisition transaction, the assets of MCCI included $300,000 in cash and a worldwide exclusive license to certain technology owned by The University of Queensland & The University of Sydney and UNIQUEST Pty Limited (“Uniquest”). The remaining purchase price of $1,675,000 was allocated to the license.  As we recorded an impairment of our existing technology licenses and capitalized software development costs during the year ended October 31, 2007 and are currently in the development stage, management determined it was unable to currently demonstrate alternative future uses for the license and support the carrying amount of the license based upon estimated future cash flows.  Accordingly, the $1,675,000 was charged to operations, under the caption “Acquired in-process research and development” during the three and six months ended April 30, 2008.

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

In May 2008 we announced that Teleconnect GmbH of Dresden, Germany, had chosen our Cupria™ transport processor for its new product line of high-speed data equipment. This new family of gigabit Ethernet transport equipment is being developed by Teleconnect at the request of a large European customer, which has not yet been formally announced by Teleconnect.

In June 2008 we announced that we received a purchase order for $1,050,000. The customer is a manufacturer of equipment that is used in the telecom and data industry.  We cannot fulfill this order at the present time.  Our ability to satisfy this order is dependent on our receipt of additional financing.  We will not recognize revenues from this order until we obtain such financing and build and ship the ordered products.

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

Registration Payment Arrangements

We account for registration payment arrangements in accordance with FASB Staff Position (FSP) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which specifies that contingent obligations to make future payments or otherwise transfer consideration under a registration payment arrangement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”.  SFAS No. 5 requires loss contingencies to be accrued and expensed if they are probable and reasonably estimable.  As of April 30, 2008, we have accrued $181,003 within accounts payable and accrued expenses for liquidated damages in connection with registration payment arrangements.

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. We have continued to attribute the value of stock-based compensation to expense on the straight-line single option method.  Stock-based compensation expense recognized under SFAS 123(R) related to employee stock options granted during the three months ended April 30, 2008 and 2007 was $101,514 and $117,183 respectively, and $201,128 and $227,948 for the six months ended April 30, 2008 and 2007, respectively.

As stock-based compensation expense recognized in the consolidated statement of operations for the six months ended April 30, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Together, our outsourced and employed engineer head count on April 30, 2008 totaled six full-time equivalent personnel.  From time to time we outsource some of the development activities with respect to our products to independent third party developers.  During the three months ended April 30, 2008 and 2007, we expended $130,845 and $161,946, respectively, for research and development of our semiconductor technology.  During the six months ended April 30, 2008 and 2007, we expended $550,257 and $809,620, respectively, for research and development of our semiconductor technology.

Technology Licenses

We have entered into four technology license agreements that may impact our future results of operations. Royalty payments, if any, under each license would be reflected in our consolidated statements of operations as a component of cost of sales.

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

In January 2008 we obtained a license to include BDSI’s technology in the Cupria™ family of transport processors.  The technology relates to an algorithm designed to enhance power allocation in telecommunications systems that use multicarrier modulation protocol. IPSL, ADSL, VDSL and DSL systems are all examples of multicarrier modulation protocols. The algorithm serves to improve the achievable data rate or the signal-to-noise ratio, reducing errors in the transmission. Under the exclusive license agreement relating to such technology, BDSI is obligated to pay the University of Illinois royalties based on achievement of certain sales levels for products utilizing the technology. Unless earlier terminated by a party pursuant to the terms of the license agreement, the license expires upon the expiration or termination of all of the University of Illinois patent rights underlying the technology. The license agreement also permits BDSI to sublicense the technology and obligates BDSI to make royalty payments to the University of Illinois based on a percentage of payments received by BDSI from sublicensees.

In March 2008 we obtained a license to include MCCI’s technology in the Cupria™ family of transport processors.  The technology relates to multiple advanced algorithms for the transmission of digital data across metallic media, such as copper wires. Under the License Agreement (the “Uniquest License Agreement”) relating to such technology, MCCI is obligated to pay royalties based on achievement of certain sales levels for products utilizing the technology.  Royalty obligations of MCCI are subject to certain minimum amounts. Unless earlier terminated by a party pursuant to the terms of the Uniquest License Agreement, the license expires upon the day before the date of expiration of all of the patent rights underlying the technology or 20 years from the date of the Uniquest License Agreement for unpatented technology. The Uniquest License Agreement also permits MCCI to sublicense the technology with the consent of Uniquest and obligates MCCI to make royalty payments to Uniquest based on a percentage of payments received by MCCI from sublicensees.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX AND THREE MONTHS ENDED APRIL 30, 2008 AND THE SIX AND THREE MONTHS ENDED APRIL 30, 2007

REVENUES.   No revenues were recorded in connection with our semiconductor business during the six months ended April 30, 2008 and 2007.

OPERATING EXPENSES.  Operating expenses primarily include acquired in-process research and development, the amortization of technology license and capitalized software development fees, research and development expenses in connection with the semiconductor business, and selling, general and administrative expenses.

Total operating expenses increased 79% or $1,456,689 to $3,296,757 for the three months ended April 30, 2008 from $1,840,068 for the three months ended April 30, 2007.  This increase in total operating expenses for the three months ended April 30, 2008 was due primarily to the acquired in-process research and development in connection with the acquisition of MCCI and an increase in selling, general and administrative expenses, offset by decreases in the amortization of technology licenses and capitalized software development fees and research and development expenses.

Total operating expenses increased 58% or $2,437,733 to $6,625,253 for the six months ended April 30, 2008 from $4,187,520 for the six months ended April 30, 2007.  This increase in total operating expenses for the six months ended April 30, 2008 was due primarily to the acquired in-process research and development in connection with the acquisitions of BDSI and MCCI and an increase in selling, general and administrative expenses, offset by decreases in the amortization of technology licenses and capitalized software development fees and research and development expenses.

There was no amortization of technology licenses and capitalized software development fees for the three and six months ended April 30, 2008 as compared to $270,363 and $530,666 for the three and six months ended April 30, 2007, respectively.  The decrease was due to the Company recognizing a loss on the impairment of technology licenses and capitalized software development costs during the year ended October 31, 2007 that reduced the carrying value to $0.

Research and development expenses decreased 19% or $31,101 to $130,845 for the three months ended April 30, 2008 from $161,946 for the three months ended April 30, 2007 due to a reduction in supplies, facilities, and legal expenses, offset by an increase in consulting expenses.  Research and development expenses decreased 32% or $259,363 to $550,257 for the six months ended April 30, 2008 from $809,620 for the six months ended April 30, 2007.  This decrease is primarily due to the decrease in stock based compensation offset primarily by increases in salaries and wages.  Stock based compensation recognized for research and development for the six months ended April 30, 2007 was $443,432, the majority of which was accounted for by a share-based payment valued at $395,000 to eSilicon, the initial payment required to commence pre-production work for Release 2.0 of the Cupria product line.  For the six months ended April 30, 2008, stock based compensation recognized for research and development was only $23,932.  Salaries and wages related to research and development increased during the six months April 30, 2008 due primarily to the costs being expensed during the period, whereas during the six months ended April 30, 2008 these costs were being capitalized as capitalized software based on the technology’s stage of development.

Total selling, general and administrative expenses increased 6% or $83,153 to $1,490,912 for the three months ended April 30, 2008 from $1,407,759 for the three months ended April 30, 2007.  This increase is primarily due to an increase in salaries and wages, legal and accounting fees, and fees related to the extension of maturity dates on convertible debentures, offset by a decrease in stock based compensation from $589,382 to $460,805 and a reduction in travel, meals, lodging and consulting fees.

Total selling, general and administrative expenses increased 7% or $212,762 to $3,059,996 for the six months ended April 30, 2008 from $2,847,234 for the six months ended April 30, 2007. This increase is primarily due to the increase in stock based compensation recognized for selling, general and administrative expenses from $1,058,791 to $1,173,025 and increases in salaries and wages, accounting fees, and fees related to the extension of maturity dates on convertible debentures, offset by decreases in legal and consulting fees.

OTHER (INCOME) EXPENSES.  Other expenses-net included interest income, interest expense, the change in fair value of derivative liabilities, and amortization of deferred financing costs.  In total, other income – net increased by 24% or $407,133 to $2,125,702 for the three months ended April 30, 2008 from $1,718,569 for the three months ended April 30, 2007. In total, for the six months ended April 30, 2008, there was income of $1,151,356 as compared with a loss of $3,716,722 for the six months ended April 30, 2007.  Changes in individual line items changed for the reasons below.

Interest expense increased 292% or $450,181 to $604,197 for the three months ended April 30, 2008 from $154,016 for the three months ended April 2007.  This increase is due primarily to additional interest expense and amortization of debt discount related to the 2007 Debentures.  Interest expense decreased 42% or $1,221,182 to $1,719,335 for the six months ended April 30, 2008 from $2,940,517 for the six months ended April 2007.  The decrease is primarily due to the amortization and write-off of debt discount due to increased conversions of the 2006 Debentures during the six months ended April 30, 2007 as compared to the six months ended April 30, 2008, offset by increases in interest expense and amortization of debt discount related to the 2007 Debentures.

We recognized a gain of $2,846,664 on the change in fair value of derivative liabilities for the three months ended April 30, 2008, an increase of $946,270 from a gain of $1,900,394 for the three months ended April 30, 2007.  In addition, we recognized a gain of $3,123,293 on the change in fair value of derivative liabilities for the six months ended April 30, 2008, an increase of $2,761,546 from a gain of $361,747 for the six months ended April 30, 2007.  The increased gains were primarily due to a larger number of derivative instruments, primarily warrants, outstanding as of April 30, 2008 and a larger decrease in the market price of our common stock during the three and six months ended April 30, 2008 as compared to the change during the three and six months ended April 30, 2007.  In general, increases in the market price of our common stock as compared to the exercise price of our warrants or options results in increases in the fair value of the warrant or option as estimated using the Black-Scholes model.

The amortization of deferred financing costs increased 184% or $75,697 to $116,858 for the three months ended April 30, 2008 from $41,161 for the three months ended April 30, 2007. This increase is due primarily to the amortization of deferred financing costs related to the 2007 Debentures that did not occur during the six months ended April 30, 2007.  The amortization of deferred financing costs decreased 78% or $911,900 to $253,947 for the six months ended April 30, 2008 from $1,165,847 for the six months ended April 30, 2007. The decrease for the six months ended April 30, 2008 is primarily a result of the conversions of the 2006 Debentures during the three months ended January 31, 2007. Upon conversion or repayment of debt prior to its maturity date, a pro-rata share of debt discount and deferred financing costs are written off and recorded as expense.

NET LOSS.   For the three months ended April 30, 2008 our net loss increased 863% or $1,051,223 to $1,173,042 from $121,819 for the three months ended April 30, 2007, primarily as the result of increases in interest expense, amortization of deferred financing costs, acquired in-process research and development, and selling, general and administrative expenses, offset by decreases in amortization of technology licenses and capitalized software development fees, research and development expenses, and an increase in the gain on the change in fair value of derivative liabilities.

For the six months ended April 30, 2008 our net loss decreased 31% or $2,443,174 to $5,469,129 from $7,912,303 for the six months ended April 30, 2007, primarily as the result of increases in the gain on the change in fair value of derivative liabilities, decreases in interest expense, amortization of deferred financing costs, amortization of technology licenses and capitalized software development fees, and research and development expenses, offset by the acquired in-process research and development and an increase in selling, general and administrative expenses.

The impact of discontinued operations was not significant for the three and six months ended April 30, 2008 or 2007.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the three months ended April 30, 2008, and during the period from May 1, 2008 to June 20, 2008, we have experienced a worsening financial position, a significant decline in the market price of our common stock (from closing prices of $0.012 at May 1, 2008 to $0.0011 at June 20, 2008), and increased difficulty in securing additional financing.  Although we were successful in raising $302,000 over the three months ended April 30, 2008 and $277,000 from May 1, 2008 through June 20, 2008, through private placements of common stock and loans, and obtained $300,000 in cash when we acquired MCCI on March 24, 2008, our need for additional financing remains acute.

Cash and cash equivalents balances totaled approximately $50,082 as of June 20, 2008, $1,621 as of April 30, 2008, and $35,368 as of October 31, 2007.  We need to raise additional funds on an immediate basis in order to comply with the terms of certain outstanding agreements, keep current essential suppliers and vendors, and to maintain our operations as presently conducted.  If we are unable to raise these funds, we will not be able to maintain operations as presently conducted and may cease operating as a going concern.  Management’s plans in this regard are to obtain other debt and equity financing until profitable operation and positive cash flow are achieved and maintained.  Even if we are able to raise additional funds through the issuance of debt or other means, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital.  Even after we receive orders for our products, we will require additional financing before we can fulfill such orders, and do not yet know what payment terms will be required by our customers or if our products will be successful.

At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all.  We may have difficulty obtaining additional funds as and if needed, and we may have to accept terms that would adversely affect our stockholders.  Additional equity financings are likely to be extremely dilutive to holders of our common stock and debt financing may involve significant payment obligations and covenants that restrict how we operate our business.  Covenants in our agreements with certain holders of our debentures issued in March 2006 and December 2007 may impede our ability to obtain additional financing.

Interest payments of approximately $193,000 are due June 30, 2008 on our 2007 Debentures.  We do not presently have sufficient funds to make these interest payments.  If we cannot raise sufficient funds to make these interest payments by July 8, 2008, or reach an agreement with our lenders to extend the interest payment date, we would be in default on the 2007 Debentures.  To secure our obligations under the 2007 Debentures, we granted a security interest in substantially all of our assets, including our intellectual property, in favor of the investors under the terms and conditions of a Security Agreement dated as of December 5, 2007.  If we are unable to perform our obligations under the 2007 Debentures, the investors could seek to foreclose and obtain possession or force the sale of substantially all of our assets, including our products under development.  If this were to occur, we could not continue in our current line of business.

We also have unsecured debt that is either past due or will be due in the next several months.  We require additional financing or accommodations from our lenders to satisfy these obligations or avoid or waive a default.  Interest payments of approximately $16,400 are due June 30, 2008 on our Senior Secured 7% convertible debentures issued in March 2006 (“2006 Debentures”).  As described below, $50,000 principal amount of our three year 7% convertible debentures (“7% Debentures”) matured in May 2007 and have not yet been repaid.  In addition, $4,280 principal amount of our Senior Secured 7% convertible debentures issued in May 2005 (“2005 Debentures”) matured in May 2008 and have not yet been repaid.  We have a note payable with an outstanding principal balance of $200,000 that will mature on July 31, 2008, and $275,000 and $85,000 principal amount of our 2006 Debentures that will mature on July 10, 2008 and September 17, 2008, respectively.

An additional $150,000 principal amount of 2006 Debentures will mature June 30, 2009.  Our 10% Secured Convertible Notes issued in December 2007 (the “2007 Debentures”) will mature in December 2009.  As of June 20, 2008, approximately $3,465,450 principal amount of such debentures was outstanding.

Review of Certain Outstanding Debt Securities

Since inception, we have funded our operations primarily through the issuance of our common stock and debt securities.  As a result of our issuances of debt securities, we have significant repayment obligations in 2008 and 2009 that will affect our liquidity position.

In December 2003, April 2004 and May 2004, we sold $1,350,000 in aggregate principal amount and received net proceeds of approximately $1,024,000 from the private placement to certain private and institutional investors of our 7% Debentures. As of April 30, 2008, there was $50,000 of principal amount of the 7% Debentures outstanding.  The 7% Debentures matured in May 2007, however, they have not yet been repaid.

In March 2006, we sold $6,000,000 in aggregate principal amount of our 2006 Debentures, receiving net proceeds of approximately $4.5 million after the payment of offering related costs.  As of April 30, 2008, there was $600,000 of principal amount of the 2006 Debentures outstanding. The 2006 Debentures originally were due and payable on March 10, 2008, but the maturity date was extended pursuant to agreements with the four remaining debenture holders.

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

Effective April 17, 2008, we entered into amendment agreements with the two investors that were parties to the March 19 Amendments (the “April 17 Amendments”).  In exchange for aggregate cash consideration of $23,181, the April 17 Amendments amend the terms of the two subject 2006 Debentures to extend the maturity date on such debentures until May 10, 2008.  The April 17 Amendments also included waivers of any event of default relating to failure to pay amounts due that may have occurred under the terms of such 2006 Debentures prior to the date thereof.

Effective May 29, 2008, we entered into amendment agreements with the two investors that were parties to the March 19 Amendments (the “May 29 Amendments”).  In exchange for aggregate cash consideration of $23,181, the May 29 Amendments amend the terms of the two subject 2006 Debentures to extend the maturity date on such debentures until June 10, 2008.  The May 29 Amendments also included waivers of any event of default relating to failure to pay amounts due that may have occurred under the terms of such 2006 Debentures prior to the date thereof.

In June 2008, we reached an agreement with one investor holding unconverted 2006 Debentures with an aggregate principal amount of $275,000 to extend the maturity date one month (the “June Extension”).  In exchange for aggregate cash consideration of $15,000, the June Extension amends the terms of the subject 2006 Debenture to extend the maturity date on such debenture until July 10, 2008.  The June Extension also included waivers of any event of default relating to failure to pay amounts due that may have occurred under the terms of such 2006 Debenture prior to the date thereof.

In June 2008, we reached an agreement with an investor holding unconverted 2006 Debentures with an aggregate principal amount of $100,551 (the “June Amendment”).  In the June Amendment, the maturity date of the subject 2006 Debenture was extended to June 30, 2009 and the variable conversion price of the subject 2006 Debenture was changed.  Such 2006 Debenture is convertible into shares of common stock at a conversion price for any such conversion equal to the lower of (x) 75% of the closing bid price of the common stock on the trading day immediately preceding the conversion date or (y) if we enter into certain financing transactions, the lowest purchase price or conversion price applicable to that transaction.  The conversion price is subject to adjustment.

In May 2005, we sold $3.5 million in aggregate principal amount of our 2005 Debentures in a private placement to certain private and institutional investors. As of April 30, 2008, there was $4,280 of principal amount of the 2005 Debentures outstanding.  The 2005 Debentures matured in May 2008, however, they have not yet been repaid.

In May 2007, we received $400,000 in proceeds from the issuance of a note payable which originally matured on August 22, 2007. The maturity date on this note payable was originally extended to October 31, 2007. As of April 30, 2008, the unpaid balance of the note was $200,000. The lender has agreed to waive any existing default on the promissory note and to extend the maturity date to July 31, 2008.  In addition, the Company has agreed to use its best efforts to make monthly principal payments of at least $50,000, plus any accrued interest on such prepayments.

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

Review of Condensed Consolidated Statements of Cash Flows

Net cash used in operating activities was $2,581,983 for the six months ended April 30, 2008, compared to $1,921,580 for the six months ended April 30, 2007. The increase in cash used in operations was principally the result of the following items:

·	a decrease in the net loss from continuing operations, which was $5,473,897 for the six months ended April 30, 2008, as compared to $7,904,242 for the six months ended April 30, 2007; and

·
a net decrease for the six months ended April 30, 2008 in other current assets, other assets, due to related party and accounts payable and accrued liabilities of $30,896 representing decreased cash inflows, compared to a net increase of $241,111 for the six months ended April 30, 2007;

impacted primarily by the following non-cash items:

·
decreased consulting fees and other compensatory elements of stock issuances, which were $1,196,957 for the six months ended April 30, 2008, compared to $1,502,223 for the six months ended April 30, 2007, principally due to the issuance of common stock during the six months ended April 30, 2007 with a value of $395,000 in exchange for services;

·
a gain on the change in fair value of derivative liabilities of $3,123,293 for the six months ended April 30, 2008, compared to a gain of $361,747 for the six months ended April 30, 2007, due to the reasons noted above;

·	the acquired in-process research and development of $3,015,000 in the six months ended April 30, 2008 which did not occur during the six months ended April 30, 2007;

·
interest expense related to the fair value of warrants issued in connection with the 2007 debentures in excess of debt discount of $369,721 for the six months ended April 30, 2008 which did not occur during the six months ended April 30, 2007;

·
decreased amortization of deferred financing costs, which were $253,947 for the six months ended April 30, 2008, compared to $1,165,847 for the six months ended April 30, 2007, principally due to significant conversions of the 2006 Debentures during the six months ended April 30, 2007 and the amortization of the related deferred financing costs;

·
decreased amortization of debt discount on notes, which was $1,115,471 for the six months ended April 30, 2008, compared to $2,893,510 for the six months ended April 30, 2007, principally due to significant conversions of the 2006 Debentures during the six months ended April 30, 2007 and the amortization of the related debt discount; and

·
amortization of technology licenses and capitalized software development fees of $530,666 for the six months ended April 30, 2007, compared to $0 for the six months ended April 30, 2008, due to the Company recognizing a loss on the impairment of technology licenses and capitalized software development costs during the year ended October 31, 2007 that reduced the carrying value to $0.

Net cash provided by investing activities was $690,750 for the six months ended April 30, 2008 compared to $560,794 for the six months ended April 30, 2007.  The net increase was due primarily to cash acquired in connection with the acquisitions of BDSI and MCCI of $700,000 and reduced capital expenditures during the six months ended April 30, 2008, as compared to proceeds from the maturity of short-term investments and from the sale of certain trademark rights, offset by capitalization of research and development costs and software development fees, as well as the purchase of equipment and leasehold improvements related to the buildout of our headquarters office facility during the six months ended April 30, 2007.

Net cash provided by financing activities of $1,852,000 for the six months ended April 30, 2008 was the result of proceeds from convertible debentures of $3,175,000, advances from an officer of $49,000, and the issuance of common stock of $273,000, offset by capitalized financing costs of $345,000 and the repayment of notes payable in the amount of $1,300,000.  This represents an increase of $1,237,000 from net cash provided by financing activities for the six months ended April 30, 2007 of $566,000 which was the result of proceeds from a $300,000 note payable and from the issuance of common stock of $300,000, offset by capitalized financing costs of $34,000.

Going Concern Qualification

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosure about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We are evaluating the impact of this pronouncement on our consolidated financial position, results of operations and cash flows.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect these controls during the three months ended April 30, 2008.

PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended April 30, 2008, we issued:

(i)	17,950,000 shares of common stock to ten investors for total cash proceeds of $253,000;
(ii)	2,098,709 shares of common stock to one institutional investor upon conversion of our 7% Debentures with a principal amount of $25,000 and interest of $7,530;
(iii)	603,712 shares of common stock to one institutional investor in payment of $5,388 in interest due on the 2007 Debentures;
(iv)	9,072,503 shares of common stock to three institutional investors upon conversion of our 2006 Debentures with a principal amount of $92,000 and interest of $3,711;
(v)	15,000,000 shares of common stock to one company in payment of services valued at $345,000;
(vi)	150,000,000 shares of common stock to UTEK Corporation in connection with our acquisition of MCCI valued at $1,975,000; and
(vii)
Warrants to purchase 17,503,759 shares of common stock at an exercise price of $0.15 per share to investors in connection with the issuance of restricted common stock.  The fair value of the stock warrants estimated on the date of grant using the Black-Scholes model is $0.008 per share or $132,616.

In May 2008, subsequent to the three months ended April 30, 2008, we issued:

(i)	4,500,000 shares of common stock to three investors for total cash proceeds of $45,000;
(ii)	1,185,712 shares of common stock to one investor upon conversion of our 2006 Debentures with a principal amount of $10,000 and interest of $250;
(iii)	65,000,000 shares of common stock in settlement of two lawsuits with an investor holding 2006 Debentures with an aggregate principal amount of $50,000; and
(iv)
Warrants to purchase 4,000,000 shares of common stock at an exercise price of $0.15 per share were granted to investors in connection with the issuance of restricted common stock.  The fair value of the stock warrants estimated on the date of grant using the Black-Scholes model is $0.007 per share or $28,008.

In June 2008, subsequent to the three months ended April 30, 2008, we issued:

(i)	24,017,875 shares of common stock upon conversion of 2007 Debentures with a principal amount of $62,791 and interest of $14,795;
(ii)	1,134,517 shares of common stock upon conversion of 2006 Debentures with a principal amount of $5,000 and interest of $162;
(iii)	5,000,000 shares of restricted common stock in exchange for cash proceeds of $75,000; and
(iv)	60,000,000 shares of restricted stock in settlement of one lawsuit with an investor holding 2006 Debentures with a principal amount of $25,000 and interest of $786.

These securities were issued without registration under the Securities Act in reliance upon the exemptions provided in Section 4(2) or Section 3(a)(10) of the Securities Act. Appropriate legends were affixed to the share certificates issued in all of the above transactions effected in reliance upon Section 4(2).  The Company believes that each of the recipients was an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in our common stock. All recipients had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions described above involved general solicitation or advertising.

ITEM 5.  Other Events

Reduction of Principal Amount of 2006 Debentures; Settlement of Litigation

In May and June 2008, Outboard Investments, Ltd. (“Outboard”), an assignee of a portion of $500,000 in 2006 Debentures originally held by Double U Master Fund, L.P. filed three separate lawsuits against the Company in the Circuit Court for the Twelfth Judicial Circuit in and for Sarasota County, Florida (the “Outboard Lawsuits”).  The Outboard Lawsuits were filed on May 8, 2008 (the “First Outboard Lawsuit”), May 29, 2008 (the “Second Outboard Lawsuit”) and June 12, 2008 (the “Third Outboard Lawsuit”).  In each of the Outboard Lawsuits, the plaintiff alleged that it was damaged by our failure to perform according to the terms of the 2006 Debentures.  Due to a lack of sufficient cash to satisfy the claims made and to defend such lawsuits, and without admitting any wrongdoing, we agreed to settle each of the Outboard Lawsuits by the payment of common stock.  These shares were issued without registration in reliance upon Section 3(a)(10) of the Securities Act.  On May 8, 2008, May 29, 2008 and June 12, 2008, respectively, the Florida court approved the settlements of the First Outboard Lawsuit, Second Outboard Lawsuit and Third Outboard Lawsuit, respectively, and the fairness of each settlement to Outboard.  In settlement of the First Outboard Lawsuit, we issued 25 million shares of common stock.  This resulted in the cancellation of $25,000 in principal plus interest of the 2006 Debentures.  In settlement of the Second Outboard Lawsuit, we issued 40 million shares of common stock.  This resulted in the cancellation of $25,000 of principal and interest owed under the 2006 Debentures.  In settlement of the Third Outboard Lawsuit, we issued 60 million shares of common stock.  This resulted in the cancellation of $25,786 in principal and interest owed under the 2006 Debentures.  The settlement of the Outboard Lawsuits resulted in a reduction of $75,000 in principal amount we owe on the 2006 Debentures.

Amendment to Promissory Note

On March 20, 2008, we entered into a written letter agreement extending to July 31, 2008 the maturity date of a promissory note originally due August 22, 2007, and subsequently extended to October 31, 2007 (see Note 6 to the accompanying condensed consolidated financial statements).  Prior to this time the Company had a verbal agreement with the Lender to extend the maturity date.

Change in Conversion Price

The subscription agreement entered into in connection with the issuance of our 2007 Debentures provides that in the event we issue any common stock to a person or entity at a price per share less than the stated conversion price in the 2007 Debentures (a “Lower Conversion Price”), without the consent of each of the 2007 Debenture holders, then we shall (i) in the event the holder has converted debentures or exercised warrants, issue additional shares to the holder so that the average price per share still held by the holder following conversion or exercise is equal to the Lower Conversion Price, and (ii) reset the conversion price of the outstanding 2007 Debentures and the exercise price of the outstanding warrants issued in connection with the 2007 Debentures to the Lower Conversion Price.  In addition, the terms of the 2007 Debentures provide that in the event we issue common stock for consideration less than the maximum conversion price at the time of issuance, the conversion price will be reduced to the Lower Conversion Price.  In February 2008, we issued shares at a price of $0.0155 per share, which resulted in the resetting of the conversion price to no higher than $0.0155.  We also believe that the issuance of shares in connection with the settlement of the Outboard Lawsuits results in the lowering of the conversion price and maximum conversion price for the 2007 Debentures and the exercise price of the warrants issued in connection therewith.  However, due to ambiguities in the subscription agreement and the circumstances surrounding the issuances of shares in connection with the Outboard Lawsuits, it is unclear as to how the shares issued in the Outboard Lawsuits will be valued.  Therefore, it is unclear what price the conversion price, the maximum conversion price and warrant exercise price will reset to with respect to the 2007 Debentures.  We intend to engage in discussions with the holders of the 2007 Debentures to clarify and resolve this issue.

In addition, the terms of our outstanding warrants issued in connection with our April 2007 Bridge Loan (the “April 2007 Bridge Loan Warrants”) have repriced in accordance with a similar provision, which gives the holder of such warrants the benefit of the lowest price issued in a new transaction.  Therefore, the exercise price of the April 2007 Bridge Loan Warrants has been reset to $0.0155 and will reset again upon resolution of the Outboard Lawsuits valuation described above.

We do not believe the shares issued in settlement of the Outboard Lawsuits should be valued based solely upon the value of the 2006 Debenture principal and interest that was cancelled as part of each settlement.  If the valuation was made on that basis, however, the lowest price at which shares could be deemed issued by us would be $0.00043 per share, and the conversion price and maximum conversion price for the 2007 Debentures, the exercise price of the warrants issued in connection therewith, and the exercise price of the April 2007 Bridge Loan Warrants would reset to that price.  If the exercise price of all such warrants were reduced to $0.00043 per share we would recognize a gain based on the change in fair value of the warrants.  At June 20, 2008, the amount of such gain would have been approximately $1,591,000.

Increase in Authorized Shares

On June 3, 2008 shareholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares from 900,000,000 to 4,000,000,000.

There is an inverse relationship between our stock price and the number of shares issuable upon conversion of our debentures.  That is, the higher the market price of the common stock at the time a debenture is converted, the fewer shares we would be required to issue, and the lower the market price of the common stock at the time a debenture is converted, the more shares we would be required to issue.  If the maximum conversion price of the 2007 Debentures is reduced as a result of the issuance of stock in the Outboard Lawsuit settlements, or our stock price does not improve, we would need to further increase the number of shares of common stock authorized in order to honor our obligations to issue shares to the debenture holders and other holders of options, warrants, convertible promissory notes and other derivative securities.

Advances from Chairman

From time to time during 2008, our Chairman of the Board and Executive Vice President, Ray Willenberg, Jr., has advanced funds to the Company, which have been repaid when we receive additional funding.  As of April 30, 2008 and as of the date of this Report, we owed Mr. Willenberg $49,000.  We do not have a written agreement with Mr. Willenberg regarding these advances, which are non-interest bearing.

ITEM 6.  Exhibits

3.1	Articles of Amendment to the Articles of Incorporation of the Company*
10.1
Agreement and Plan of Acquisition dated March 24, 2008, by and between Multi-Carrier Communications, Inc., UTEK Corporation and the Company (incorporated by reference to Exhibit 10.6 of the Company’s Report on Form 10-QSB for the period ended January 31, 2008 filed with the Commission on March 24, 2008 (the “January 2008 10-QSB”).

10.2
Amendment to 7% Senior Secured Convertible Debenture Series 06-01C Due March 10, 2008 by Puritan LLC., dated March 17, 2008 (incorporated by reference to Exhibit 10.7 of the Company’s January 2008 10-QSB).

10.3
Amendment to 7% Senior Secured Convertible Debenture Series 06-01C Due March 10, 2008 by Double U Master Fund LP., dated March 17, 2008 (incorporated by reference to Exhibit 10.8 of the Company’s January 2008 10-QSB).

10.4
Amendment to 7% Senior Secured Convertible Debenture Series 06-01C Due March 10, 2008 by Professional Offshore Opportunity Fund, Ltd., dated March 18, 2008 (incorporated by reference to Exhibit 10.9 of the Company’s January 2008 10-QSB).

10.5
Amendment to 7% Senior Secured Convertible Debenture Series 06-01C Due March 10, 2008 by Generation Capital Associates, dated March 18, 2008 (incorporated by reference to Exhibit 10.10 of the Company’s January 2008 10-QSB).

10.6	Employment Agreement dated March 20, 2008 between Ray Willenberg, Jr. and the Company (incorporated by reference to Exhibit 10.11 of the Company’s January 2008 10-QSB)(1).
10.7	Letter Agreement, executed March 20, 2008 between the Charles R. Cono Trust and the Company (incorporated by reference to Exhibit 10.12 of the Company’s January 2008 10-QSB).
10.8
Amendment No. 1 to Secured Convertible Note effective as of March 31, 2008, by and among the Company and the following parties: Alpha Capital Anstalt; Bessie Weiss Family Partnership; Bristol Investment Fund, Ltd.; Bursteine and Lindsay Sec. Corp.; CMS Capital; Congregation Sharei Chaim; Double U Master Fund LP; Brio Capital LP; and Whalehaven Capital Fund Limited.*

10.9	Amendment No. 2 to 7% Senior Secured Convertible Debenture Series 06-01C due March 10, 2008 effective as of April 18, 2008 between Generation Capital Associates and the Company.*
10.10	Amendment No. 2 to 7% Senior Secured Convertible Debenture Series 06-01C due March 10, 2008 effective as of April 18, 2008 between Professional Offshore Opportunity Fund and the Company.*
10.11	Amendment No. 3 to 7% Senior Secured Convertible Debenture Series 06-01C due March 10, 2008 effective as of May 29, 2008 between Generation Capital Associates and the Company.*
10.12	Amendment No. 3 to 7% Senior Secured Convertible Debenture Series 06-01C due March 10, 2008 effective as of May 29, 2008 between Professional Offshore Opportunity Fund and the Company.*
10.13	Promissory Note dated June 3, 2008 by the Company in favor of Charles Sheppard.*
10.14	Promissory Note dated June 4, 2008 by the Company in favor of Craig Musick.*
10.15	Promissory Note dated June 5, 2008 by the Company in favor of Dewaine M. Svela.*
10.16	Promissory Note dated June 6, 2008 by the Company in favor of Lamar Peterman.*
10.17	Promissory Note dated June 11, 2008 by the Company in favor of Robert Canning.*
10.18	Promissory Note dated June 13, 2008 by the Company in favor of Robert Kolnes.*
10.19	Promissory Note dated June 16, 2008 by the Company in favor of George Hightower.*
10.20	Promissory Note dated June 16, 2008 by the Company in favor of Michael Manone.*
10.21	Amendment No. 4 to 7% Senior Secured Convertible Debenture Series 06-01C due March 10, 2008 effective as of June 19, 2008 between Professional Offshore Opportunity Fund, Ltd. and the Company.*
31.1	Rule 13a-14/15d-14(a) Certification*
32.1	Section 1350 Certification*

_________________
*           Filed herewith.
(1)           Signifies a management agreement or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIM SEMICONDUCTOR COMPANY

DATE: June 26, 2008	BY:	/s/ Brad Ketch
Brad Ketch
President and Chief Executive Officer (Principal Executive Officer, Financial and Accounting Officer and Authorized Signatory)